Form 10-K
period 2016-12-31
PDL BIOPHARMA, INC.
filed 2017-03-01
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of shares of common stock held by non-affiliates of the registrant, based on the closing sale price of a share of common stock on June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the NASDAQ Global Select Market, was $512,648,875.

As of February 21, 2017, the registrant had outstanding 165,558,447 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be delivered to stockholders with respect to the registrant’s 2017 Annual Meeting of Stockholders to be filed by the registrant with the U.S. Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

PDL BIOPHARMA, INC.

2016 Form 10-K Annual Report

PART I

Forward-looking Statements

This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, including any statements concerning new licensing, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue” or “opportunity,” or the negative thereof or other comparable terminology. The forward-looking statements in this Annual Report are only predictions. Although we believe that the expectations presented in the forward-looking statements contained herein are reasonable at the time of filing, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct. These forward-looking statements, including with regards to our future financial condition and results of operations, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth below, and for the reasons described elsewhere in this Annual Report. All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

We own or have rights to certain trademarks, trade names, copyrights and other intellectual property used in our business, including PDL BioPharma and the PDL logo, each of which is considered a registered trademark. All other company names, product names, trade names and trademarks included in this Annual Report are trademarks, registered trademarks or trade names of their respective owners.

ITEM 1.          BUSINESS

Overview

We seek to provide a significant return for our shareholders by acquiring and managing a portfolio of companies, products, royalty agreements and debt facilities in the biotech, pharmaceutical and medical device industries. In 2012, we began providing alternative sources of capital through royalty monetizations and debt facilities, and in 2016, we began acquiring commercial-stage products and launching specialized companies dedicated to the commercialization of these products. To date, we have consummated 16 of such transactions. Of these transactions, five have concluded with an average annual internal rate of return of 18.4%: Merus Labs International, Inc., Durata Therapeutics, Inc., AxoGen, Inc., Avinger, Inc. and Paradigm Spine, LLC. We have four debt transactions outstanding, representing deployed and committed capital of $269.0 million and $309.0 million, respectively: CareView Communications, Inc., kaléo, Inc., Direct Flow Medical, Inc. and LENSAR, Inc.; we have one hybrid royalty/debt transaction outstanding, representing deployed and committed capital of $44.0 million: Wellstat Diagnostics, LLC; and we have six royalty transactions outstanding, representing deployed and committed capital of $496.1 million and $537.1 million, respectively: KYBELLA®, AcelRx Pharmaceuticals, Inc., ARIAD Pharmaceuticals, Inc., The Regents of the University of Michigan, Viscogliosi Brothers, LLC and Depomed, Inc.. Our equity and loan investments in Noden Pharma DAC and Noden Pharma USA, Inc. (together “Noden”) represents deployed and committed capital of $110.0 million and $202.0 million, respectively.

In connection with our acquisition of Tekturna through Noden, described in more detail below under the heading “Product Sales-Noden Purchase Agreement,” in July 2016, we began operating in two reportable segments: income generating assets and product sales. Our income generating assets segment consists of royalties from issued patents in the United States and elsewhere, covering the humanization of antibodies, which we refer to as the Queen et al. patents; notes and other long-term receivables, royalty rights - at fair value and equity investments. Our product sales segment consists of revenue derived from Tekturna®, Tekturna HCT®, Rasilez® and Rasilez HCT® (collectively, the “Noden Products” or “Tekturna”) sales. Prospectively, we expect to focus on the acquisition of additional products and expect to transact fewer royalty transactions and still fewer debt transactions. We anticipate that over time more of our revenues will come from our product sales segment and less of our revenues will come from our income generating assets segment.

Financial information about our operations, including our revenues and net income for the years ended December 31, 2016, 2015 and 2014, and our total assets as of December 31, 2016 and 2015, is included in our consolidated financial statements and accompanying notes in Item 8, “Financial Statements and Supplementary Data.”

Product Sales

We recently began acquiring, and plan to continue to acquire, commercial-stage products and companies who own or are acquiring pharmaceutical products. Our investment objective with respect to these transactions is to maximize our portfolio’s total return by generating current income from product sales. We consummated our first investment of this type with Tekturna in July 2016.

Noden Purchase Agreement

On July 1, 2016, Noden Pharma DAC, entered into an asset purchase agreement (“Noden Purchase Agreement”) where by it purchased from Novartis Pharma AG (“Novartis”) the exclusive worldwide rights to manufacture, market, and sell the branded prescription medicine product sold under the name Tekturna® and Tekturna HCT® in the United States and Rasilez® and Rasilez HCT® in the rest of the world (collectively the “Noden Products”) and certain related assets and assumed certain related liabilities (the “Noden Transaction”). Upon the consummation of the Noden Transaction, a noncontrolling interest holder acquired 6% equity interest in Noden. The equity interest of the noncontrolling interest holder is subject to vesting and repurchase rights over a four-year period. At December 31, 2016, 80% of the noncontrolling interest was subject to repurchase. We determined that Noden shall be consolidated under the voting interest model as of December 31, 2016.

Tekturna (or Rasilez outside the United States) contains aliskiren, a direct renin inhibitor, for the treatment of hypertension. While indicated as a first line treatment, it is more commonly used as a third line treatment in those patients who are intolerant of angiotensin converting enzyme inhibitors (“ACEs”) and angiotensin II receptor blockers (“ARBs”). It is not indicated for use with ACEs and ARBs in patients with diabetes or renal impairment. Tekturna HCT (or Rasilez HCT outside the United States) is a combination of aliskiren and hydrochlorothiazide, a diuretic, for the treatment of hypertension in patients not adequately controlled by monotherapy and as an initial therapy in patients likely to need multiple drugs to achieve their blood pressure goals. It is not indicated for use with ACEs and ARBs in patient with diabetes or renal impairment and not for use in patients with known anuria or hypersensitivity to sulfonamide derived drugs. Studies indicate that approximately 12% of hypertension patients are ACE/ARB inhibitor-intolerant. Tekturna and Tekturna HCT are contraindicated for use by pregnant women.

The agreement between Novartis and Noden provides for various transition periods for development and commercialization activities relating to the Noden Products. Initially, Novartis will continue to distribute the four products on behalf of Noden worldwide and Noden will receive a profit split on such sales. In the United States, the duration of the profit split ran from July 1, 2016 through October 4, 2016. Outside the United States, the profit split is expected to run from July 1, 2016 through approximately March 31, 2017. The event that terminates the profit split arrangement is the transfer of the marketing authorization for the four products from Novartis to Noden. Generally, the profit split to Noden is defined as gross revenues less product cost, a low single digit percentage as a fee to Novartis and the applicable rebates, trade discounts, returns, etc. Prior to the transfer of the marketing authorization, revenue will be recognized on a “net” basis; after the transfer of the marketing authorization, revenue will be recognized on a “gross” basis.

Because Novartis has not actively commercialized the four products for a number of years, and sales of the four products have been declining annually since that time, the ability of Noden to promote these four products successfully and efficiently will determine whether revenues can be stabilized and grown.

Income Generating Assets

We acquire income generating assets when such assets can be acquired on terms that we believe allow us to increase return to our stockholders. These income generating assets are typically in the form of notes receivables, royalty rights and hybrid notes/royalties receivable and in some cases, equity. We primarily focus our income generating asset acquisition strategy on commercial-stage therapies and medical devices having strong economic fundamentals. However, we do not expect that our acquired income generating assets will, in the near term, replace completely the revenues we generated from our license agreements related to our Queen et al. patents. In the second quarter of 2016, our revenues materially decreased after we stopped receiving payments from certain Queen et al. patent licenses and legal settlements, which accounted for 68%, 82% and 83% of our 2016, 2015 and 2014 revenues.

Royalties from Queen et al. patents

While the Queen et al. patents have expired and the resulting royalty revenue has dropped substantially since the first quarter of 2016, we continue to receive royalty revenue from one product under the Queen et al. patent licenses, Tysabri®, as a result of sales of licensed product that was manufactured prior to patent expiry.

Notes and Other Long-Term Receivables

We have entered, and may continue to enter, into credit agreements with borrowers across the healthcare industry, under which we make available cash loans to be used by the borrower. Obligations under these credit agreements are typically secured by a pledge of substantially all of the assets of the borrower and any of its subsidiaries. While we currently maintain this portfolio of notes receivable, our intention is to pursue fewer debt transactions, and focus on acquiring additional specialty pharmaceutical products or companies.

At December 31, 2016, we had a total of five notes receivable transactions outstanding and one note/royalty (hybrid) receivable transaction outstanding. The most significant investments are summarized below:

CareView

Deal Summary

In July 2015, we entered into a credit agreement with CareView Communications Inc. (“CareView”), under which we made available to CareView up to $40.0 million in two tranches of $20.0 million each. Under the terms of the credit agreement each tranche has a five-year maturity and outstanding borrowings under the credit agreement will bear interest at the rate of 13.5% per annum and are payable quarterly in arrears. Principal repayment will commence on the ninth quarterly interest payment date of each tranche of loans. The principal amount outstanding at commencement of repayment will be repaid in equal installments until final maturity of the loans. In addition, we have a security interest in substantially all of CareView’s assets.

In October 2015, we funded the first tranche of $20.0 million, net of fees. The additional $20.0 million in the form of a second tranche continues to be available upon CareView’s attainment of specified milestones relating to the placement of CareView Systems and Consolidated EBITDA (as defined in the credit agreement), to be accomplished no later than June 30, 2017.

Technology

CareView is a provider of products and on-demand application services for the healthcare industry by specializing in bedside video monitoring, archiving and patient care documentation systems and patient entertainment services.

kaléo

Deal Summary

In April 2014, we entered into a note purchase agreement with Accel 300 LLC (“Accel 300”), a wholly-owned subsidiary of kaléo, Inc. (“kaléo”), pursuant to which we acquired $150.0 million of secured notes due 2029. The secured notes were issued pursuant to an indenture between Accel 300 and U.S. Bank, National Association, as trustee, and are secured by 20% of net sales of its first approved product, Auvi-Q® (epinephrine auto-injection, USP) (known as Allerject™ in Canada), and 10% of net sales of kaléo’s second proprietary auto-injector based product, EVZIO (naloxone hydrochloride injection), and a pledge of kaléo’s equity ownership in Accel 300. The notes carry interest at 13% per annum, paid quarterly in arrears on principal outstanding. kaléo may redeem the notes at any time, subject to a redemption premium.

In March 2016, sanofi-aventis U.S. LLC (“Sanofi US”) and kaléo terminated their license and development agreement. All U.S. and Canadian commercial and manufacturing rights to Auvi-Q and Allerject™ were returned to kaléo. On February 14, 2017, kaléo reintroduced Auvi-Q to the U.S. market.

As of December 31, 2016, kaléo had a principal balance of $144.8 million due to us. kaléo continued to make interest payments due to us under the note purchase agreement while Auvi-Q was not marketed.

Technology

Auvi-Q is used to treat life-threatening allergic reactions (anaphylaxis) in people who are at risk for or have a history of these reactions.

EVZIO is approved for the emergency treatment of known or suspected opioid overdose, as manifested by respiratory and/or central nervous system depression.

Direct Flow Medical

Deal Summary

In November 2013, we entered into a credit agreement with Direct Flow Medical, Inc. (“Direct Flow Medical”) under which we agreed to provide up to $50.0 million to Direct Flow Medical, to be used to refinance its existing credit facility and fund the commercialization of its transcatheter aortic valve system used to treat aortic stenosis. An initial $35.0 million was funded at the close of the transaction, with the remaining $15.0 million to be funded upon the achievement of a specified milestone. We funded the $15.0 million second tranche to Direct Flow Medical, net of fees in November 2014. Outstanding borrowings under the first tranche bore interest at the rate of 15.5% per annum, payable quarterly in arrears. Upon occurrence of the borrowing of this second tranche, the interest rate applicable to all loans under the credit agreement was decreased to 13.5% per annum, payable quarterly in arrears.

The obligations under the credit agreement are secured by a pledge of substantially all of the assets of Direct Flow Medical and any of its subsidiaries.

In January 2016, we funded an additional $5.0 million to Direct Flow Medical in the form of a short-term secured promissory note that was converted into a loan under the credit agreement with substantially the same interest and payment terms as the existing loans. Subsequently in July, September and November 2016, we advanced additional loans of $1.5 million, $1.5 million, and $1.0 million respectively, as Direct Flow Medical sought to obtain an equity financing. On November 16, 2016, Direct Flow Medical advised us that its potential financing source had modified its proposal from an equity investment to a loan with a substantially smaller amount and under less favorable terms. Direct Flow Medical shut down its operations in December 2016 and in January 2017 made an assignment for the benefit of creditors. We then initiated foreclosure proceedings, which have since concluded, resulting in our obtaining ownership of most of the Direct Flow Medical assets through our wholly-owned subsidiary, DFM, LLC.

In January 2017, we and DFM, LLC entered into an Intellectual Property Assignment Agreement with Hong Kong Haisco Pharmaceutical Co., Limited (“Haisco”), a Chinese pharmaceutical company, whereby Haisco acquired former Direct Flow Medical clinical, regulatory and commercial information and intellectual property rights exclusively in China for $7.0 million.

Technology

Direct Flow Medical developed transcatheter heart technologies, including its Transcatheter Aortic Valve System that is designed to treat aortic stenosis. It was also developing a similar system for stenotic mitral valves. Direct Flow Medical has shut down its operations.

LENSAR

Deal Summary

In October 2013, we entered into a credit agreement with LENSAR, Inc. (“LENSAR”) under which we made available to LENSAR up to $60.0 million to be used by LENSAR in connection with the commercialization of its currently marketed LENSAR™ Laser System. Of the $60.0 million available to LENSAR, an initial $40.0 million was funded by us at the close of the transaction. The remaining $20.0 million in the form of a second tranche is no longer available to LENSAR under the terms of the credit agreement. Outstanding borrowings under the loans bore interest at the rate of 15.5% per annum, payable quarterly in arrears. The obligations under the credit agreement are secured by a pledge of substantially all of the assets of LENSAR.

In May 2015, we entered into a forbearance agreement with LENSAR as a result of LENSAR’s failure to comply with a liquidity covenant and make interest payments due under the credit agreement. Between May and December 2015, we provided additional funding to LENSAR.

In December 2015, LENSAR, LLC (“LENSAR/Alphaeon”), a wholly owned subsidiary of Alphaeon Corporation (“Alphaeon”), acquired certain assets of LENSAR and assumed $42.0 million in loans as part of the borrowings under our prior credit agreement with LENSAR. In addition, Alphaeon issued 1.7 million shares of its Class A common stock to us.

In December 2016, LENSAR, re-acquired the assets from Alphaeon and we entered into an amended and restated credit agreement with LENSAR whereby LENSAR assumed all obligations outstanding under the credit agreement with LENSAR/Alphaeon. Also in December 2016, LENSAR filed, with our support, a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11 case”). In January 2017, we agreed to provide debtor-in-possession financing of up to $2.8 million to LENSAR so that it can continue to operate its business during the remainder of the Chapter 11 case. LENSAR has filed a Chapter 11 plan of reorganization with our support under which, subject to bankruptcy court approval, it is expected that LENSAR will issue equity securities to us in exchange for a portion of our claims in the Chapter 11 case and will become one of our operating subsidiaries. We estimate that the bankruptcy proceeding will be concluded in the second quarter of 2017.

Technology

The LENSAR Laser System is approved by the U.S. Food and Drug Administration (the “FDA”) to perform both corneal and arcuate incisions, as well as lens fragmentation and anterior capsulotomy (with or without phacofragmentation), during cataract surgery.

Wellstat

Deal Summary

In March 2012, we executed a $7.5 million two-year senior secured note receivable with the holders of the equity interests in Wellstat Diagnostics, LLC a/k/a Defined Diagnostics, LLC (“Wellstat Diagnostics”). In August 2012, we and Wellstat Diagnostics amended the note receivable, providing a senior secured note receivable of $10.0 million, bearing interest at 12% per annum, to replace the original $7.5 million note receivable. This $10.0 million note receivable was repaid on November 2, 2012, using the proceeds of the $40.0 million credit facility we entered into on the same date.

In November 2012, we entered into a $40.0 million credit agreement with Wellstat Diagnostics pursuant to which we were to accrue quarterly interest payments at the rate of 5% per annum. In January 2013, Wellstat Diagnostics defaulted on the credit agreement, and as a result both parties agreed to enter into a forbearance agreement whereby we agreed to provide additional funding. In August 2013, we entered into an amended and restated credit agreement with terms substantially the same as those of the original credit agreement. However, pursuant to the amended and restated credit agreement: (i) the principal amount was reset to approximately $44.1 million.

During 2015 and 2016 we, Wellstat Diagnostics, and Samuel J. Wohlstadter, Nadine H. Wohlstadter, Duck Farm, Inc., Hebron Valley Farms, Inc., HVF, Inc., Hyperion Catalysis EU Limited, Hyperion, NHW, LLC, Wellstat AVT Investment, LLC, Wellstat Biocatalysis, LLC, Wellstat Biologics Corporation, Wellstat Diagnostics, Wellstat Immunotherapeutics, LLC, Wellstat Management Company, LLC, Wellstat Ophthalmics Corporation, Wellstat Therapeutics Corporation, Wellstat Therapeutics EU Limited, Wellstat Vaccines, LLC and SJW Properties, Inc., the guarantors of Wellstat Diagnostics’ obligations to us (collectively, the “Wellstat Diagnostics Guarantors”) were involved in a series of legal actions. A further discussion of the Wellstat litigation is included in Note 22, “Legal Proceedings” in Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

Technology

Wellstat Diagnostics is a private company dedicated to the development, manufacture, sale and distribution of small point of care diagnostic systems that can perform a wide variety of tests targeting the clinical diagnostics market.

Royalty Rights - At Fair Value

We have entered into various royalty purchase agreements with counterparties, whereby the counterparty conveys to us the right to receive royalties that are typically payable on sales revenue generated by the sale, distribution or other use of the counterparties’ products. Certain of our royalty agreements provide the counterparty with the right to repurchase the royalty rights at any time for a specified amount.

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

While we currently maintain this portfolio of royalty rights, our intention is to pursue fewer of these transactions while we focus on acquiring additional specialty pharmaceutical products or companies.

At December 31, 2016, we had a total of six royalty rights transactions outstanding, which are summarized below:

KYBELLA

Deal Summary

In July 2016, we entered into a royalty purchase and sales agreement with an individual, whereby we acquired the individual’s rights to receive certain royalties on sales of KYBELLA by Allergan, Plc in exchange for a $9.5 million cash payment and up to $1.0 million in future milestone payments based upon achieving specified product sales targets. We started to receive royalty payments during the third quarter of 2016.

Technology

KYBELLA is an FDA approved injectable treatment for adults with moderate-to-severe fat below the chin, known as submental fat. KYBELLA contains deoxycholic acid which destroys fat cells, and allows for a safer and less invasive alternative to surgical procedures.

AcelRx

Deal Summary

In September 2015, we entered into a royalty interest assignment agreement (the “AcelRx Royalty Agreement”) with ARPI LLC, a wholly owned subsidiary of AcelRx Pharmaceuticals, Inc. (“AcelRx”), whereby we acquired a portion of the royalties on expected sales of Zalviso™ (sufentanil sublingual tablet system) in the European Union, Switzerland and Australia by AcelRx’s commercial partner, Grünenthal. Under the terms of the agreement, we paid AcelRx $65.0 million, and in exchange, we will receive 75% of the royalties AcelRx receives from Grünenthal as well as 80% of the first four commercial milestone payments, until the earlier of occur of (i) receipt by us of payments equal to three times the cash payments made to AcelRx and (ii) the expiration of the licensed patents. We believe that the applicable patents run until January 2032. Zalviso received marketing approval by the European Commission in September 2015. Grünenthal launched Zalviso in the second quarter of 2016 and we started to receive royalties in the third quarter of 2016.

Technology

Zalviso is a combination drug and device product which, using a patient controlled dispenser, delivers a sub-lingual formulation of sufentanil, an opioid with a high therapeutic index. Zalviso is approved in the European Union.

ARIAD

Deal Summary

In July 2015, we entered into the revenue interest assignment agreement (the “ARIAD Royalty Agreement”) with ARIAD Pharmaceuticals, Inc. (“ARIAD”), whereby we agreed to provide ARIAD with up to $200.0 million in revenue interest financing in exchange for royalties based on the net revenues of Iclusig® (ponatinib). The purchase price of $100.0 million was payable in two tranches of $50.0 million each, with the first tranche having been funded on July 28, 2015 and the second tranche having been funded on July 28, 2016. Prior to the amendment as discussed below. ARIAD had an option to draw up to an additional $100.0 million at any time between the sixth and twelfth month anniversaries of the closing date.

Under the terms of the ARIAD Royalty Agreement, we initially received 2.5% of the worldwide net revenues of Iclusig until the one-year anniversary of the closing date, at which time the royalty increased to 5.0% of the worldwide net revenues of Iclusig and remains until December 31, 2018. Beginning January 1, 2019 and thereafter, the royalty rate will increase to 6.5%, subject to an additional increase to 7.5% if our funding exceeds $150 million. If we do not receive payments equal to or greater than the total amount funded on or before the fifth anniversary of each of the respective funding dates, ARIAD will pay us the difference between the amounts funded by us and the amounts paid to such date. In the event of certain shortfall, we may also receive royalties on brigatinib, a product for which ARIAD has filed for approval in the United States and European Unions.

In May 2016, ARIAD entered into a share purchase agreement with Incyte Corporation (“Incyte”), pursuant to which ARIAD sold to Incyte all of the outstanding shares of ARIAD Pharmaceuticals (Luxembourg) S.a.r.l., which is the parent company of ARIAD’s European subsidiaries responsible for the commercialization of Iclusig in the European Union and certain other countries.

In May 2016, we and ARIAD amended the ARIAD Royalty Agreement to, among other things, include the net sales of Iclusig made by Incyte Corporation in the amount payable to us after its acquisition of ARIAD’s commercialization operations with respect to Iclusig in the European Union and certain other countries. In addition, we agreed to restructure future funding under the ARIAD Royalty Agreement such that ARIAD’s option to draw up to an additional $100.0 million between January and July of 2016 was reduced to a maximum amount of up to an additional $40.0 million, which would be funded at ARIAD’s option in July of 2017. The amendment to the ARIAD Royalty Agreement did not affect our obligation to fund the second tranche of $50.0 million on the first anniversary of the ARIAD Royalty Agreement, which was funded in July 2016.

We have a put option based upon certain events, including a change of control at ARIAD, and ARIAD has a call option to repurchase the revenue interest at any time. Both the put and call prices have been pre-determined. In January 2017, Takeda Pharmaceutical Company Limited (“Takeda”) announced that it had entered into a definitive agreement to acquire ARIAD. The acquisition was consummated on February, 16, 2017 and we exercised our put option on the same day, which will result in a payment to us of a 1.2x multiple of the $100.0 million funded by us under the ARIAD Royalty Agreement, less royalty payments already received by us. We have received $9.3 million of royalty payments through December 31, 2016.

Technology

Iclusig is approved in the United States, European Union, Australia, Israel, Canada and Switzerland. In the United States, Iclusig is a kinase inhibitor indicated for the:

•
treatment of adult patients with T315I-positive chronic myeloid leukemia (chronic phase, accelerated phase, or blast phase) or T315I-positive Philadelphia chromosome positive acutelymphoblastic leukemia (Ph+ ALL), and

•	treatment of adult patients with chronic phase, accelerated phase, or blast phase chronic myeloid leukemia or Ph+ ALL for whom no other tyrosine kinase inhibitor (TKI) therapy is indicated.

University of Michigan

Deal Summary

In November 2014, we acquired a portion of the Regents of the University of Michigan’s (“U-M”) worldwide royalty interest in Cerdelga™ (eliglustat) for $65.6 million pursuant to the Royalty Purchase and Sale Agreement with U-M (the “U-M Royalty Agreement”). Under the terms of the U-M Royalty Agreement, we will receive 75% of all royalty payments due under U-M’s license agreement with Genzyme Corporation, a Sanofi company (“Genzyme”) until expiration of the licensed patents, excluding any patent term extension. The royalty rate used to calculate the royalties to be paid by Genzyme to U-M was not disclosed by the parties.

Technology

Cerdelga, an oral therapy for adult patients with Gaucher disease type 1, was developed by Genzyme. Cerdelga was approved in the United States in August 2014, in the European Union in January 2015 and in Japan in March 2015.

Viscogliosi Brothers

Deal Summary

In June 2014, we entered into a Royalty Purchase and Sale Agreement (the “VB Royalty Agreement”) with Viscogliosi Brothers, LLC (“VB”), whereby we acquired the right to receive royalties on net sales of a spinal implant that has received pre-market approval from the FDA held by VB and commercialized by Paradigm Spine, LLC (“Paradigm Spine”) in exchange for a $15.5 million cash payment. The royalty rights acquired includes royalties accruing from and after April 1, 2014. We receive all royalty payments due to VB pursuant to certain technology transfer agreements between VB and Paradigm Spine until we have received payments equal to 2.3 times the cash payment it made to VB, after which all payment rights will be returned to VB. VB may repurchase the royalty right at any time on or before June 26, 2018, for a specified amount. The chief executive officer of Paradigm Spine is one of the owners of VB. The Paradigm Spine Credit Agreement, entered into on February 14, 2014 between us and Paradigm Spine (the “Paradigm Spine Credit Agreement”), and the VB Royalty Agreement were negotiated separately.

Technology

The coflex® Interlaminar Technology is an Interlaminar Stabilization® device indicated for use in one or two level lumbar stenosis from L1-L5 in skeletally mature patients with at least moderate impairment in function.

Depomed

Deal Summary

In October 2013, we entered into the Royalty Purchase and Sale Agreement (the “Depomed Royalty Agreement”) with Depomed, Inc. (“Depomed”), whereby we acquired the rights to receive royalties and milestones payable on sales of five Type 2 diabetes products licensed by Depomed in exchange for a $240.5 million cash payment.

Under the terms of the Depomed Royalty Agreement, we will receive all royalty and milestone payments due under license agreements between Depomed and its licensees until we have received payments equal to two times the cash payment made to Depomed, after which all net payments received by Depomed will be shared evenly between us and Depomed.

The Depomed Royalty Agreement terminates on the third anniversary following the date upon which the later of the following occurs: (a) October 25, 2021, or (b) at such time as no royalty payments remain payable under any license agreement and each of the license agreements has expired by its terms.

Technology

The rights acquired include Depomed’s royalty and milestone payments accruing from and after October 1, 2013: (a) from Valeant Pharmaceuticals International, Inc. (“Valeant”) with respect to sales of Glumetza® (metformin HCL extended-release tablets) in the United States; (b) from Merck & Co., Inc. with respect to sales of Janumet XR® (sitagliptin and metformin HCL extended-release); (c) from Janssen Pharmaceuticals N.V. (“Janssen Pharmaceuticals”) with respect to potential development milestones and sales of its fixed-dose combination of Invokana® (canagliflozin, a sodium glucose co-transorter 2 (SGLT2) inhibitor) and extended-release metformin tablets, marketed as Invokamet XR®; (d) from Boehringer Ingelheim GmbH (“Boehringer Ingelheim”) with respect to potential development milestones and sales of the fixed-dose combinations of drugs and extended-release metformin subject to Depomed’s license agreement with Boehringer Ingelheim including its recently approved products, Jentadueto XR® and Synjardy XR®; and (e) from LG Life Sciences and Valeant for sales of extended-release metformin in Korea and Canada, respectively. On May 31, 2016, Boehringer Ingelheim and Eli Lilly & Company (“Eli Lilly”) announced that the FDA approved Jentadueto XR (a fixed dose combination of Linagliptin, a dipeptidyl peptidase-4 inhibitor and extended-release metformin tablets) for the treatment of type 2 diabetes in adults, which will be marketed by both companies. This approval triggered the payment of a milestone to us of $6.0 million. On September 21, 2016, Janssen Pharmaceuticals announced that the FDA approved Invokamet XR for the treatment of type 2 diabetes in adults. This approval triggered the payment of a milestone to us of $5.0 million. On December 12, 2016, Boehringer Ingelheim and Eli Lilly announced that the FDA approved Synjardy® XR (a fixed dose combination of Empagliflozin, a sodium-glucose co-transporter 2 inhibitor, and extended-release metformin tablets) for the treatment of type 2 diabetes in adults, which will be marketed by both companies. This approval triggered the payment of a milestone to us of $6.0 million. We will also be receiving royalties on the net sales of these three newly approved products.

Equity Investments

In addition to credit and royalty agreements, we make equity investments in healthcare companies. For example, we have acquired warrants to purchase equity interests in connection with certain of our existing notes receivable transactions. Our investment objective with respect to these equity investments is to maximize our portfolio total return by generating current income from capital appreciation. Our primary business objectives are to increase our net income, net operating income and asset value by investing in warrants and equity of companies with the potential for equity appreciation and realized gains.

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

Our U.S. patent No. 5,693,761 (the “761 Patent”), which expired on December 2, 2014, covered methods and materials used in the manufacture of humanized antibodies. In addition to covering methods and materials used in the manufacture of humanized antibodies, coverage under our ‘761 Patent typically extended to the use or sale of compositions made with those methods and/or materials. Our European patent no. 0 451 216B (the “216B Patent”) expired in Europe in December 2009. We have been granted Supplementary Protection Certificates (“SPCs”) for the Avastin®, Herceptin®, Lucentis®, Xolair® and Tysabri® products in many of the jurisdictions in the European Union in connection with the ‘216B Patent. The SPCs effectively extended our patent protection with respect to Avastin, Herceptin, Lucentis, Xolair and Tysabri generally until December 2014, except that the SPCs for Herceptin expired in July 2014. Because SPCs are granted on a jurisdiction-by-jurisdiction basis, the duration of the extension varies slightly in certain jurisdictions. Our revenue from payments made from the Queen et al. patents license and settlement materially decreased in the second quarter of 2016, with only revenue from Tysabri being recognized after such period.

Tekturna is protected by multiple patents worldwide, which specifically cover the composition of matter, the pharmaceutical formulations and methods of production. In the United States, the FDA Orange Book lists one patent, U.S. patent No. 5,559,111 (the “111 Patent”), which covers compositions of matter comprising aliskiren. The ‘111 Patent expires on July 21, 2018 unless a pediatric extension is granted, in which case it will expire on January 21, 2019. In addition, the FDA Orange Book for Tekturna lists U.S. Patent No. 8,617,595, which covers certain compositions comprising aliskiren, together with other formulation components, and will expire on February 19, 2026. The FDA Orange Book for Tekturna HCT lists U.S. patent No. 8,618,172, which covers certain compositions comprising aliskiren, together with other formulation components, and will expire on July 13, 2028. In Europe, European patent No. 678 503B (the “503B Patent”) expired in 2015. However, numerous SPCs have been granted which are based on the 503B Patent and which will provide for extended protection. These SPCs generally expire in April of 2020.

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

Our total revenues from licensees under our Queen et al. patents were $166.2 million, $485.2 million and $486.9 million, net of rebates and foreign exchange hedge adjustments, for the years ended December 31, 2016, 2015 and 2014, respectively.

Licensing Agreements for Marketed Products

In the year ended December 31, 2016, we received royalties on sales of the seven humanized antibody products listed below, all of which are currently approved for use by the FDA and other regulatory agencies outside the United States.

Licensee	Product Names
Genentech	Avastin
Herceptin
Xolair
Lucentis
Perjeta®
Kadcyla®

Biogen	Tysabri

Genentech

We entered into a master patent license agreement, effective September 25, 1998, under which we granted Genentech, Inc. (“Genentech”) a license under our Queen et al. patents to make, use and sell certain antibody products.

On January 31, 2014, we entered into the Settlement Agreement with Genentech and F. Hoffman LaRoche, Ltd. (“Roche”) (“Settlement Agreement”) that resolved all existing legal disputes between the parties.

The Settlement Agreement precluded Genentech and Roche from challenging the validity of our patents, including our SPCs in Europe, from contesting their obligation to pay royalties to us, from contesting patent coverage for Avastin, Herceptin, Lucentis, Xolair, Perjeta, Kadcyla and Gazyva (collectively, the “Genentech Products”) and from assisting or encouraging any third party in challenging our patents and SPCs. The Settlement Agreement further outlined the conduct of any audits initiated by us of the books and records of Genentech in an effort to ensure a full and fair audit procedure. Finally, the Settlement Agreement clarified that the sales amounts from which the royalties are calculated do not include certain taxes and discounts. Under the terms of the Settlement Agreement, we ceased receiving any revenue from Genentech after the first quarter of 2016.

Biogen

We entered into a patent license agreement, effective April 24, 1998, under which we granted to Elan Corporation, plc (“Elan”) a license under our Queen et al. patents to make, use and sell antibodies that bind to the cellular adhesion molecule α4 in patients with multiple sclerosis. Under the agreement, we are entitled to receive a flat royalty rate in the low, single digits based on Elan’s net sales of the Tysabri product. This license agreement entitles us to royalties following the expiration of our patents with respect to sales of licensed product manufactured prior to patent expiry in jurisdictions providing patent protection. In April 2013, Biogen, Inc. (“Biogen”) completed its purchase of Elan’s interest in Tysabri, and in connection with such purchase all obligations under our patent license agreement with Elan were assumed by Biogen.

Major Customers

Our revenues consist almost entirely of royalties and the changes in fair value of our royalty right assets. In 2016, 2015 and 2014, Genentech accounted for 43%, 70%, and 71% of our revenues, respectively, and Biogen accounted for 24%, 9% and 10% of our revenues, respectively. Although the last of our Queen et al. patents expired in December 2014, the royalty payments extended beyond the patent expiration based on the terms of our licenses and our legal settlements. In the second quarter of 2016, our revenues materially decreased after we stopped receiving payments from certain Queen et al. patent licenses and legal settlements, which accounted for 68%, 82% and 83% of our 2016, 2015 and 2014 revenues.

Beginning in the fourth quarter of 2016, we started to generate revenue from product sales to three major wholesalers in the United States. As of December 31, 2016, these three wholesalers accounted for 1.6%, 1.9% and 1.6%, respectively, of our total net sales in fiscal year 2016.

Competition

The two products of Noden are direct renin inhibitors approved for the treatment of hypertension. They compete against a number of classes of treatments including changes in diet, thiazide diuretics, ACEs, ARBs, calcium channel blockers, cardioselective beta blockers, alpha blockers, direct vasodilators and centrally acting agents. With the exception of diet, there are numerous drugs within each of the classes enumerated above, most of which have generic versions that are less expensive than Tekturna and Tekturna HCT. Physicians may also treat hypertension patients by combining one or more of the enumerated classes of treatments. Diet, thiazide diuretics, ACEs, ARBs and calcium channel blockers are most commonly used as first line treatments for hypertension and dominate the market, in part, because of the availability of low cost generics in each category. Renin inhibitors, such as Tekturna and Tekturna HCT which are the only approved direct renin inhibitors, and beta blockers are used thereafter followed by direct vasodilators, central acting agents and alpha blockers. Tekturna and Tekturna HCT are generally perceived as alternatives for patients who do not respond to, or are intolerant of, the first line therapies. In the United States, there are approximately six thiazide diuretics, eleven ACEs, eight ARBs and thirty-five calcium channel blockers, in each case, a number of which have one or more generic versions. There are approximately ten cardioselective beta blockers in the United States, a number of which have one or more generic versions.

Governmental Regulation

The research and development, manufacturing and marketing of pharmaceutical products are subject to regulation by numerous governmental authorities in the United States and other countries. We and our licensees, borrowers and royalty-agreement counterparties, depending on specific activities performed, are subject to these regulations. In the United States, pharmaceuticals are subject to regulation by both federal and various state authorities, including the FDA. The Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of pharmaceutical products and there are often comparable regulations that apply at the state level. There are similar regulations in other countries as well. For both currently marketed and products in development, failure to comply with applicable regulatory requirements can, among other things, result in delays, the suspension of regulatory approvals, as well as possible civil and criminal sanctions. In addition, changes in existing regulations could have a material adverse effect on us or our licensees, borrowers or royalty-agreement counterparties. For a discussion of the risks associated with government regulations, see Item 1A, “Risk Factors.”

Manufacturing

We currently contract with one third-party for manufacturing our Noden Products, this arrangement is covered by a foreign long-term supply agreement. To date, our third-party manufacturer has met our manufacturing requirements. Although to date we have not experienced interruptions in supplies, we cannot assure that we will continue to receive uninterrupted or adequate supplies of such products. We expect that the third-party manufacturer is capable of providing sufficient quantities of our Noden Products to meet anticipated demands. Our foreign long-term supply agreement is subject to, among other risks, FDA approval, governmental clearances, export duties, political instability, and restrictions on the transfers of funds.

Any inability to obtain our Noden Products on a timely basis, or any significant price increases not passed on to customers, could have a material adverse effect on our business, results of operations and financial condition.

Distribution

We entered into an arrangement with a third party logistic provider (“3PL”) who has commenced distribution of our Noden Products within the United States on our behalf. Our Noden Products are sold directly to wholesalers from 3PL-owned distribution centers.

The pharmaceutical industry’s largest wholesale distributors, Amerisource Bergen, McKesson and Cardinal Health, accounted for 1.6%, 1.9% and 1.6%, respectively, of our total net sales in fiscal year 2016.

Employees

As of December 31, 2016, we had eleven full-time employees managing our intellectual property, our asset acquisitions, operations and other corporate activities as well as providing for certain essential reporting and management functions of a public company. In addition, we have eight full-time employees at our Noden subsidiaries who manage Noden’s business and operations. None of our employees are covered by a collective bargaining agreement.

About PDL

We were incorporated under the laws of the state of Delaware in 1986 under the name Protein Design Labs, Inc. In 2006, we changed our name to PDL BioPharma, Inc. Our business previously included a biotechnology operation that was focused on the discovery and development of novel antibodies. We spun-off the operation to our stockholders as Facet Biotech Corporation in December 2008. Our principal executive offices are located at 932 Southwood Boulevard, Incline Village, Nevada, 89451, (775) 832-8500, and our website address is www.pdl.com. The information in or accessible through our website is not incorporated into, and is not considered part of, this filing.

Available Information

We file electronically with the U.S. Securities and Exchange Commission (the “SEC”) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov.

We make available free of charge on or through our website at www.pdl.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and proxy statements, as well as amendments to these reports and statements, as soon as practicable after we have electronically filed such material with, or furnished them to, the SEC. You may also obtain copies of these filings free of charge by calling us at (775) 832-8500. Also, our Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter, Litigation Committee Charter, Corporate Governance Guidelines and Code of Business Conduct, as well as amendments thereto, are also available free of charge on our website or by calling the number listed above. The information in or accessible through the SEC and our website is not incorporated into, and is not considered part of, this filing.

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

We have historically derived a significant portion of our royalty revenues from Genentech and other Queen et al. patent licensees which, in the case of our largest licensee, Genentech, expired in early 2016. Failure to acquire additional sources of revenue, including new product acquisitions and royalty revenue, after expiration of our Queen et al. patents and the related licenses may cause us to have insufficient revenues and positive cash flows to continue operations.

Our revenues to date have consisted almost entirely of royalties from licensees of our Queen et al. patents, which expired in December 2014. Of this revenue from licensees, for example, the Genentech Products accounted for 43%, 70% and 71% of our revenues for the years ended December 31, 2016, 2015 and 2014, respectively. Our license agreement with Genentech expired in the first quarter of 2016, and our other licensees, and efforts to identify and replace those sources of revenues in the future might not be successful. Failure to replace Queen et al. patent license revenues in an amount sufficient to continue our operations would have a material adverse effect on our business.

Our business plan is to continue to acquire additional income generating assets and products. However, we do not expect that these acquisitions will, in the near term, replace the revenues we have generated from our license agreements related to the Queen et al. patents. Specifically, after the first quarter of 2016, our revenues materially decreased after we stopped receiving significant payments from these Queen et al. patents license agreements and related legal settlements, and our continued success will become more dependent on the timing and our ability to acquire new income generating assets and products in order to generate revenues going forward to support our business model. We may be unable to acquire sufficient income generating assets and products for a number of reasons, including the fact that the acquisition of new products, royalty revenues or other income generating assets in the healthcare industry is a highly competitive area in which other companies, financial institutions and private funds compete for assets of interest to us. Those entities may have access to lower costs of capital, strategic opportunities or competitive advantages that may not be available to us. Other factors that may prevent us from acquiring favorable income generating assets and products include the following:

•	we may be unable to acquire income generating assets and products on terms that would allow us to make an appropriate level of return from the asset;

•	our products and asset investments may be less successful in the marketplace than may be necessary to generate an appropriate level of return from the asset; or

•	we may be forced to undertake more risk in obtaining the assets we pursue.

If we are unable to acquire suitable income generating assets and products in the near term, our business may suffer and we may determine that a wind-down, sale, or liquidation of the Company is in the best interests of our stockholders.

Any difficulties from strategic acquisitions could adversely affect our stock price and results of operations.

We may acquire companies, businesses and products that complement or augment our existing business. We may not be able to integrate any acquired business successfully or operate any acquired business profitably. Integrating any newly acquired business could be expensive and time-consuming. Integration efforts often take a significant amount of time, place a significant strain on managerial, operational and financial resources and could prove to be more difficult or expensive than we predict. The diversion of our management’s attention and any delay or difficulties encountered in connection with any future acquisitions we may consummate could result in the disruption of our ongoing business or inconsistencies in standards and controls that could negatively affect our ability to maintain third party relationships. Moreover, we may need to raise additional funds through public or private debt or equity financing, or issue additional shares, to acquire any businesses or products, which may result in dilution for stockholders or the incurrence of indebtedness.

Our investment in Noden is our first investment in support of commercial products rather than an investment in financial assets or royalties for income generation. Our returns from the investment in Noden are dependent upon the success of the acquired prescription pharmaceutical product sold under the brand names Tekturna, Tekturna HCT, Rasilez and Rasilez HCT and there can be no assurance that we will be able to successfully attain and maintain significant market acceptance of our products among physicians, patients, third party payors and others in the health care community.

We are dependent upon Noden and its management team in gaining and maintaining acceptance among physicians, third party payors, patients and others in the health care community for our products. Continued market acceptance of any approved product depends on a number of other factors, including:

•	the clinical indications for which the product is approved and the labeling required by regulatory authorities for use with the product, including any warnings that may be required in the labeling;

•	acceptance by physicians and patients of the product as a safe and effective treatment;

•	the cost, safety, efficacy and convenience of treatment in relation to alternative treatments;

•	the restrictions on the use of our products together with other medications;

•	the manufacture of good manufacturing practices compliant active pharmaceutical ingredient (“API”) and finished product in sufficient quantities and in a timely manner;

•	the availability of adequate coverage and reimbursement or pricing by third party payors and government authorities; and

•	the effectiveness of sales and marketing efforts.

Noden has limited commercial experience and is undertaking the commercialization of the Noden Products with a new contract sales force in the United States and no current commercial infrastructure outside the United States. Our revenues from the investment in Noden depend on Noden’s ability to successfully transition the Noden Products to a new commercial team, the failure of which could have an adverse impact on our revenues and the value of our investment in Noden.

In addition, the supply agreement with Novartis commits Noden to minimum purchase obligation of the Noden Products, which may result in excess inventory if Noden’s new commercial team is not able to sell the Noden Products at sufficient levels to cover the minimum purchase obligations. If we experience excess inventory, it may be necessary to write down or even write off such excess inventory, which could adversely affect our operating results.

Through our investment in Noden, we have a significant investment in the commercialization of products worldwide, and our returns on investment on the Noden Products are subject to a number of risks associated with international operations that could materially and adversely affect our business.

As a result of our acquisition of the Noden Products through our investment in Noden, we expect to be subject to a number of risks related to the sale of products worldwide, including:

•	international regulatory requirements for drug marketing and pricing in foreign countries;

•	varied standards of care in various countries that could complicate the commercial success of products;

•	varied drug import and export rules;

•	varying standards for the protection of intellectual property rights which may result in reduced or compromised exclusivity in certain countries;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	varied reimbursement systems and different competitive drugs indicated to treat the indications for which Noden Products are being commercialized;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws applicable to foreign operations;

•	compliance with the U.S. Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act, and other anti-corruption and anti-bribery laws;

•	foreign taxes and duties;

•	foreign currency fluctuations and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•
reliance on management, contract services organizations and other third parties that may be less experienced with manufacturing and commercialization than the party from whom the Noden Products were acquired;

•	potential liability resulting from product liability laws or the activities of foreign distributors; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters.

In addition, our international operations could be affected by currency fluctuations, capital and exchange controls, expropriation and other restrictive government actions as well as by political unrest, unstable governments and legal systems and inter-governmental disputes. Any of these circumstances could adversely affect our business.

Product sales are expected to generate a significant share of our revenues in the future and are subject to the risks and uncertainties of branded pharmaceutical products.

If our products become subject to problems such as changes in prescription growth rates, product liability litigation, unexpected side effects, regulatory proceedings, manufacturing issues, publicity affecting doctor or patient confidence, pressure from existing competitive products, changes in labeling, loss of patent protection (when applicable), or, if a new, more effective treatment should be introduced, the adverse impact on our revenues could be significant.

We depend upon a limited number of wholesalers for a significant portion of our revenues from the Noden Products, and the loss of, or significant reduction in sales to, any one of these wholesalers could adversely affect our operations and financial condition.

We sell the Noden Products primarily to wholesalers. Wholesalers sell the Noden Products to hospitals and physician offices. We do not promote the Noden Products to wholesalers, and they do not set or determine demand for Noden Products. Our ability to successfully commercialize Noden Products will depend, in part, on the extent to which we are able to provide adequate distribution of the Noden Products to patients. Although we have contracted with a number of wholesalers, they are expected generally to carry a very limited inventory and may be reluctant to be part of our distribution network in the future if demand for the product does not increase.

The use of pharmaceutical wholesalers involves certain risks, including, but not limited to, risks that these pharmaceutical wholesalers will not provide us accurate or timely information regarding their inventories, demand from wholesaler customers buying the Noden Products or complaints about the Noden Products, that these wholesalers will reduce their efforts or discontinue to sell or support or otherwise not effectively sell or support the Noden Products, or not devote the resources necessary to sell the Noden Products in the volumes and within the time frames that we expect.

Further, it is possible that these wholesalers could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to carry smaller volume products such as Noden Products, or lower margins or the need to find alternative methods of distributing the Noden Products. Although we believe we can find alternative channels to distribute the Noden Products on relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace any such wholesaler. The loss of any large wholesaler as part of our distribution network, a significant reduction in sales we make to wholesalers, or any failure to pay for the Noden Products we have shipped to them could materially and adversely affect our results of operations and financial condition.

We have significantly restructured our business and revised our business plan, including entering into a new segment reporting structure. The product sales segment and restructured business plan have been in effect for a limited period of time and there are no assurances that we will be able to successfully implement our business plan or successfully operate in our product sales segment.

We have traditionally focused on acquiring income generating assets when such assets can be acquired on terms that we believe allow us to increase return to our stockholders. Prospectively, we expect to focus on the acquisition of additional products in our product sales segment and expect to transact fewer royalty transactions and still fewer debt transactions. We anticipate that over time more of our revenues will come from our product sales segment and less of our revenues will come from our income generating assets segment. Our strategy is based on a number of factors and assumptions, some of which are not within our control, such as the actions of third parties. There can be no assurance that we will be able to successfully execute all or any elements of our strategy, or that our ability to successfully execute our strategy will be unaffected by external factors. If we are unsuccessful in growing our product sales business as planned, our financial performance could be adversely affected.

Our current and future acquisitions of other material income generating assets and products may not produce anticipated revenues, and if such transactions are secured by collateral, we may be, or may become, under-secured by the collateral or such collateral may lose value and we will not be able recuperate our capital expenditures in the acquisition.

We are engaged in a continual review of opportunities to acquire income generating assets and products, whether royalty-based or otherwise, or to acquire companies who own or are acquiring pharmaceutical products, or that hold royalty or other income generating assets. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, technical, financial and other confidential information, submission of indications of interest and involvement as a bidder in competitive auctions or other processes for the acquisition of income generating assets and products. Many potential acquisition targets do not meet our criteria, and for those that do, we may face significant competition for these acquisitions from other financial investors and enterprises whose cost of capital may be lower than ours. Competition for future asset acquisition opportunities in our markets is competitive and we may be forced to increase the price we pay for such assets or face reduced potential acquisition opportunities. In addition, ten out of seventeen of our acquisitions to date have been or are dependent on, or secured by, a single product revenue stream, which increases the risk of payments based on the competitive factors in the market as well as the pricing of the product. The success of our income generating asset acquisitions is based on our ability to make accurate assumptions regarding the valuation, timing and amount of payments, which is highly complex and uncertain, and the success of our equity investments and product acquisitions is based on our ability to accurately measure the anticipated commercial success, including regulatory approval and pricing, of our products and our counterparties products, which is difficult and subject to various competitive and market factors that may be outside of our control. For example, recently there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their commercial products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. We are unable to control the pricing strategies used by our counterparties, and if our counterparties fail to use appropriate pricing strategies, or receive negative reactions to their pricing strategies, it could negatively impact products from which our revenues would be derived. The failure of any of our acquisitions to produce anticipated revenues may materially and adversely affect our financial condition and results of operations.

Some of these income generating acquisitions expose us to credit risk in the event of default by the counterparty, and we expect the credit-based mix of assets in our portfolio to increase in the future. To mitigate this risk, on occasion, we may obtain a security interest as collateral in the assets of such counterparty. Our credit risk in respect of such counterparty may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount we are due pursuant to the terms of the particular income generating assets or products. This could occur in circumstances where the original collateral was not sufficient to cover a complete loss (e.g., our interests were only partially secured) or may result from the deterioration in value of the collateral, so that, in either such case, we are unable to recover our full capital outlay and any anticipated return. Additionally, we may face difficulty in collection efforts with respect to a credit agreement counterparty that is in default under a credit agreement with us. Such difficulties could lead to litigation or other legal procedures which may or may not be successful, and which will require significant financial and management resources to address. For example, we have been engaged in multiple legal proceedings with Wellstat Diagnostics and its affiliates related to their credit agreement default, which is described in more detail in Note 22, “Legal Proceedings,” and in Note 22, “Financial Statements and Supplementary Data” of this Annual Report. Any such losses resulting therefrom could materially and adversely affect our financial condition and results of operations.

We and our licensees, borrowers and royalty-agreement counterparties may be unable to maintain regulatory approvals for currently licensed products, or to obtain regulatory approvals or favorable pricing for new products, and we or they may voluntarily remove currently licensed products from marketing and commercial distribution. Any of such events, whether due to safety issues or other factors, could reduce our revenues.

We and our licensees, borrowers and royalty-agreement counterparties are subject to stringent regulation with respect to product safety and efficacy by various international, federal, state and local authorities. Of particular significance are the FDA requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use in the United States. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of a biologic license application or new drug application are substantial and can require a number of years. In addition, even if our products, or our licensees’, borrowers’ and royalty-agreement counterparties’ products receive regulatory approval, we and they will remain subject to ongoing FDA and other international regulations including, but not limited to, obligations to conduct additional clinical trials or other testing, changes to the product label, new or revised regulatory requirements for manufacturing practices, written advisements to physicians and/or a product recall or withdrawal. We and our licensees, borrowers and royalty-agreement counterparties may not maintain necessary regulatory approvals for our or their existing licensed products or we or our licensees may not obtain necessary regulatory approvals on a timely basis, if at all, for any of our products, or the licensed products our licensees are developing or manufacturing. Moreover, the current political environment in the United States is focused on potential reductions in pricing for pharmaceutical and other health care products, which may negatively impact any existing or new products from which our revenues would be derived. We are unable to control the pricing strategies used by our licensees, borrowers and royalty-agreement counterparties, and if they fail to use appropriate pricing strategies, or receive negative reactions to their pricing strategies, it could negatively impact our revenues. In addition, communications from government officials regarding pricing for pharmaceutical and other health care products could have a negative impact on our stock price, even if such communications do not ultimately impact our products or our licensees’, borrowers’ and royalty-agreement counterparties’ products. The occurrence of adverse events reported by any licensee, borrower or royalty-agreement counterparty may result in the revocation of regulatory approvals or decreased sales of the applicable product due to a change in physicians’ willingness to prescribe, or patients’ willingness to use the applicable product. We and our licensees, borrowers and royalty-agreement counterparties could also choose to voluntarily remove licensed products from marketing and commercial distribution. In any of these cases, our revenues could be materially and adversely affected. For example, in November 2011, the FDA removed the indication for breast cancer from Avastin’s label. In 2005, Tysabri, was temporarily suspended and then returned to the market. In such cases, our revenues could be materially and adversely affected.

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

Many of our potential income generating assets and products are in companies or assets that have limited commercialized revenue-generating products or are dependent on the actions of unrelated third parties, which may negatively impact our investment returns.

In anticipation of the expiration of our Queen et al. patents and related license agreements, we recently began acquiring, and plan to continue acquiring, pharmaceutical products. Our investment objective with respect to these transactions is to maximize our portfolio’s total return by generating current income from product sales. We consummated our first investment of this type with Noden in July 2016. In addition, we have made and will likely continue to make investments in income generating assets and products, such as equity investments in product focused companies, loans in exchange for a profit share or royalty streams, in the healthcare industries, which investments may be in companies that, at the time of investment, have limited or no commercialized revenue-generating products. If the assets are not successfully commercialized, the value of our investments would be negatively affected and our investment returns would be negatively impacted. The ultimate success of our investments in many of our potential income generating assets and products in these industries will depend on our ability, and the ability of our counterparties or their licensees to innovate, develop and commercialize products, in competitive and highly regulated markets. Our or their inability to do so would negatively affect our investment returns. In addition, in connection with many of our potential income generating assets and products, we are dependent, to a large extent, on third parties to enforce certain rights for our benefit. For example, we acquired certain royalty rights from Depomed, which, as the licensor of certain patents, retains various rights, including the contractual right to audit its licensees and to ensure those licensees are complying with the terms of the underlying license agreements. Depomed also retains full responsibility to protect and maintain the intellectual property rights underlying the licenses. While we have contractual rights to require Depomed to take action regarding many of these rights, because Depomed’s economic interest in the license agreements is limited, it may not enforce or protect those rights as it otherwise would have had it retained the full economic interest in the payments under the license agreements. Moreover, in respect of the royalty stream relating to the Glumetza diabetes medication that we acquired from Depomed, which is the royalty right producing the highest revenues from our Depomed acquired royalties, a single generic manufacturer entered the market in February 2016 and two additional generic manufacturers entered the market in August 2016 as provided for in settlement agreements between Depomed and these generic manufacturers. We were aware of these settlement agreements, considered them in the cost of the acquiring this asset and expect the entry of these generic products to reduce our Glumetza revenues.

We and our licensees, borrowers and royalty-agreement counterparties face significant market pressures with respect to our and their products, and the amount of revenues from our investment in Noden or royalties from our income generating assets and products that we receive are subject to various competitive and market factors that may be outside of our control.

We and our companies, licensees, borrowers and royalty-agreement counterparties face competition from other pharmaceutical, biotechnology, device and diagnostic companies. The introduction of new competitive products may result in lost market share for us or our licensees, borrowers and royalty-agreement counterparties, reduced use of our or their products, lower prices and/or reduced product sales, any of which could reduce our royalty revenues, or the revenues on which we rely to produce the returns on our acquisitions, and have a material adverse effect on our results of operations.

The amount of any royalties and returns on our investments that we receive from our income generating assets and products will depend on many factors, including the following:

•	the timing and availability of generic product competition for our products, and our licensees’, borrowers’ and royalty-agreement counterparties’ products;

•
potential challenges or design arounds to product, use or manufacturing related patents which provide exclusivity for products and assets before their expiration by generic pharmaceutical manufacturers;

•	the size of the market for our products, and our licensees’, borrowers’ and royalty-agreement counterparties’ products;

•
the extent and effectiveness of the sales and marketing and distribution support our licensees’, borrowers’ and royalty-agreement counterparties’ products and the implementation of a new sales force and commercial infrastructure with commercial experience in connection with the commercialization of our products;

•	the existence of novel or superior products to our products, or our licensees’, borrowers’ and royalty-agreement counterparties’ products;

•	the availability of reduced pricing and discounts applicable to our licensees’, borrowers’ and royalty-agreement counterparties’ products;

•	stocking and inventory management practices related to our products or our licensees’, borrowers’ and royalty-agreement counterparties’ products;

•
limitations on indications for which our products or our licensees’, borrowers’ and royalty-agreement counterparties’ products can be marketed; the competitive landscape for approved products and developing therapies that compete with our products or our licensees’, borrowers’ and royalty-agreement counterparties’ products;

•	the ability of patients to be able to afford our products, or our licensees’, borrowers’ and royalty-agreement counterparties’ products or obtain health care coverage that covers those products;

•
acceptance of, and ongoing satisfaction with, our products and our licensees’, borrowers’ and royalty-agreement counterparties’ products by the care providers, patients receiving therapy and third party payors; or

•	the unfavorable outcome of any potential litigation relating to our products and our licensees’, borrowers’ and royalty-agreement counterparties’ products.

For example, in 2015, Valeant announced two price increases on Glumetza, a royalty-bearing product under our Depomed Royalty Agreement. The impact of Valeant’s price adjustments on our Depomed royalty entitlement is difficult to predict. While the price increases would be expected to increase revenues and thus our royalties, the entry of one generic manufacturer into this market in February of 2016 and two additional generic manufacturers in August 2016 has resulted in a significant reduction in market share for Glumetza. Due to the uncertainties caused by changes in pricing by third parties that are outside our control and generic competition, we may not be able to accurately estimate the impact on royalties on such sales paid to us for Glumetza or any other product. Additionally, Noden’s ’111 Patent, expires in July of 2018, or up to January of 2019 if extended by virtue of pediatric testing requirements. While Noden has additional patent coverage related to drug formulation and manufacturing technology which relate to our commercialization of Tekturna in the United States and which expires later than 2019, competitors may be able to design around these patents and, as a result, we may face generic competition with respect to Tekturna in the United States earlier than the expiration of these latter patents.

We and our licensees must protect our and their intellectual property rights for us to succeed.

Our success is dependent in significant part on our ability and the ability of third parties in control of the assets in which we’ve invested to protect the scope, validity and enforceability of our and their intellectual property, including the patents, SPCs and license agreements, all of which support our revenues. The scope, validity, enforceability and effective term of patents and SPCs can be highly uncertain and often involve complex legal and factual questions and proceedings. In addition, the legal principles applicable to patents in any given jurisdiction may be altered through changing court precedent and legislative action, and such changes may affect the scope, strength and enforceability of our patent rights or the nature of proceedings which may be brought related to the relevant patent rights. A finding in a proceeding related to patent rights which support our revenues which narrows the scope or which affects the validity or enforceability of some or all of our patent rights could have a material impact on our ability to continue to collect royalty payments from our investments or collect revenue from our income generating assets and product sales.

We rely on third party manufacturers to manufacture our products, and these third parties may not perform adequately.

We do not have any operating manufacturing facilities at this time, and do not expect to independently manufacture our products or any future products. We currently rely on Novartis for a specified period of time to manufacture the Noden Products, and are required thereafter to identify and transition to third parties to scale-up, manufacture and supply the Noden Products. Risks arising from reliance on third party manufacturers include:

•
inability to identify and enter into a manufacturing and supply agreement with a third party manufacturer having the appropriate capabilities to cost-effectively and timely manufacture products at the sales levels that we anticipate;

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

•
disruption in the operations of third party manufacturers or suppliers unrelated to our products, including the bankruptcy of the manufacturer or supplier or a catastrophic event affecting the third manufacturers or suppliers.

Any of these events could adversely affect our ability to successfully commercialize our products. In addition, if any third party manufacturer terminates its engagement with us or fails to perform as agreed, we may be required to find replacement manufacturers, which would result in significant cost and delay.

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

Regulatory agencies periodically inspect drug manufacturing facilities to ensure compliance with applicable cGMP requirements. If our product contract manufacturers cannot successfully manufacture material that conforms to specifications or the regulatory requirements of the FDA or other regulatory authorities, regulatory approval for our products may be jeopardized. In addition, we will have limited or no control over the ability of contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel.

Recently enacted and future legislation is expected to increase the difficulty and costs to maintain revenues from our products, and in particular may negatively impact the pricing of our products.

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, affect our ability to profitably sell our products.

For example, in the United States in March 2010, the U.S. Patient Protection and Affordable Care Act (the “ACA”) was enacted to increase access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and the health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The law has continued the downward pressure on pharmaceutical pricing, especially under the Medicare program, and increased the industry’s regulatory burdens and operating costs. Among the provisions of the ACA of importance are the following:

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

•
a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries under their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

The potential financial impact of the ACA over the next few years will depend on a number of factors including policies reflected in implementing regulations and guidance and changes in sales volumes for products affected by the new system of rebates, discounts and fees. We expect that the new Presidential Administration and U.S. Congress will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017 (the “Budget Resolution”), that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law; however, it is viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period in which the government may recover overpayments to providers from three to five years. In addition, recently there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their commercial products. The implementation of cost containment measures or other healthcare reforms may limit us from being able to generate revenue, attain profitability, or commercializing our products, which could have a material adverse effect on business and results of operations.

In any event, we expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for pharmaceutical products, which could result in reduced demand for our products or our counterparties’ products or additional pricing pressures on our products or our counterparties’ products.

The growth of managed care organizations (“MCOs”) is expected to increase pricing pressures on our products in the United States.

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

Exclusion of a product from a formulary or other MCO-implemented restrictions can significantly impact drug usage in the MCO patient population. Consequently, pharmaceutical companies compete to gain access to formularies for their products. Unique product features, such as greater efficacy, better patient ease of use, or fewer side effects, are generally beneficial to achieving access to formularies. Larger pharmaceutical companies have the ability to bundle available products and discounts in an effort to place and maintain products on formulary. We will be responsible for meeting the requirements of MCO’s in the United States and ensuring the competitive use of our products in a highly uncertain and changing environment. There can be no assurance that we will be able to maintain or increase the use of our products, and their inability to succeed could have a material adverse impact on the value of our investments.

Generic products may increase pricing pressures on our products.

Although we believe that our products benefit from both issued and/or pending patents as well as proprietary manufacturing technology, one competitive challenge that our branded pharmaceuticals products face is or will be from generic pharmaceutical manufacturers. Upon the expiration or loss of patent protection for a product, especially a small molecule product, the major portion of revenues for that product may be dramatically reduced in a very short period of time. Several such competitors make a regular practice of challenging product patents before their expiration. Also, manufacturers of generic pharmaceutical products may file or have already filed Abbreviated New Drug Applications (“ANDA”) with the FDA seeking to market generic forms of our products prior to the expiration of relevant patents owned by Noden. We are aware of two such ANDAs that have been filed with the FDA with respect to Tekturna, but neither has been approved. Patent litigation and other challenges to Noden’s patents would be costly and unpredictable, would require extensive management time and resources, and may ultimately deprive us of market exclusivity for our products in a given geographical territory. The FDA ANDA approval process exempts generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, allowing generic manufacturers to rely on the safety and efficacy data of the innovator’s product. Generic competitors do not generally need to conduct clinical trials and can market a competing version of a product after the expiration or loss of patent or regulatory exclusivity and often charge significantly lower prices. In addition, as noted above, MCOs that focus primarily on the immediate cost of medicines often favor generics over branded drugs. Many governments also encourage the use of generics as alternatives to brand-name drugs in their healthcare programs. Additionally, certain foreign governments have indicated that compulsory licenses to patents may be granted in the case of national emergencies or in other circumstances, which could diminish or eliminate sales and profits from those regions and negatively affect our results of operations.

Our products may develop undesirable side effects or have other properties impacting safety or efficacy.

Undesirable side effects caused by our products or similar products sold or developed by other companies, could reveal a high and unacceptable severity and prevalence of side effects or adverse events, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product;

•	regulatory authorities may require additional warnings on the label;

•	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.

Any of these events could significantly harm our business and the value of our investments.

Our third party contractors as well as our own employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could result in significant liability for us and harm our reputation.

We are exposed to the risk of fraud or other misconduct in connection with international business operations and our reliance on third party contractors to manage and conduct those activities with respect to our products. These risks include potential failures to:

•	comply with FDA regulations or similar regulations of comparable foreign regulatory authorities;

•	provide accurate information to the FDA or comparable foreign regulatory authorities;

•	comply with manufacturing standards applicable to our products;

•	comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities;

•	comply with the FCPA, the UK Bribery Act, and other anti-bribery laws;

•	report financial information or data and our business affairs accurately;

•	or disclose unauthorized activities to us.

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

Our acquisition of pharmaceutical products, including the Noden Products, will make us subject to more extensive healthcare laws, regulation and enforcement and our failure to comply with those laws could have a material adverse effect on our results of operations and financial condition.

The acquisition of pharmaceutical products, and our sales and marketing efforts with respect to our products, will increase our potential risk of civil and criminal enforcement by the federal government and the states and foreign governments. The laws, regulations and codes that may affect us in the United States include:

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

•
The Health Insurance Protability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•
HIPAA, as amended by the Health Information for Economic and Clinical Health Act of 2009 (“HITECH”), and its implementing regulations, which imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information;

•
the federal physician sunshine requirements under the Patient Protection and Affordable Care Act (“PPACA”), which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the Centers for Medicare and Medicaid Services (“CMS”), information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

•
guidelines promulgated by the Office of Inspector General of the U.S. Department of Health and Human Services related to pharmaceutical company regulatory compliance programs and the PhRMA Code on Interactions with Healthcare Professionals, as amended;

•
foreign and state law equivalents of each of the above federal laws, such as the FCPA, anti-kickback and false claims laws that may apply to items or services reimbursed by any third party payor, including commercial insurers;

•
state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources;

•	state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and

•	state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

We do not have experience in establishing the compliance programs necessary to comply with this complex and evolving regulatory environment and our reliance on Noden to operate and address these requirements appropriately increases the risks that we may be found to violate the applicable laws and regulations if they are applied to us. If we are found to be in violation of any of such laws or any other governmental regulations, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could materially adversely affect interests in our products, including having a material adverse effect on our financial results.

Our common stock may lose value, our common stock could be delisted from NASDAQ and our business may be liquidated due to several factors, including the expiration of our Queen et al. patents, the failure to acquire additional sources of revenue, decrease in revenues from of our income generating assets, the payment of dividends or distributions to our stockholders and failure to meet analyst expectations.

Our revenues to date have consisted mostly of royalties from licensees of our Queen et al. patents, which patents expired in December of 2014 and most related licenses expired in the first quarter of 2016.

Prospectively, we expect to focus on the acquisition of additional products and anticipate that over time more of our revenues will come from our product sales segment and less of our revenues will come from our income generating assets segment. If we are unable to successfully execute all or any elements of our strategy, our financial performance could be adversely affected, and the price of our common stock may fall. If the price of our common stock were to fall and remain below NASDAQ listing standards, our common stock may be delisted. If our common stock were delisted, market liquidity for our common stock could be severely affected and our stockholders’ ability to sell securities in the secondary market could be limited. Delisting from NASDAQ would negatively affect the value of our common stock. Delisting could also have other negative results, including, but not limited to, the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

We may use a certain amount of cash from time to time in order to satisfy the obligations relating to our convertible notes. The maturity or conversion of any of our convertible notes may adversely affect our financial condition and operating results.

As of December 31, 2016, $126.4 million in principal remained outstanding under our 4.0% Convertible Senior Notes due February 1, 2018 (the “February 2018 Notes”), that requires us to repay the full principal amount on February 1, 2018 if not previously converted and $150.0 million in principal amount outstanding under the 2.75% Convertible Senior Notes due December 1, 2021 (the “December 2021 Notes”) that requires us to repay the full principal amount on December 1, 2021 if not previously converted.

Our ability to make scheduled payments of the principal of, to pay interest on, to pay any cash due upon conversion of, or to refinance, our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Holders of the December 2021 Notes may convert their notes at their option under the following conditions at any time prior to the close of business on the business day immediately preceding June 1, 2021: (i) during any fiscal quarter (and only during such fiscal quarter) commencing after the fiscal quarter ending March 31, 2017, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive), in the period of 30 consecutive trading days, ending on, and including, the last trading day of the immediately preceding fiscal quarter, exceeds 130% of the conversion price for the notes on each applicable trading day; (ii) during the five business day period immediately after any five consecutive trading-day period (the measurement period), in which the trading price per $1,000 principal amount of the December 2021 Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the notes for each such trading day; or (iii) upon the occurrence of specified corporate events.

Neither the February 2018 Notes nor the December 2021 Notes are currently convertible. The February 2018 Notes are net-share settled and the December 2021 Notes may be settled by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, although it is the current intention that they will be net-share settled. If one or more holders elect to convert their notes when conversion is permitted, we would be required to make cash payments to satisfy up to the face value of our conversion obligation in respect of each note, which could adversely affect our liquidity.

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

The conversion or any future exchanges of any of the February 2018 Notes or December 2021 Notes into shares of our common stock would have a dilutive effect that could cause our stock price to go down.

Until August 1, 2017, the February 2018 Notes are convertible into shares of our common stock only if specified conditions are met and thereafter convertible at any time, at the option of the holder. Until June 1, 2021, the December 2021 Notes are convertible into shares of our common stock only if specified conditions are met and thereafter convertible at any time, at the option of the holder. We have reserved shares of our authorized common stock for issuance upon conversion of these convertible notes. Upon conversion, the principal amount is due in cash, and to the extent that the conversion value exceeds the principal amount, the difference is due in shares of common stock. If any or all of these convertible notes are converted into shares of our common stock, our existing stockholders will experience immediate dilution of voting rights and our common stock price may decline. Furthermore, the perception that such dilution could occur may cause the market price of our common stock to decline.

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

We entered into a capped call transaction in connection with the issuance of our December 2021 Notes that may affect the value of our common stock and any desired dilution mitigation will be limited to the extent that our stock price rises above the cap price of the capped call transaction.

In connection with the issuance of our December 2021 Notes, we entered into a capped call transaction, with a hedge counterparty, which we expect to reduce the potential dilution upon conversion of the December 2021 Notes in the event that the market price per share of our common stock, as measured under the terms of the capped call transaction, at the time of exercise is greater than the strike price of the capped call transaction, which corresponds to the initial conversion price of the notes and is subject to certain adjustments similar to those contained in the December 2021 Notes. If, however, the market price per share of our common stock, as measured under the terms of the capped call transaction, exceeds the cap price ($4.88 per share) of the capped call transaction, there would nevertheless be dilution to the extent that such market price exceeds the cap price of the capped call transaction.

In connection with hedging the capped call transaction, the hedge counterparty or its affiliates:

•	expect to purchase our common stock in the open market and/or enter into various derivatives and/or enter into various derivative transactions with respect to our common stock; and

•	may enter into or unwind various derivatives and/or purchase or sell our common stock in secondary market transactions.

These activities could have the effect of increasing or preventing a decline in the price of our common stock concurrently with or following the pricing of the December 2021 Notes and could have the effect of decreasing the price of our common stock during the period immediately prior to a conversion of the December 2021 Notes.

The hedge counterparty or its affiliates are likely to modify their hedge positions in relation to the capped call transaction from time to time prior to conversion or maturity of the December 2021 Notes by purchasing and selling our common stock, other of our securities, or other instruments they may wish to use in connection with such hedging.

In addition, we intend to exercise options we hold under the capped call transaction whenever the December 2021 Notes are converted. In order to unwind its hedge positions with respect to those exercised options, the counterparty or affiliates thereof expect to sell our common stock in secondary market transactions or unwind various derivative transactions with respect to our common stock during the period immediately prior to conversion of the December 2021 Notes. We have also agreed to indemnify the hedge counterparty and affiliates thereof for losses incurred in connection with a potential unwinding of their hedge positions under certain circumstances.

The effect, if any, of any of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock. For further information regarding the mechanics of our capped call transaction refer to our discussion in the Liquidity and Capital Resources section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 13, “Convertible Notes and Term Loans” in Item 8, “Financial Statements and Supplementary Data”of this Annual Report.

Despite our current debt levels, we may still incur additional debt; if we incur substantial additional debt, these higher levels of debt may affect our ability to pay the principal of and interest on our convertible notes.

We and our subsidiaries may be able to incur substantial additional debt in the future, some of which may be secured debt. The indenture governing the convertible notes do not restrict our ability to incur additional indebtedness or require us to maintain financial ratios or specified levels of net worth or liquidity. If we incur substantial additional indebtedness in the future, these higher levels of indebtedness may affect our ability to pay the principal of and interest on our convertible notes, or any fundamental change in purchase price or any cash due upon conversion, and our creditworthiness generally.

Changes in the third-party reimbursement environment may affect product sales from which we receive royalty revenues.

Sales of our products and of products from which we receive royalties and our borrowers generate revenues will depend significantly on the extent to which reimbursement for the cost of such products and related treatments will be available to physicians and patients from various levels of United States and international government health authorities, private health insurers and other organizations. Third-party payers and government health administration authorities increasingly attempt to limit and/or regulate the reimbursement of medical products and services, including branded prescription drugs. Changes in government legislation or regulation, such as the ACA; the Health Care and Education Reconciliation Act of 2010; the Medicare Improvements for Patients and Providers Act of 2009 and the Medicare, Medicaid and State Children’s Health Insurance Program Extension Act of 2007 and changes in formulary or compendia listing or changes in private third-party payers’ policies toward reimbursement for such products may reduce reimbursement of the cost of such products to physicians, pharmacies and distributors. Decreases in third-party reimbursement could reduce usage of such products and sales to collaborators, which may have a material adverse effect on our royalties and the revenues of our borrowers. In addition, macroeconomic factors may affect the ability of patients to pay or co-pay for costs or otherwise pay for our products or the products from which we generate royalties and our borrowers generate revenues by, for example, decreasing the number of patients covered by insurance policies or increasing costs associated with such policies.

We have implemented a corporate structure taking into consideration our limited operations and potentially applicable tax impact on our royalty and other income, and any changes in applicable tax laws and regulations or enforcement positions of tax authorities may negatively impact our financial condition and operating results.

We have established our corporate structure to be closely aligned with the financial nature of our business. There can be no assurance that the applicable tax laws and regulations will continue in effect or that the taxing authorities in any or all of the applicable jurisdictions will not challenge one or more aspects or characterizations of our corporate structure and the treatment of transactions or agreements within our corporate structure, or determine that the manner in which we operate our business is not consistent with our corporate structure. We may also have disputes with one or more state tax authorities regarding whether we are subject to that state’s tax and, if we are subject to such state’s tax, what proportion of our revenues is subject to taxation in such state. For example, we are currently subject to an audit by the California Franchise Tax Board and, while we may disagree with their conclusions regarding such issues, the proceedings extend over long periods of time and we may ultimately be required to pay taxes either in a settlement or a final decision of an agency or court. Any unfavorable changes in laws and regulations or positions by tax authorities could harm our financial position and results of operations.

We may have exposure to additional tax liabilities.

In accordance with U.S. generally accepted accounting principles (“GAAP”), we do not provide for U.S. federal income taxes or tax benefits on the undistributed earnings or losses of our non-U.S. subsidiaries because, for the foreseeable future, we do not have the intention to repatriate those undistributed earnings or losses to the United States. However, our practice of not repatriating undistributed earnings to the United States limits the amount of cash that would otherwise be available to us to pay dividends or repurchase shares of our common stock from the market. In addition, certain activities conducted by our foreign subsidiaries may give rise to United States corporate income tax, even if there are no distributions to the United States. These taxes would be imposed on us when our subsidiaries that are controlled foreign corporations generate income that is subject to Subpart F of the U.S. Internal Revenue Code (“Subpart F”). Passive income, such as rents, royalties, interest and dividends, is among the types of income subject to taxation under Subpart F. Any income taxable under Subpart F is taxable in the United States at federal corporate income tax rates of up to 35.0%. Subpart F income that is taxable to us, even if it is not distributed to us, may also include income from intercompany transactions between our U.S. and non-U.S. subsidiaries, or where our non-U.S. subsidiaries make an “investment in U.S. property,” within the meaning of Subpart F, such as holding the stock in, or making a loan to, a U.S. corporation.

While we may mitigate this increase in its effective tax rate through claiming a foreign tax credit against its U.S. federal income taxes or potentially have foreign or U.S. taxes reduced under applicable income tax treaties, we are subject to various limitations on claiming foreign tax credits or we may lack treaty protections in certain jurisdictions that will potentially limit any reduction of the increased effective tax rate. A higher effective tax rate may also result to the extent that losses are incurred in non-U.S. subsidiaries that do not reduce our U.S. taxable income.

We depend on our licensees and royalty-agreement counterparties for the determination of royalty payments. While we have rights to audit our licensees and royalty-agreement counterparties, the independent auditors may have difficulty determining the correct royalty calculation, we may not be able to detect errors and payment calculations may call for retroactive adjustments. We may have to exercise legal remedies to resolve any disputes resulting from the audit or otherwise related to non-performance by a licensee or royalty counterparty.

The royalty payments we receive are determined by our licensees based on their reported sales. Each licensee’s calculation of the royalty payments is subject to and dependent upon the adequacy and accuracy of its sales and accounting functions, and errors may occur from time to time in the calculations made by a licensee. Our license and royalty agreements provide us the right to audit the calculations and sales data for the associated royalty payments; however, our right to conduct such audits may be limited in terms of the covered periods, and such audits may occur many months following our recognition of the royalty revenue, may require us to adjust our royalty revenues in later periods and may require incurring additional expenses on our part. Further, our licensees and royalty-agreement counterparties may be uncooperative or have insufficient records, which may complicate and delay the audit process.

Although we regularly exercise our royalty audit rights, and reference publicly available information in the assessment of the paid royalties, we rely in the first instance on our licensees and royalty-agreement counterparties to accurately report sales and calculate and pay applicable royalties and, upon exercise of such royalty audit rights, we rely on licensees’ and royalty-agreement counterparties’ cooperation in performing such audits. In the absence of such cooperation, we may be forced to exercise legal remedies to enforce our agreements.

We may experience increases and decreases in our revenues due to fluctuations in foreign currency exchange rates and we may be unsuccessful in our attempts to mitigate this risk.

A material portion of our royalties are calculated based on sales in currencies other than the U.S. dollar. Fluctuations in foreign currency rates, particularly the Euro, relative to the U.S. dollar can significantly affect our revenues and operating results. While foreign currency conversion terms vary by license agreement, generally most agreements require that royalties first be calculated in the currency of sale and then converted into U.S. dollars using the average daily exchange rates for that currency for a specified period at the end of the calendar quarter. For example, when the U.S. dollar weakens in relation to other currencies, the converted amount is greater than it would have been had the U.S. dollar exchange rates remained unchanged. Our revenues may fluctuate due to changes in foreign currency exchange rates and is subject to foreign currency exchange risk. For example, in a quarter in which we generate $70.0 million in royalty revenues and when approximately $35.0 million is based on sales in currencies other than the U.S. dollar, if the U.S. dollar strengthens across all currencies by 10.0% during the conversion period for that quarter, when compared to the same amount of local currency royalties for the prior year, U.S. dollar converted royalties will be approximately $3.5 million less in the current quarter than in the prior year.

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

To be successful, we must attract, retain and integrate qualified personnel. Our business is intellectual property asset management and acquisition, investing in income generating assets and products and maximizing the value of our patent portfolio and related assets, which requires only a small number of employees. Due to the remote location of our company’s headquarters, it may be difficult for us to recruit and retain qualified personnel. If we are unsuccessful in attracting, retaining and integrating qualified personnel, our business could be impaired.

Our agreements with Facet may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties.

The agreements associated with the spin-off of Facet Biotech Corporation (“Facet”) in December 2008 (the “Spin-Off”), including the Separation and Distribution Agreement, Tax Sharing and Indemnification Agreement and Cross License Agreement, were negotiated in the context of the Spin-Off while Facet was still part of us and, accordingly, may not reflect more favorable terms that may have resulted from arm’s-length negotiations between unaffiliated third parties.

We may have obligations for which we may not be able to collect under our indemnification rights from Facet.

Under the terms of the Separation and Distribution agreement with Facet, we and Facet agreed to indemnify the other from and after the Spin-Off with respect to certain indebtedness, liabilities and obligations that were retained by our respective companies. These indemnification obligations could be significant. The ability to satisfy these indemnities, if called upon to do so, will depend upon our future financial strength. We cannot assure you that, if Facet has to indemnify us for any substantial obligations, Facet will have the ability to satisfy those obligations. If Facet does not have the ability to satisfy those obligations, we may be required to satisfy those obligations instead. For example, in connection with the Spin-Off, we entered into amendments to the leases for the facilities in Redwood City, California, which formerly served as our corporate headquarters, under which Facet was added as a co-tenant under the leases and a Co-Tenancy Agreement under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we would be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities, the disposition of which could have a material adverse effect on the amount or timing of any distribution to our stockholders. As of December 31, 2016, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $56.4 million. We would also be responsible for lease-related payments including utilities, property taxes and common area maintenance that may be as much as the actual lease payments. In April 2010, Abbott Laboratories acquired Facet and renamed the company Abbott Biotherapeutics Corp., and in January 2013, Abbott Biotherapeutics Corp. was renamed AbbVie Biotherapeutics, Inc. and spun off from Abbott as a subsidiary of AbbVie Inc. We do not know how Abbott’s acquisition of Facet will impact our ability to collect under our indemnification rights or whether Facet’s ability to satisfy its obligations will change. In addition, we have limited information rights under the Co-Tenancy Agreement. As a result, we are unable to determine definitively whether Facet continues to occupy the space and whether it has subleased the space to another party or the basis upon which our potential co-tenant obligation may be triggered. See “Item 2—Properties.”

As we continue to develop our business, our mix of assets and sources of income may require that we register with the SEC as an “investment company” in accordance with the Investment Company Act of 1940.

We are not registered and have no intention to register as an “investment company” under the Investment Company Act of 1940 (the “40 Act”).   As a result, we are not and do not expect to become subject to regulation under the 40 Act, including its reporting and corporate governance requirements and restrictions on leverage and affiliate transactions.

Generally, to avoid being regulated as an “investment company” under the 40 Act an issuer must:

•
not be engaged or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities and not own or propose to acquire “investment securities” with a value of more than 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis; or

•	be able to rely on an exception from the definition of “investment company” under the ’40 Act or an exemptive rule.

“Investment securities” are any securities other than U.S. government securities and securities issued by a majority-owned subsidiary that is not itself either an “investment company” or a private investment company, meaning a company that is excluded from the definition of “investment company” by Section 3(c)(1) or Section 3(c)(7) of the 40 Act.

We have in the past and may in the future rely on one or more exceptions to the definition of “investment company” under the 40 Act, including the exception under Section 3(c)(5) of the 40 Act. To rely on Section 3(c)(5), as interpreted by the staff of the SEC, we would be required to have at least 55% of our total assets in certain qualifying assets. In a no-action letter issued to Royalty Pharma on August 13, 2010, the SEC staff stated that certain royalty interests of the type we own can be treated as qualifying assets.

In light of the change in the composition of our assets as a result of the Noden Transaction, we determined that the exception provided by Section 3(c)(5) might no longer be applicable and we therefore have elected for now to rely on the exemption provided by Rule 3a-2 under the 40 Act for so-called “transient investment companies”.  Rule 3a-2 provides a safe harbor for a period of one year so long as the company does not intend to engage primarily in the business of investing, reinvesting, owning, holding or trading in securities and has a bona fide intent to be engaged primarily as soon as is reasonably possible, and in any event within that one-year period, in a non-investment company business. A company may rely on Rule 3a-2 only once during any three-year period.

Our board of directors has determined and resolved that we not engage in the business of investing, reinvesting, owning, holding or trading in securities and is implementing a plan to restructure our business and the composition of our assets to make clear that we are not an “investment company” within the meaning of the 40 Act.  This may limit our ability to make certain investments (including divesting certain assets), or require us to take or forego certain actions, that could materially and adversely affect our financial condition and results of operation.  There can be no assurance that we will be able to execute that plan within the one-year deadline.  In addition, if the SEC, its staff or the courts changes their interpretation of certain provisions of the 40 Act, including Section 3(c)(5), we may need to take additional steps in order to avoid becoming subject to regulation under the 40 Act, which could materially and adversely affect our financial condition and results of operation.

If we were required to register as an “investment company,” the obligations imposed on us by the 40 Act would likely require substantial changes in the way we do business and would result in significant additional regulatory and administrative burdens and costs. In order to remain outside the scope of regulation under the 40 Act, we may need to take various actions which we might otherwise not pursue. These actions may include restructuring our company and modifying our mixture of assets and income, including divesting certain desirable assets immediately, and could have a material and adverse effect on us.

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

If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. We are required, under Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. Noden has limited experience complying with Section 404 and if in the future we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. Furthermore, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.           PROPERTIES

Income Generating Assets Segment

We lease approximately 4,800 square feet of office space in Incline Village, Nevada, which serves as our corporate headquarters. The lease expires in May 2017. We may, at our option, extend the term of this lease.

In July 2006, we entered into two leases and a sublease for facilities in Redwood City, California, which formerly served as our corporate headquarters and cover approximately 450,000 square feet of office space. Under the amendments to the leases entered into in connection with the Spin-Off, Facet was added as a co-tenant under the leases. As a co-tenant, Facet is bound by all of the terms and conditions of the leases. We and Facet are jointly and severally liable for all obligations under the leases, including the payment of rental obligations. However, we also entered into a Co-Tenancy Agreement with Facet in connection with the Spin-Off and the lease amendments under which we assigned to Facet all rights under the leases, including, but not limited to, the right to amend the leases, extend the lease terms or terminate the leases, and Facet assumed all of our obligations under the leases. Under the Co-Tenancy Agreement, we also relinquished any right or option to regain possession, use or occupancy of these facilities. Facet agreed to indemnify us for all matters associated with the leases attributable to the period after the Spin-Off date and we agreed to indemnify Facet for all matters associated with the leases attributable to the period before the Spin-Off date. In addition, in connection with the Spin-Off, we assigned the sublease to Facet. In April 2010, Abbott Laboratories acquired Facet and later renamed the entity AbbVie Biotherapeutics, Inc. To date, AbbVie has satisfied all obligations under the Redwood City leases.

Product Sales Segment

Noden Pharma DAC leases approximately 1,700 square feet of office space in Dublin, Ireland, which serves as the office managing all product sales operations. The lease expires in September 2025 and the tenant has the option to terminate the lease in September 2021.

ITEM 3.           LEGAL PROCEEDINGS

The information set forth in Note 22, “Legal Proceedings” in Item 8, “Financial Statements and Supplementary Data” of this Annual Report is incorporated by reference herein.

ITEM 4.           MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.           MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “PDLI.” Prices indicated below are the high and low intra-day sales prices per share of our common stock as reported by the NASDAQ Global Select Market for the periods indicated.

	High	Low
2016
First Quarter	$3.57	$2.58
Second Quarter	$3.84	$2.94
Third Quarter	$3.62	$2.69
Fourth Quarter	$3.77	$1.93
2015
First Quarter	$7.88	$6.52
Second Quarter	$7.42	$6.18
Third Quarter	$6.63	$4.58
Fourth Quarter	$5.35	$3.29

Holders of Common Stock

As of February 21, 2017, we had approximately 128 common stockholders of record. Most of our outstanding shares of common stock are held of record by one stockholder, Cede & Co., as nominee for the Depository Trust Company. Many brokers, banks and other institutions hold shares of common stock as nominees for beneficial owners that deposit these shares of common stock in participant accounts at the Depository Trust Company. The actual number of beneficial owners of our stock is likely significantly greater than the number of stockholders of record; however, we are unable to reasonably estimate the total number of beneficial owners.

Dividends

On August 3, 2016, our board of directors decided to eliminate the quarterly cash dividend payment. See Note 18, “Cash Dividends” in Item 8, “Financial Statements and Supplementary Data” of this Annual Report for a discussion of cash dividend payments made prior to August 3, 2016.

Equity Compensation Plan Information

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under equity compensation plans.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the period covered by this Annual Report.

Comparison of Stockholder Returns

The line graph below compares the cumulative total stockholder return on our common stock between December 31, 2011, and December 31, 2016, with the cumulative total return of (i) the NASDAQ Biotechnology Index and (ii) the NASDAQ Composite Index over the same period. This graph assumes that $100.00 was invested on December 31, 2011, in our common stock at the closing sales price for our common stock on that date and at the closing sales price for each index on that date and that all dividends were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns and are not intended to be a forecast.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
PDL BioPharma, Inc.	$100.00	$123.80	$160.11	$156.40	$80.38	$49.61
NASDAQ Biotechnology Index	$100.00	$134.68	$232.37	$307.67	$328.76	$262.08
NASDAQ Composite Index	$100.00	$116.41	$165.47	$188.69	$200.32	$216.54

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

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial information has been derived from our consolidated financial statements. The information below is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 1A, “Risk Factors” and the

consolidated financial statements and related notes thereto included in Item 8, “Financial Statements and Supplementary Data” in order to fully understand factors that may affect the comparability of the information presented below.

Consolidated Statements of Income Data

	For the Years Ended December 31,
(In thousands, except per share data)	2016	2015	2014	2013	2012
Revenues:
Royalties from Queen et al. patents	$166,158	$485,156	$486,888	$430,219	$374,525
Royalty rights - change in fair value	16,196	68,367	45,742	5,565	—
Interest revenue	30,404	36,202	48,020	18,976	6,355
Product revenue, net	31,669	—	—	—	—
License and other	(126)	723	575	1,500	—
Total revenues	244,301	590,448	581,225	456,260	380,880
Operating expenses:
Cost of product revenue, (excluding intangible amortization)	4,065	—	—	—	—
Amortization of intangible assets	12,028	—	—	—	—
General and administrative expenses	39,790	36,090	34,914	29,755	25,469
Sales and marketing	538	—	—	—	—
Research and development	3,820	—	—	—	—
Change in fair value of anniversary payment and contingent consideration	(3,716)	—	—	—	—
Acquisition-related costs	3,564	—	—	—	—
Loss on extinguishment of notes receivable	51,075	3,979	—	—	—
Asset impairment loss	3,735	—	—	—	—
Total operating expenses	114,899	40,069	34,914	29,755	25,469
Operating income	129,402	550,379	546,311	426,505	355,411
Non-operating expense, net	(20,032)	(20,241)	(45,039)	(24,629)	(28,278)
Income before income taxes	109,370	530,138	501,272	401,876	327,133
Income tax expense	45,711	197,343	179,028	137,346	115,464
Net income	63,659	332,795	322,244	264,530	211,669
Less: Net income attributable to noncontrolling interests	53	—	—	—	—
Net income attributable to PDL’s shareholders	$63,606	$332,795	$322,244	$264,530	$211,669

Net income per basic share:
Net income	$0.39	$2.04	$2.04	$1.89	$1.52
Net income per diluted share:
Net income	$0.39	$2.03	$1.86	$1.66	$1.45
Dividends per share:
Cash dividends declared and paid	$0.10	$0.60	$0.60	$0.60	$0.60

Consolidated Balance Sheet Data

	December 31,
(In thousands)	2016	2015	2014	2013	2012
Cash, cash equivalents, investments and restricted investments	$242,141	$220,352	$293,687	$99,540	$168,689
Working capital	$267,716	$245,969	$167,914	$(299,727)	$172,511
Total assets [1]	$1,215,387	$1,012,205	$954,946	$540,858	$277,024
Long-term obligations, less current portion [1]	$329,649	$279,512	$306,977	$23,042	$334,672
Retained earnings	$857,116	$810,036	$575,740	$350,151	$169,634
Total stockholders’ equity (deficit)	$755,423	$695,952	$460,437	$113,489	$(68,122)

1
In the first quarter of 2016, we adopted Financial Accounting Standards Board (FASB) Accounting Standard Update (ASU) No. 2015-03 (ASU 2015-03), retrospectively as required. See Note 2 of Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for more information on the adoption of ASU 2015-03.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

Overview

We seek to provide a significant return for our shareholders by acquiring and managing a portfolio of companies, products, royalty agreements and debt facilities in the biotech, pharmaceutical and medical device industries. In 2012, we began providing alternative sources of capital through royalty monetizations and debt facilities, and in 2016, we began acquiring commercial-stage products and launching specialized companies dedicated to the commercialization of these products. To date, we have consummated 16 of such transactions. Of these transactions, five have concluded with an average annual internal rate of return of 18.4%: Merus Labs, Durata, AxoGen, Avinger and Paradigm Spine. We have four debt transactions outstanding, representing deployed and committed capital of $269.0 million and $309.0 million, respectively: CareView, kaléo, Direct Flow Medical and LENSAR; we have one hybrid royalty/debt transaction outstanding, representing deployed and committed capital of $44.0 million: Wellstat Diagnostics; and we have six royalty transactions outstanding, representing deployed and committed capital of $496.1 million and $537.1 million, respectively: KYBELLA®, AcelRx, ARIAD, University of Michigan, Viscogliosi Brothers and Depomed. Our equity and loan investments in Noden represent deployed and committed capital of $110.0 million and $202.0 million, respectively.

In connection with our acquisition of Tekturna through Noden, described in more detail below under the heading “Contractual Obligations - Noden Purchase Agreement,” in July 2016, we began operating in two reportable segments: income generating assets and product sales. Our income generating assets segment consists of royalties from issued patents in the United States and elsewhere, covering the humanization of antibodies, which we refer to as the Queen et al. patents, notes and other long-term receivables, royalty rights - at fair value and equity investments. Our product sales segment consists of revenue derived from Tekturna®, Tekturna HCT®, Rasilez® and Rasilez HCT® (collectively, the “Noden Products” or “Tekturna”) sales. Prospectively, we expect to focus on the acquisition of additional products and expect to transact fewer royalty transactions and still fewer debt transactions. We anticipate that over time more of our revenues will come from our product sales segment and less of our revenues will come from our income generating assets segment.

Critical Accounting Policies and Significant Estimates

The preparation of financial statements and related disclosures in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) and the discussion and analysis of our financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

While our significant accounting policies are more fully described in the notes to our consolidated financial statements appearing elsewhere in this Annual Report, management believes that the following accounting policies related to notes receivable and other long-term receivables, inventory, intangible assets, goodwill, convertible notes, product revenue, Queen et al. patent royalty revenues, royalty rights - at fair value, foreign currency hedging, foreign currency translation, income taxes, business combination and lease guarantee are critical because they are both important to the portrayal of our financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters.

Notes Receivable and Other Long-Term Receivables

We account for our notes receivable at both amortized cost, net of unamortized origination fees, if any, and as dependent on collateral repayment of the loan is expected to be provided solely by the underlying collateral. For loans accounted for at their amortized cost, related fees and costs are recorded net of any amounts reimbursed. Interest is accreted or accrued to “Interest revenue” using the effective interest method. When and if supplemental payments are received from certain of these notes and other long-term receivables, an adjustment to the estimated effective interest rate is affected prospectively.

We evaluate the collectability of both interest and principal for each note receivable or loan to determine whether it is impaired. A note receivable or loan is considered to be impaired when, based on current information and events, we determine it is probable that it will be unable to collect amounts due according to the existing contractual terms. When a note receivable or loan is considered to be impaired, the amount of loss is calculated by comparing the carrying value of the financial asset to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the estimated fair value of the underlying collateral, less costs to sell, if the loan is collateralized and we expect repayment to be provided solely by the collateral. Impairment assessments require significant judgments and are based on significant assumptions related to the borrower’s credit risk, financial performance, expected sales, and estimated fair value of the collateral.

We record interest on an accrual basis and recognize it as earned in accordance with the contractual terms of the applicable credit agreement, to the extent that such amounts are expected to be collected. When a note receivable or loan becomes past due, or if management otherwise does not expect that principal, interest, and other obligations due will be collected in full, we will generally place the note receivable or loan on non-accrual status and cease recognizing interest income on that note receivable or loan until all principal and interest due has been paid or until such time that we believe the borrower has demonstrated the ability to repay its current and future contractual obligations. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection.

At December 31, 2016, we had four notes receivable investments on non-accrual status with a cumulative investment cost and fair value of approximately $105.3 million and $107.4 million, compared to three note receivable investments on non-accrual at December 31, 2015 with a cumulative investment cost and fair value of approximately $103.2 million and $109.2 million. During the years ended December 31, 2016, 2015 and 2014, we recognized a loss on extinguishment of notes receivable of $51.1 million, $4.0 million and zero, respectively. For the years ended December 31, 2016, 2015 and 2014, we did not recognize any interest for note receivable investments on non-accrual status.

Inventory

Inventory, which consists of work-in-process and finished goods, is stated at the lower of cost or market value. We determine cost using the first-in, first-out method. Inventory levels are analyzed periodically and written down to their net realizable value if they have become obsolete, have a cost basis in excess of its expected net realizable value or are in excess of expected requirements. During the fourth quarter of 2016, we recognized an inventory write-down of approximately $0.3 million related to Noden Products that we would not be able to sell prior to its expiration. There were no inventory write-downs related to obsolete inventory recorded in the years ended December 31, 2015 and 2014.

Intangible Assets

Intangible assets with finite useful lives consist primarily of acquired product rights and are amortized on a straight-line basis over their estimated useful lives (10 years). The estimated useful lives associated with finite-lived intangible assets are consistent with the estimated lives of the associated products and may be modified when circumstances warrant. Such assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset.

Goodwill

Goodwill represents the excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed. We have determined that we have a single reporting unit associated with the commercialization of pharmaceutical products. The annual test for goodwill impairment is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step indicates impairment, then, in the second step, the loss is measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all identified assets and liabilities. We test goodwill for impairment annually in December and when events or changes in circumstances indicate that the carrying value may not be recoverable.

Convertible Notes

We perform an assessment of all embedded features of a debt instrument to determine if (i) such features should be bifurcated and separately accounted for, and (ii) if bifurcation requirements are met, whether such features should be classified and accounted for as equity or debt instruments. If the embedded feature meets the requirements to be bifurcated and accounted for as a liability, the fair value of the embedded feature is measured initially, included as a liability on the consolidated balance sheets, and re-measured to fair value at each reporting period. Any changes in fair value are recorded in the consolidated statement of operations. We monitor, on an ongoing basis, whether events or circumstances could give rise to a change in our classification of embedded features.

We issued the February 2018 Notes with a net share settlement feature, meaning that upon any conversion, the principal amount will be settled in cash and the remaining amount, if any, will be settled in shares of our common stock. We issued the December 2021 Notes with an option to settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, but with the current intention that the principal amount will be settled in cash and the remaining amount, if any, will be settled in shares of our common stock. In accordance with accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we separated the principal balance between the fair value of the liability component and the common stock conversion feature using a market interest rate for a similar nonconvertible instrument at the date of issuance.

The fair value of the liability component of the February 2018 Notes was estimated at $270.3 million at issuance. Therefore, the difference between the face value of the February 2018 Notes at issuance and the estimated fair value of the liability component will be amortized to interest expense over the term of the February 2018 Notes using the effective interest method.

The fair value of the liability component of the December 2021 Notes was estimated at $109.1 million at issuance. Therefore, the difference between the face value of the December 2021 Notes at issuance and the estimated fair value of the liability component will be amortized to interest expense over the term of the December 2021 Notes using the effective interest method.

The estimated fair value of the liability components at the date of issuance for the February 2018 Notes and December 2021 Notes were determined using valuation models and are complex and subject to judgment. Significant assumptions within the valuation models included an implied credit spread, the expected volatility and dividend yield of our common stock and the risk free interest rate for notes with a similar term.

Product Revenue

General

We recognize revenue from the sale of its products when (i) delivery has occurred, (ii) title has transferred, (iii) the selling price is fixed or determinable, (iv) collectability is reasonably assured and (v) we have no further performance obligations. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We exercise judgment in determining that collectability is reasonably assured or that services have been delivered in accordance with the arrangement. We assess collectability based primarily on the customer’s payment history and on the creditworthiness of the customer. Revenues from the Noden Products sales are recorded net of allowances for customer credits, including estimated chargebacks, rebates, discounts, returns, distribution service fees, patient assistance programs, and government rebates, such as Medicare Part D coverage gap reimbursements in the United States and other deductions and returns in the same period the related sales are recorded. Product shipping and handling costs are included in cost of product revenues.

For the period July 1, 2016 to October 4, 2016, all of our products were distributed by Novartis under the terms of the Noden Purchase Agreement as transfer of the marketing right authorizations was pending. We recorded revenue under the Novartis transition arrangement on a “net” basis and established a reserve for retroactive adjustment to the profit split with Novartis.

Beginning on October 5, 2016, Noden Pharma USA, Inc. began distributing the Noden Products in the United States while Novartis continues to distribute the Noden products outside of the United States. We recorded revenue for all fourth quarter of 2016 sales in the United States on a “gross” basis and established a reserve for allowances.

Provisions

Customer Credits: Our customers are offered various forms of consideration, including allowances, service fees and prompt payment discounts. We expect our customers will earn prompt payment discounts and, therefore, we deduct the full amount of these discounts from total product sales when revenues are recognized. Service fees are also deducted from total product sales as they are earned.

Rebates and Discounts: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program in the United States and mandated discounts in the European Union in markets where government-sponsored healthcare systems are the primary payers for healthcare. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector benefit providers. The accrual for rebates is based on statutory discount rates and expected utilization as well as historical data we have obtained from Novartis. Our estimates for expected utilization of rebates are based on data received from our customers. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Chargebacks: Chargebacks are discounts that occur when certain contracted customers, which currently consist primarily of group purchasing organizations, Public Health Service institutions, non-profit clinics, and Federal government entities purchasing via the Federal Supply Schedule, purchase directly from our wholesalers. Contracted customers generally purchase the product at a discounted price. The wholesalers, in turn, charges back to us the difference between the price initially paid by the wholesalers and the discounted price paid by the contracted customers. In addition to actual chargebacks received, we maintain an accrual for chargebacks based on the estimated contractual discounts on the inventory levels on hand in our distribution channel.  If actual future chargebacks vary from these estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Medicare Part D Coverage Gap: Medicare Part D prescription drug benefit mandates manufacturers to fund 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Our estimates for the expected Medicare Part D coverage gap are based on historical invoices received and in part from data received from our customers. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. If actual future funding varies from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Co-payment Assistance: Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. We accrue a liability for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators.

Returns: Returns are generally estimated and recorded based on historical sales and returns information. Products that exhibit unusual sales or return patterns due to dating, competition or other marketing matters are specifically investigated and analyzed as part of the accounting for sales returns accruals.

Queen et al. Royalty Revenues

We receive royalty payments under the Queen et al. patents based upon its licensees’ net sales of covered products. Generally, under these agreements, we receive royalty reports from our licensees approximately one quarter in arrears; that is, generally in the second month of the quarter after the licensee has sold the royalty-bearing product. We recognize royalty revenues when it can reliably estimate such amounts and collectability is reasonably assured. Under this accounting policy, the royalty revenues we report are not based upon estimates, and such royalty revenues are typically reported in the same period in which we receive payment from its licensees.

Although the last of the Queen et al. patents expired in December 2014, we have received royalties beyond expiration based on the terms of the Genentech licenses and legal settlement. Under the terms of the legal settlement with Genentech, Inc. (“Genentech”), the first quarter of 2016 was the last period for which Genentech paid royalties to us for Avastin, Herceptin, Xolair, Kadcyla and Perjeta. Other products from the Queen et al. patent licenses, such as Tysabri, entitle us to royalties following the expiration of its patents with respect to sales of licensed product manufactured prior to patent expiry in jurisdictions providing patent protection licenses. The amount of royalties we are due for products manufactured prior to but sold after patent expiry is uncertain; however, our revenues from payments made from these Queen et al. patent licenses and settlements materially decreased in the second quarter of 2016 and for the year ended December 31, 2016.

Royalty Rights - At Fair Value

Currently, we account for our investments in royalty rights at fair value with changes in fair value presented in earnings. The fair value of the investments in royalty rights is determined by using a discounted cash flow analysis related to the expected future cash flows to be received. These assets are classified as Level 3 assets within the fair value hierarchy, as our valuation estimates utilize significant unobservable inputs, including estimates as to the probability and timing of future sales of the related products. Transaction-related fees and costs are expensed as incurred.

The changes in the estimated fair value from investments in royalty rights along with cash receipts in each reporting period are presented together on our Consolidated Statements of Income as a component of revenue under the caption, “Royalty rights - change in fair value.”

Realized gains and losses on Royalty Rights are recognized as they are earned and when collection is reasonably assured. Royalty Rights revenue is recognized over the respective contractual arrangement period. Critical estimates may include product demand and market growth assumptions, inventory target levels, product approval and pricing assumptions. Factors that could cause a change in estimates of future cash flows include a change in estimated market size, a change in pricing strategy or reimbursement coverage, a delay in obtaining regulatory approval, a change in dosage of the product, and a change in the number of treatments. For each arrangement, we are entitled to royalty payments based on revenue generated by the net sales of the product.

Foreign Currency Hedging

From time to time, we may enter into foreign currency hedges to manage exposures arising in the normal course of business and not for speculative purposes.

We hedged certain Euro-denominated currency exposures related to royalties associated with its licensees’ product sales with Euro forward contracts. In general, those contracts are intended to offset the underlying Euro market risk in our royalty revenues. The last of those contracts expired in the fourth quarter of 2015 and was settled in the first quarter of 2016. We designated foreign currency exchange contracts used to hedge royalty revenues based on underlying Euro-denominated licensee product sales as cash flow hedges.

The fair value of the Euro forward contracts was estimated using pricing models with readily observable inputs from actively quoted markets and was disclosed on a gross basis. The aggregate unrealized gains or losses, net of tax, on the effective component of the hedge was recorded in stockholders’ equity as “Accumulated other comprehensive income.” Realized gains or losses on cash flow hedges are recognized as an adjustment to royalty revenue in the same period that the hedged transaction impacts earnings as royalty revenue. Any gain or loss on the ineffective portion of these hedge contracts is reported in “Interest and other income, net” in the period the ineffectiveness occurs.

Foreign Currency Translation

We use the U.S. dollar predominately as the functional currency of its foreign subsidiaries. For foreign subsidiaries where the U.S. dollar is the functional currency, gains and losses from remeasurement of foreign currency balances into U.S. dollars are included in the Consolidated Statements of Income. The aggregate net gains (losses) resulting from foreign currency transactions and remeasurement of foreign currency balances into U.S. dollars that were included in the Consolidated Statements of Income was insignificant for the years ended December 31, 2016, 2015 and 2014.

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

We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We adjust the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. Any interest and penalties on uncertain tax positions are included within the tax provision.

Business Combination

We apply ASC 805, Business combinations, pursuant to which the cost of an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities incurred, and equity instruments issued. The costs directly attributable to the acquisition are expensed as incurred. Identifiable assets, liabilities and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date, irrespective of the extent of any noncontrolling interests. The excess of the (i) the total of cost of acquisition, fair value of the noncontrolling interests and acquisition date fair value of any previously held equity interest in the acquiree over (ii) the fair value of the identifiable net assets of the acquiree is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in the Consolidated Statements of Income and Comprehensive Income.

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

Lease Guarantee

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant under the leases, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of December 31, 2016, the total lease payments for the duration of the guarantee, which runs through December 2021, were approximately $56.4 million. In April 2010, Abbott Laboratories acquired Facet and later renamed the entity AbbVie Biotherapeutics, Inc. If AbbVie were to default, we could also be responsible for lease-related costs including utilities, property taxes and common area maintenance that may be as much as the actual lease payments.

We recorded a liability of $10.7 million on our Consolidated Balance Sheets as of December 31, 2016 and 2015, for the estimated liability resulting from this guarantee. We prepared a discounted, probability-weighted cash flow analysis to calculate the estimated fair value of the lease guarantee as of the Spin-Off. We were required to make assumptions regarding the probability of Facet’s default on the lease payment, the likelihood of a sublease being executed and the times at which these events could occur. These assumptions are based on information that we received from real estate brokers and the then-current economic conditions, as well as expectations of future economic conditions. The fair value of this lease guarantee was charged to additional paid-in capital upon the Spin-Off and any future adjustments to the carrying value of the obligation will also be recorded in additional paid-in capital. In future periods, we may increase the recorded liability for this obligation if we conclude that a loss, which is larger than the amount recorded, is both probable and estimable.

Recent Developments

On January 10, 2017, the bankruptcy court approved a debtor-in-possession credit agreement whereby the Company has agreed to provide up to $2.8 million to LENSAR so that it can continue to operate its business during the remainder of the Chapter 11 case.

On January 23, 2017, we and our wholly-owned subsidiary, DFM, LLC entered into an Intellectual Property Assignment Agreement with Hong Kong Haisco Pharmaceutical Co., Limited (“Haisco”), a Chinese pharmaceutical company, whereby Haisco acquired former Direct Flow Medical clinical, regulatory and commercial information and intellectual property rights exclusively in China for $7.0 million.

On March 1, 2017, the Company announced that its board of directors has authorized the repurchase of up to $30.0 million of the Company's common stock through March 2018.

Summary of 2016, 2015 and 2014 Financial Results

•	Our net income for the years ended December 31, 2016, 2015 and 2014 was $63.6 million, $332.8 million and $322.2 million, respectively;

•	At December 31, 2016, we had cash, cash equivalents and investments of $242.1 million as compared with $220.4 million at December 31, 2015; and

•	At December 31, 2016, we had $460.0 million in total liabilities as compared with $316.3 million at December 31, 2015.

Revenues

A summary of our revenues for the years ended December 31, 2016, 2015 and 2014, is presented below:

(Dollars in thousands)	2016	2015	Change from Prior Year %	2014	Change from Prior Year %
Revenues:
Royalties from Queen et al. patents	$166,158	$485,156	(66)%	$486,888	N/M
Royalty rights - change in fair value	16,196	68,367	(76)%	45,742	49%
Interest revenue	30,404	36,202	(16)%	48,020	(25)%
Product revenue, net	31,669	—	N/M	—	—%
License and other	(126)	723	(117)%	575	26%
Total revenues	$244,301	$590,448	(59)%	$581,225	2%
___________________
N/M = Not meaningful

Total revenues were $244.3 million, $590.4 million and $581.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

For the year ended December 31, 2016, compared to December 31, 2015

Our total revenues declined by 59%, or $346.1 million, for the year ended December 31, 2016, when compared to the same period of 2015. The decrease was primarily due to the expiration of the patent license agreement with Genentech and the decrease in estimated fair value of the U-M royalty asset, partially offset by the increase in estimated fair value of the Depomed and ARIAD royalty assets recognized in revenues, as well as due to the product revenues from Noden.

Revenue from our product sales segment for the year ended December 31, 2016 were $31.7 million, an increase of
100% compared to the same period last year. All product revenues were derived from sales of the Noden Products. While we acquired the exclusive worldwide rights to manufacture, market, and sell the Noden Products from Novartis at the beginning of the period, Novartis was still the primary obligor during the third quarter of 2016 for worldwide sales and during the fourth quarter for ex-U.S. sales, therefore revenue is presented on a “net” basis for the third quarter in 2016 for worldwide sales and for the fourth quarter for ex-U.S. sales. Our revenue recognition policies require estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance for product sales at each period.

The following table provides a summary of activity with respect to our sales allowances and accruals for the year ended December 31, 2016:

(in thousands)	Discount and Distribution Fees	Government Rebates and Chargebacks	Assistance and Other Discounts	Product Return	Total
Balance at October 1, 2016:	$—	$—	$—	$—	$—
Allowances for current period sales	2,754	5,514	2,580	1,769	12,617
Allowances for prior period sales	—	—	—	—	—
Credits/payments for current period sales	(279)	—	—	—	(279)
Credits/payments for prior period sales	—	—	—	—	—
Balance at December 31, 2016	$2,475	$5,514	$2,580	$1,769	$12,338

Revenue from our income generating assets segment for the year ended December 31, 2016 were $212.6 million, a decrease of 58.6%, or $346.1 million, compared to the last year, primarily due to the reduction in royalties related to the Queen et al. patents from $485.2 million to $166.2 million because we ceased receiving revenue from Genentech after the first quarter of 2016 and a reduction in royalty rights-change in fair value due to a reduction in estimated fair value of the Depomed and U-M royalty assets. This decrease was partially offset by an increase in royalty rights - change in fair value due to a $5.0 million FDA approval milestone for Invokamet XR, a $6.0 million FDA approval milestone for Jentadueto XR, a $6.0 million FDA approval milestone for Synjardy XR, all Type 2 diabetes drugs, which was earned as part of our Depomed portfolio. Net cash royalty payments for the year-end December 31, 2016 were $72.6 million, compared with $43.4 million in the previous year.

The following tables provides a summary of activity with respect to our royalty rights - change in fair value for the year ended December 31, 2016:

		Change in	Royalty Rights -
(in thousands)	Cash Royalties	Fair Value	Change in Fair Value
Depomed	$59,342	$(27,796)	$31,546
VB	1,468	(2,135)	(667)
U-M	3,013	(34,799)	(31,786)
ARIAD	7,508	8,590	16,098
AcelRx	8	46	54
Avinger	1,220	(905)	315
KYBELLA	23	613	636
	$72,582	$(56,386)	$16,196

For the year ended December 31, 2015, compared to December 31, 2014

Total revenues increased $9.2 million for the year ended December 31, 2015, when compared to the same period in 2014. For the year ended December 31, 2015 compared to the same period in 2014, revenue growth was driven by increased sales of Perjeta, Xolair and Kadcyla by our licensees, an increase in the estimated fair value of the acquired royalty rights from our purchase of Depomed’s diabetes-related royalties, as well as a foreign exchange gain and lower rebate paid to Novartis AG for Lucentis. With respect to revenue from our licensees:

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

The following table summarizes the percentage of our total revenues earned from our licensees’ net product sales, which individually accounted for 10% or more of our total revenues for the years ended December 31, 2016, 2015 and 2014:

		Year Ended December 31,
Licensee	Product Name	2016	2015	2014
Genentech	Avastin	16%	27%	27%
	Herceptin	16%	26%	27%

Biogen	Tysabri	24%	9%	10%

Depomed	Glumetza, Janumet XR, Jentadueto XR and Invokamet XR	13%	9%	7%

Noden	Tekturna, Tekturna HCT, Rasilez and Rasilez HCT	13%	—%	—%

Foreign currency exchange rates also impact our reported revenues. Our revenues may fluctuate due to changes in foreign currency exchange rates and are subject to foreign currency exchange risk. While foreign currency conversion terms vary by license agreement, generally most agreements require that royalties first be calculated in the currency of sale and then converted into U.S. dollars using the average daily exchange rates for that currency for a specified period at the end of the calendar quarter. Accordingly, when the U.S. dollar weakens against other currencies, the converted amount is greater than it would have been had the U.S. dollar not weakened. For example, in a quarter in which we generate $70.0 million in royalty revenues, and when approximately $35.0 million is based on sales in currencies other than the U.S. dollar, if the U.S. dollar strengthens across all currencies by 10.0% during the conversion period for that quarter, when compared to the same amount of local currency royalties for the prior year, U.S. dollar-converted royalties will be approximately $3.5 million less in the current quarter than in the prior year quarter.

For the year ended December 31, 2016, we hedged certain Euro-denominated currency exposures related to our licensees’ product sales with Euro forward contracts. We designate foreign currency exchange contracts used to hedge royalty revenues based on underlying Euro-denominated sales as cash flow hedges. The aggregate unrealized gain or loss, net of tax, on the effective portion of the hedge is recorded in stockholders’ equity as “Accumulated other comprehensive income (loss).” Gains or losses on cash flow hedges are recognized as an adjustment to royalty revenue in the same period that the hedged transaction impacts earnings. For the years ended December 31, 2016, 2015 and 2014, we recognized income of $2.8 million and $8.3 million, and cost of ($5.8) million in royalty revenues from our Euro forward contracts, respectively.

Operating Expenses

A summary of our operating expenses for the years ended December 31, 2016, 2015 and 2014, is presented below:

(Dollars in thousands, except for percentages)	2016	2015	Change from Prior Year %	2014	Change from Prior Year %
Costs of product revenue	$4,065	$—	N/M	$—	0%
Amortization of intangible assets	12,028	—	N/M	—	0%
General and administrative	39,790	36,090	10%	34,914	3%
Sales and marketing	538	—	N/M	—	0%
Research and development	3,820	—	N/M	—	0%
Change in fair value of anniversary payment and contingent consideration	(3,716)	—	N/M	—	0%
Asset impairment loss	3,735	—	N/M	—	0%
Acquisition-related costs	3,564	—	N/M	—	0%
Loss on extinguishment of notes receivable	51,075	3,979	1,184%	—	N/M
Total operating expenses	$114,899	$40,069	187%	$34,914	15%
Percentage of total revenues	47%	7%		6%
___________________
N/M = Not meaningful

For the year ended December 31, 2016, compared to December 31, 2015

The increase in operating expenses was a result of a $51.1 million impairment charge relating to our Direct Flow Medical note receivable investment, a $12.0 million amortization charges for acquisition-related definite intangible assets, a $3.7 million goodwill impairment charge as result of lower cash flow projections for the Noden reporting unit, a $3.8 million charge relating to cost for the sale of the Noden Products, a $3.8 million research and development charge related to the Tekturna pediatric trial and $3.6 million of acquisition related costs incurred as result of the Noden Transaction. This was offset by a $3.7 million net gain for acquisition-related contingent consideration, which consists of certain potential milestone obligations to Novartis, and was recorded on the acquisition date, July 1, 2016, at the estimated fair value of the obligation, and was remeasured as of December 31, 2016. The change in fair value of the contingent consideration as of December 31, 2016 is primarily due to the reduction in estimated future cash flows used in the fair value calculation at the date of acquisition.

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

Non-Operating Expense, Net

A summary of our non-operating expense, net, for the years ended December 31, 2016, 2015 and 2014, is presented below:

(Dollars in thousands)	2016	2015	Change from Prior Year %	2014	Change from Prior Year %
Interest and other income, net	$588	$368	60%	$315	17%
Interest expense	(18,267)	(27,059)	(32)%	(39,211)	(31)%
Gain (loss) on extinguishment of debt	(2,353)	6,450	(136)%	(6,143)	(205)%
Total non-operating expense, net	$(20,032)	$(20,241)	(1)%	$(45,039)	(55)%

For the year ended December 31, 2016, compared to December 31, 2015

Non-operating expense, net, increased, in part, due to the Series 2012 Notes and May 2015 Notes extinguishment and partial extinguishment of the February 2018 Notes resulting in a gain on extinguishment of $6.5 million during 2015 and a partial extinguishment of the February 2018 Notes resulting in a loss on extinguishment of $5.1 million during 2016.

For the year ended December 31, 2015, compared to December 31, 2014

Non-operating expense, net, decreased, in part, due to the Series 2012 Notes and May 2015 Notes extinguishment and partial extinguishment of the February 2018 Notes during 2015.

Income Taxes

Income tax expense for the years ended December 31, 2016, 2014, and 2013, was $45.7 million, $197.3 million and $179.0 million, respectively, which resulted primarily from applying the federal statutory income tax rate to income before income taxes.

During 2016, as a result of the evaluation of our uncertain tax positions, we increased the unrecognized tax benefits by $2.1 million primarily related to state items. The future impact of the unrecognized tax benefits of $59.4 million, if recognized, comprises $35.4 million, which would affect the effective tax rate, and $23.9 million, which would result in adjustments to deferred tax assets.

Estimated interest and penalties associated with unrecognized tax benefits increased our income tax expense in the Consolidated Statements of Income by $1.0 million during the year ended December 31, 2016, increased income tax expense by $2.3 million during the year ended December 31, 2015, and increased income tax expense by $1.3 million during the year ended December 31, 2014. In general, our income tax returns are subject to examination by U.S. federal, state and local tax authorities for tax years 1996 forward. Interest and penalties associated with unrecognized tax benefits accrued on the balance sheet were $6.0 million and $5.1 million as of December 31, 2016 and 2015, respectively. In May 2012, we received a “no-change” letter from the IRS upon completion of an examination of our 2008 federal tax return. We are currently under income tax examination in the state of California for tax years 2009, 2010, 2011 and 2012. Although the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year, except as noted above, we do not anticipate any material change to the amount of our unrecognized tax benefit over the next 12 months.

Net Income per Share

Net income per share for the years ended December 31, 2016, 2015 and 2014, is presented below:

	Year Ended December 31,
	2016	2015	2014
Net income per basic share	$0.39	$2.04	$2.04
Net income per diluted share	$0.39	$2.03	$1.86

Liquidity and Capital Resources

We finance our operations primarily through royalty and other license-related revenues, public and private placements of debt and equity securities, interest income on invested capital and revenues from product sales. We currently have eleven full-time employees at PDL managing our intellectual property, our asset acquisitions, operations and other corporate activities as well as providing for certain essential reporting and management functions of a public company. In addition, we have eight full-time employees at our Noden subsidiaries who manage Noden’s business and operations.

We had cash, cash equivalents and investments in the aggregate of $242.1 million and $220.4 million at December 31, 2016 and 2015, respectively. The increase was primarily attributable to the proceeds from the December 2021 Notes of $150.0 million, proceeds from royalty rights of $72.6 million, repayment of notes receivables of $54.7 million and cash generated by operating activities of $101.7 million, partially offset by the acquisition of a business of $109.9 million, extinguishment of convertible notes of $120.0 million, purchase of royalty rights at fair value of $59.5 million, repayment of the March 2015 Term Loan of $25.0 million, payment of dividends of $16.6 million, purchase of a capped call option of $14.4 million in connection with the issuance of the December 2021 Notes, purchase of notes receivable of $9.0 million and payment of debt issuance costs related to the February 2018 Note issuance of $3.2 million.

On March 1, 2017, the Company announced that its board of directors has authorized the repurchase of up to $30.0 million of its common stock through March 2018.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

Convertible Note

As of December 31, 2016, our convertible note obligation consisted of our February 2018 Notes and December 2021 Notes, which in the aggregate totaled $276.4 million in principal.

We expect that our debt service obligations over the next several years will consist of interest payments and repayment of our February 2018 Notes and December 2021 Notes. We may further seek to exchange, repurchase or otherwise acquire the convertible notes in the open market in the future, which could adversely affect the amount or timing of any distributions to our stockholders. We would make such exchanges or repurchases only if we deemed it to be in our stockholders’ best interest. We may finance such repurchases with cash on hand and/or with public or private equity or debt financings if we deem such financings to be available on favorable terms.

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

Royalty Rights - At Fair Value

Pursuant to the ARIAD Royalty Agreement, ARIAD sold to us the right to receive specified royalties on ARIAD’s Net Revenues (as defined in the ARIAD Royalty Agreement) generated by the sale, distribution or other use of ARIAD’s product Iclusig (ponatinib). In exchange for the rights to receive specific royalties on ARIAD’s net revenues of Iclusig, the ARIAD Royalty Agreement, as amended, provided for the funding of up to $140.0 million in cash to ARIAD. Funding of the first $100.0 million was made in two tranches of $50.0 million each. We funded the first tranche on July 28, 2015 and we funded the second tranche on July 28, 2016, the first anniversary of the closing date. In addition, ARIAD had an option to draw up to an additional $40.0 million, in July 2017. In January 2017, Takeda announced that it had entered into a definitive agreement to acquire ARIAD. The acquisition was consummated on February 16, 2017, and we exercised our put option on the same day, which will result in payment to us of a 1.2x multiple of the $100.0 million funded by us under the ARIAD Royalty Agreement, less royalty payments already received by us. We have received $9.3 million of royalty payments through December 31, 2016. ARIAD’s ability to draw the additional $40.0 million will terminate upon repayment of our investment.

Noden Purchase Agreement

Pursuant to agreements between us an Elie Farah, chief executive officer of Noden Pharma DAC, (the “Noden Stockholders’ Agreement”), we will make the following additional equity contributions to Noden: $32.0 million (and up to $89.0 million if Noden is unable to obtain debt financing) on July 1, 2017 to fund the anniversary payment under the Noden Purchase Agreement, and at least $38.0 million to fund a portion of certain milestone payments under the Noden Purchase Agreement, subject to the occurrence of such milestones. In exchange for such equity contributions, we were issued and will be issued ordinary shares and preferred shares. For a separate contribution, Mr. Farah was also issued preferred and ordinary shares subject to certain vesting restrictions.

Kybella Royalty Agreement

On July 8, 2016, we entered into a royalty purchase and sales agreement with an individual, whereby we acquired that individual’s rights to receive certain royalties on sales of KYBELLA by Allergan, in exchange for a $9.5 million cash payment and up to $1.0 million in future milestone payments based upon product sales targets.

Material contractual obligations including interest under lease and debt agreements for the next five years and thereafter are:

	Payments Due by Period
	Less Than		More than
(In thousands)	1 Year	1-3 Years	3 Years	Total
Operating leases (1)	$184	$262	$59	$505
Convertible notes (2)	9,286	139,243	154,125	302,654
Notes receivable (3)	20,000	—	—	20,000
Royalty rights (3)	40,000	—	—	40,000
Anniversary payment (4)	89,000	—	—	89,000
Inventory (5)	10,920	49,666	—	60,586
Contingent consideration (4)	—	55,000	40,000	95,000
Total contractual obligations	$169,390	$244,171	$194,184	$607,745

_____________________________
(1) Amounts represent the lease for our headquarters in Incline Village, Nevada, the lease for the Noden product sales office in Dublin, Ireland and operating leases for office equipment.
(2) Amounts represent principal and cash interest payments due on the convertible notes.
(3) Amounts represent tranche to be paid upon future actions as described above.
(4) Pursuant the terms of the Noden Purchase Agreement, Noden Pharma DAC is committed to pay Novartis the following amounts in cash: $89.0 million payable on the first anniversary of the closing date, and up to an additional $95.0 million contingent on achievement of sales targets and the date of the launch of a generic drug containing the pharmaceutical ingredient aliskiren.
(5) Consist of minimum purchase obligation under the Novartis supply agreement for bulk tablets and API.

Guarantees

Novartis Anniversary Payment Guarantee

On June 30, 2016, we purchased a $75.0 million certificate of deposit, which is designated as cash collateral for the $75.0 million letter of credit issued on July 1, 2016 with respect to the first anniversary payment under the Noden Purchase Agreement. In addition, we provided an irrevocable and unconditional guarantee to Novartis, to pay up to $14.0 million of the remaining amount of the first anniversary payment not covered by the letter of credit. We concluded that both guarantees are contingent obligations and shall be accounted for in accordance with ASC 450, Contingencies. Further, it was concluded that both guarantees do not meet the conditions to be accrued at December 31, 2016.

Redwood City Lease Guarantee

In connection with the Spin-Off of Facet, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. For further information, see “Critical Accounting Policies and Estimates-Lease Guarantee” above.

Purchase Commitments

In connection with the Noden Transaction, Noden entered into an unconditional purchase obligation with Novartis to acquire all local finished goods inventory in certain countries upon transfer of the applicable marketing authorization rights in such country. The purchase is payable within 60 days after the transfer of the marketing authorization rights. The agreement does not specify quantities but details pricing terms.

In addition, Noden and Novartis entered into a supply agreement pursuant to which Novartis will manufacture and supply to Noden a finished form of the Noden Products and bulk drug form of the Noden Products for specified periods of time prior to the transfer of manufacturing responsibilities for the Noden Products to another manufacturer. The supply agreement commits the Company to a minimum purchase obligation of approximately $10.6 million and $50.0 million over the next twelve and twenty-four months, respectively. The Company expects to meet this requirement.

Recently Issued Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” in Item 8, “Financial Statements and Supplementary Data” of this Annual Report for information regarding recently issued accounting pronouncements.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our investment portfolio was approximately $95.0 million at December 31, 2016, and $96.3 million at December 31, 2015, and consisted of investments in Rule 2a-7 money market funds and a corporate security. If market interest rates were to have increased by 1% in either of these years, there would have been no material impact on the fair value of our portfolio.

The aggregate fair value of our convertible notes was estimated to be $246.0 million at December 31, 2016, and $197.9 million at December 31, 2015, based on available pricing information. At December 31, 2016, our convertible notes consisted of the February 2018 Notes, with a fixed interest rate of 4.0%, and the December 2021 Notes, with a fixed interest rate of 2.75%. At December 31, 2015, our convertible notes consisted of the February 2018 Notes, with a fixed interest rate of 4.0%. These obligations are subject to interest rate risk because the fixed interest rates under these obligations may exceed current interest rates.

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

(In thousands)	2017	2018	2019	2020	2021	Total	Fair Value
Convertible notes
Fixed Rate	$—	$126,447	$—	$—	$150,000	$276,447	$245,981	(1)
Average Interest Rate	3.32%	2.85%	2.75%	2.75%	2.75%
_________________________

(1)	The fair value of the remaining payments under our February 2018 Notes was estimated based on the trading value of these notes at December 31, 2016.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PDL BioPharma, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity their and cash flows present fairly, in all material respects, the financial position of PDL BioPharma, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it classifies deferred tax assets and liabilities in 2016 due to the adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Noden Pharma USA, Inc. and Noden Pharma DAC and its subsidiaries (“Noden”) from its assessment of internal control over financial reporting as of December 31, 2016 because it was acquired by the Company in a purchase business combination during 2016. We have also excluded Noden from our audit of internal control over financial reporting. Noden are majority-owned subsidiaries whose total assets and total revenues represent 23% and 13%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
March 1, 2017

PDL BIOPHARMA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$147,154	$218,883
Short-term investments	19,987	1,469
Receivables from licensees and other	40,120	—
Deferred tax assets	—	981
Notes receivable	111,182	58,398
Investments-other	75,000	—
Inventory, net	2,884	—
Prepaid and other current assets	1,704	2,979
Total current assets	398,031	282,710
Property and equipment, net	38	31
Royalty rights - at fair value	402,318	399,204
Notes and other receivables, long-term	159,768	306,507
Long-term deferred tax assets	19,257	16,172
Intangible assets, net	228,542	—
Other assets	7,433	7,581
Total assets	$1,215,387	$1,012,205

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,016	$394
Accrued liabilities	30,575	8,009
Accrued income taxes	4,723	3,372
Term loan payable	—	24,966
Anniversary payment	88,001	—
Total current liabilities	130,315	36,741
Convertible notes payable	232,443	228,862
Contingent consideration	42,650	—
Other long-term liabilities	54,556	50,650
Total liabilities	459,964	316,253

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 350,000 shares authorized; 165,538 and 164,287 shares issued and outstanding at December 31, 2016 and 2015, respectively	1,655	1,643
Additional paid-in capital	(107,628)	(117,983)
Accumulated other comprehensive income	—	2,256
Retained earnings	857,116	810,036
Total PDL’s stockholders’ equity	751,143	695,952
Noncontrolling interests	4,280	—
Total stockholders’ equity	755,423	695,952
Total liabilities and stockholders’ equity	$1,215,387	$1,012,205

See accompanying notes.

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Royalties from Queen et al. patents	$166,158	$485,156	$486,888
Royalty rights - change in fair value	16,196	68,367	45,742
Interest revenue	30,404	36,202	48,020
Product revenue, net	31,669	—	—
License and other	(126)	723	575
Total revenues	244,301	590,448	581,225

Operating expenses
Cost of product revenue, (excluding intangible amortization)	4,065	—	—
Amortization of intangible assets	12,028	—	—
General and administrative	39,790	36,090	34,914
Sales and marketing	538	—	—
Research and development	3,820	—	—
Change in fair value of anniversary payment and contingent consideration	(3,716)	—	—
Asset impairment loss	3,735	—	—
Acquisition-related costs	3,564	—	—
Loss on extinguishment of notes receivable	51,075	3,979	—
Total operating expenses	114,899	40,069	34,914
Operating income	129,402	550,379	546,311

Non-operating expense, net
Interest and other income, net	588	368	315
Interest expense	(18,267)	(27,059)	(39,211)
Gain (loss) on extinguishment of debt	(2,353)	6,450	(6,143)
Total non-operating expense, net	(20,032)	(20,241)	(45,039)

Income before income taxes	109,370	530,138	501,272
Income tax expense	45,711	197,343	179,028
Net income	63,659	332,795	322,244
Less: Net income attributable to noncontrolling interests	53	—	—
Net income attributable to PDL’s shareholders	$63,606	$332,795	$322,244

Net income per share
Basic	$0.39	$2.04	$2.04
Diluted	$0.39	$2.03	$1.86
Weighted average shares outstanding
Basic	163,805	163,386	158,224
Diluted	164,192	163,554	173,110
Cash dividends declared per common share	$0.10	$0.60	$0.60

See accompanying notes.

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2016	2015	2014

Net income	$63,659	$332,795	$322,244

Other comprehensive income (loss), net of tax
Change in unrealized gains on investments in available-for-sale securities:
Change in fair value of investments in available-for-sale securities, net of tax	122	783	(745)
Adjustment for net (gains) losses realized and included in net income, net of tax	(557)	(712)	(20)
Total change in unrealized gains on investments in available-for-sale securities, net of tax(a)	(435)	71	(765)
Change in unrealized gains (losses) on cash flow hedges:
Change in fair value of cash flow hedges, net of tax	—	4,626	4,834
Adjustment to royalties from Queen et al. patents for net (gains) losses realized and included in net income, net of tax	(1,821)	(5,390)	3,768
Total change in unrealized losses on cash flow hedges, net of tax(b)	(1,821)	(764)	8,602
Total other comprehensive income (loss), net of tax	(2,256)	(693)	7,837
Comprehensive income	61,403	332,102	330,081
Less: Comprehensive income attributable to noncontrolling interests	53	—	—
Comprehensive income attributable to PDL’s shareholders	$61,350	$332,102	$330,081
___________________________________
(a) Net of tax of ($234), $38 and ($412) for the years ended December 31, 2016, 2015 and 2014, respectively.
(b) Net of tax of ($981), ($411) and $4,632 for the years ended December 31, 2016, 2015 and 2014, respectively.

See accompanying notes.

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	PDL’s Stockholders Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2013	139,934,569	$1,399	$(233,173)	$350,151	$(4,888)	$—	$113,489
Issuance of common stock under employee benefit plans	148,882	2	(2)	—	—	—	—
Issuance of common stock for convertible debt	22,103,031	221	(221)	—	—	—	—
Extinguishment of convertible debt	—	—	102,134	—	—	—	102,134
Issuance of convertible debt	—	—	18,689	—	—	—	18,689
Purchase of purchased call options, net of tax	—	—	(20,118)	—	—	—	(20,118)
Proceeds from the sale of warrants	—	—	11,427	—	—	—	11,427
Stock-based compensation expense	—	—	1,501	—	—	—	1,501
Tax benefit from stock options	—	—	(111)	—	—	—	(111)
Dividends declared	—	—	—	(96,655)	—	—	(96,655)
Comprehensive income:
Net income	—	—	—	322,244	—	—	322,244
Change in unrealized gains and losses on investments in available-for-sale securities, net of tax	—	—	—	—	(765)	—	(765)
Changes in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	8,602	—	8,602
Total comprehensive income							330,081
Balance at December 31, 2014	162,186,482	1,622	(119,874)	575,740	2,949	—	460,437
Issuance of common stock under employee benefit plans	758,533	8	(8)	—	—	—	—
Extinguishment of convertible debt	1,341,600	13	87	—	—	—	100
Stock-based compensation expense	—	—	2,045	—	—	—	2,045
Tax benefit from stock options	—	—	(233)	—	—	—	(233)
Dividends declared	—	—	—	(98,499)	—	—	(98,499)
Comprehensive income:
Net income	—	—	—	332,795	—	—	332,795
Change in unrealized gains and losses on investments in available-for-sale securities, net of tax	—	—	—	—	71	—	71
Changes in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	(764)	—	(764)
Total comprehensive income							332,102
Balance at December 31, 2015	164,286,615	1,643	(117,983)	810,036	2,256	—	695,952
Issuance of common stock under employee benefit plans, net	1,251,832	12	(12)	—	—	—	—
Issuance of convertible debt	—	—	25,465	—	—	—	25,465
Purchase of purchased call options, net of tax	—	—	(14,400)	—	—	—	(14,400)
Sale of subsidiary shares to non-controlling interest	—	—	(3,977)	—	—	4,227	250
Stock-based compensation expense	—	—	3,741	—	—	—	3,741
Tax benefit from stock options	—	—	(462)	—	—	—	(462)
Dividends declared	—	—	—	(16,526)	—	—	(16,526)
Comprehensive income:
Net income	—	—	—	63,606	—	53	63,659
Change in unrealized gains and losses on investments in available-for-sale securities, net of tax	—	—	—	—	(435)	—	(435)
Changes in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	(1,821)	—	(1,821)
Total comprehensive income							61,403
Balance at December 31, 2016	165,538,447	$1,655	$(107,628)	$857,116	$—	$4,280	$755,423

See accompanying notes.

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$63,659	$332,795	$322,244
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible notes and term loan offering costs	10,009	12,963	18,696
Amortization of intangible assets	12,028	—	—
Asset impairment loss	3,735	—	—
Change in fair value of royalty rights - at fair value	(16,196)	(68,367)	(44,927)
Change in fair value of derivative asset	906	(985)	—
Change in fair value of anniversary payment and contingent consideration	(3,716)	—	—
Other amortization, depreciation and accretion of embedded derivative	18	40	(134)
Inventory write-down	342	—	—
Loss on extinguishment of notes receivable	51,075	3,979	—
(Gain) loss on extinguishment of convertible notes	2,353	(6,450)	6,143
Hedge ineffectiveness on foreign exchange contracts	—	—	(5)
Gain on sale of available-for-sale securities	(882)	(997)	(30)
Stock-based compensation expense	3,742	2,045	1,501
Deferred income taxes	(10,676)	17,251	(19,842)
Changes in assets and liabilities:
Accounts receivable	(34,120)	—	—
Receivables from licensees and other	(6,000)	300	—
Prepaid and other current assets	(1,526)	(42)	2,126
Accrued interest on notes receivable	(2,764)	(2,246)	(6,800)
Inventory	(3,227)	—	—
Other assets	(757)	(865)	(63)
Accounts payable	6,621	76	31
Accrued liabilities	22,729	(1,048)	4,343
Accrued income taxes	1,352	79	3,293
Deferred tax liability	(787)	—	—
Other long-term liabilities	3,800	12,937	5,705
Net cash provided by operating activities	101,718	301,465	292,281
Cash flows from investing activities
Acquisition of business, net of cash	(109,938)	—	—
Purchases of investments	(22,952)	—	(1,750)
Purchase of investments - other	(75,000)	—	—
Proceeds from sales of available-for-sale securities	4,680	1,947	3,530
Purchase of royalty rights - at fair value	(59,500)	(115,000)	(81,100)
Proceeds from royalty rights - at fair value	72,582	43,407	102,460
Purchase of notes receivable	(9,010)	(35,235)	(230,000)
Repayment of notes receivable	54,653	25,242	68,800
Purchase of property and equipment	(25)	(9)	(49)
Net cash used in investing activities	(144,510)	(79,648)	(138,109)
Cash flows from financing activities
Proceeds from term loan	—	100,000	—
Repayment of term loan	(25,000)	(75,000)	(75,000)
Repurchase of convertible notes	(120,000)	(220,397)	(56,191)
Payment of debt issuance costs	(3,204)	(607)	(9,825)
Proceeds from issuance of convertible notes	150,000	—	300,000
Purchase of call options	(14,400)	—	(30,951)
Cash received from noncontrolling interest holder	250	—	—
Proceeds from issuance of warrants	—	—	11,427
Cash dividends paid	(16,583)	(98,307)	(96,557)
Net cash provided by (used in) financing activities	(28,937)	(294,311)	42,903
Net increase (decrease) in cash and cash equivalents	(71,729)	(72,494)	197,075
Cash and cash equivalents at beginning of the year	218,883	291,377	94,302
Cash and cash equivalents at end the year	$147,154	$218,883	$291,377

See accompanying notes

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Supplemental cash flow information
Cash paid for income taxes	$50,000	$168,000	$189,000
Cash paid for interest	$11,410	$16,987	$18,439
Supplemental schedule of non-cash investing and financing activities
Stock issued to settle debt	$—	$9,794	$171,879
Conversion of notes receivable to common stock investment	$—	$6,567	$—
Warrants received for notes receivable	$2,342	$—	$—
Accrued Anniversary Payment associated with the acquisition of a business	$87,007	$—	$—
Accrued contingent consideration associated with the acquisition of a business	$47,360	$—	$—

See accompanying notes

PDL BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

1. Organization and Business

PDL BioPharma, Inc. and its subsidiaries (collectively, the “Company”) seek to provide a significant return for its shareholders by acquiring and managing a portfolio of companies, products, royalty agreements and debt facilities in the biotech, pharmaceutical and medical device industries. In 2012, the Company began providing alternative sources of capital through royalty monetizations and debt facilities, and in 2016, the Company began acquiring commercial-stage products and launching specialized companies dedicated to the commercialization of these products. To date, the Company has consummated 16 of such transactions. Of these transactions, five have concluded with an average annual internal rate of return of 18.4%: Merus Labs International, Inc., Durata Therapeutics, Inc., AxoGen, Inc., Avinger, Inc. and Paradigm Spine, LLC. The Company has four debt transactions outstanding, representing deployed and committed capital of $269.0 million and $309.0 million, respectively: CareView Communications, Inc., kaléo, Inc., Direct Flow Medical, Inc., and LENSAR, Inc.; it has one hybrid royalty/debt transaction outstanding, representing deployed and committed capital of $44.0 million: Wellstat Diagnostics, LLC; and it has six royalty transactions outstanding representing deployed and committed capital of $496.1 million and $537.1 million, respectively: KYBELLA®, AcelRx Pharmaceuticals, Inc., ARIAD Pharmaceuticals, Inc., The Regents of the University of Michigan, Viscogliosi Brothers, LLC and Depomed, Inc.. The Company’s equity and loan investments in Noden Pharma DAC and Noden Pharma USA, Inc. (together, “Noden”) represent deployed and committed capital of $110.0 million and $202.0 million, respectively.

In connection with the Company’s acquisition of Tekturna through Noden, the Company began operating in two reportable segments: income generating assets and product sales. The Company’s income generating assets segment consists of royalties from issued patents in the United States and elsewhere, covering the humanization of antibodies (the “Queen et al. patents”), notes and other long-term receivables, royalty rights - at fair value and equity investments. The Company’s product sales segment consists of revenue derived from Tekturna®, Tekturna HCT®, Rasilez® and Rasilez HCT® (collectively, the “Noden Products” or “Tekturna”) sales. Prospectively, the Company expects to focus on the acquisition of additional products and expect to transact fewer royalty transactions and still fewer debt transactions. The Company anticipates that over time more of its revenues will come from its product sales segment and less of its revenues will come from its income generating assets segment.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

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

The Company applies the guidance codified in Accounting Standard Codification (“ASC”) 810, Consolidations, which requires certain variable interest entities to be consolidated by the primary beneficiary of the entity in which it has a controlling financial interest. The Company identifies an entity as a variable interest entity if either: (1) the entity does not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the entity’s equity investors lack the essential characteristics of a controlling financial interest. The Company performs ongoing qualitative assessments of its variable interest entities to determine whether the Company has a controlling financial interest in any variable interest entity and therefore is the primary beneficiary, and if it has the power to direct activities that impact the activities of the entity.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements. The accounting estimates that require management’s most significant, difficult and subjective judgments include the valuation of royalty rights - at fair value, the valuation of the revenue and allowance for customer credits, the valuation of inventory, the assessment of recoverability of goodwill and intangible assets and their estimated useful lives, revenue recognition, the valuation and recognition of share-based compensation, the recognition and measurement of current and deferred income tax assets and liabilities, and contingent consideration estimates. Actual results could differ from those estimates.

Segment Reporting

Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the entity’s chief operating decision maker, in deciding how to allocate resources and in assessing performance. The Company has evaluated its operating segments in accordance with ASC 280, and has identified two reportable segments: income generating assets and product sales at December 31, 2016.

Cash Equivalents

The Company considers all highly liquid investments with initial maturities of three months or less at the date of purchase to be cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions and, by policy, limit the amount of credit exposure in any one financial instrument.

Accounts Receivable

As of December 31, 2016 and 2015, the Company had no allowance for doubtful accounts. The Company provides an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when the Company determines that recovery is unlikely and the Company cease collection efforts.

Investments

The Company’s investments include available-for-sale investments, equity method investments and cost method investments in certain publicly traded companies and privately-held companies.

All marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices and observable inputs, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The Company classify marketable securities that are available for use in current operations as current assets in the Consolidated Balance Sheets. Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities are included in “Interest and other income, net.” The cost of securities sold is based on the specific identification method.

On July 1, 2016, Noden Pharma DAC entered into an asset purchase agreement (“Noden Purchase Agreement”) where by it purchased from Novartis Pharma AG (“Novartis”) the exclusive worldwide rights to manufacture, market, and sell the branded prescription medicine product sold under the name Tekturna® and Tekturna HCT® in the United States and Rasilez® and Rasilez HCT® in the rest of the world (collectively, the “Noden Products”) and certain related assets and assumed certain related liabilities (the “Noden Transaction”). Upon the consummation of the Noden Transaction, a noncontrolling interest holder acquired a 6% equity interest in Noden. The equity interest of the noncontrolling interest holder is subject to vesting and repurchase rights over a four-year period. At December 31, 2016, 80% of the noncontrolling interest was subject to repurchase. The Company determined that Noden shall be consolidated under the voting interest model as of December 31, 2016 (See Note 19).

Fair Value Measurements

The fair value of the Company’s financial instruments are estimates of the amounts that would be received if the Company were to sell an asset or we paid to transfer a liability in an orderly transaction between market participants at the measurement date or exit price. The assets and liabilities are categorized and disclosed in one of the following three categories:

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

Notes Receivable and Other Long-Term Receivables

The Company accounts for its notes receivable at both amortized cost, net of unamortized origination fees, if any, and as dependent on collateral repayment of the loan is expected to be provided solely by the underlying collateral. For loans accounted for at their amortized cost, related fees and costs are recorded net of any amounts reimbursed. Interest is accreted or accrued to “Interest revenue” using the effective interest method. When and if supplemental payments are received from certain of these notes and other long-term receivables, an adjustment to the estimated effective interest rate is affected prospectively.

The Company evaluates the collectability of both interest and principal for each note receivable and loan to determine whether it is impaired. A note receivable or loan is considered to be impaired when, based on current information and events, the Company determines it is probable that it will be unable to collect amounts due according to the existing contractual terms. When a note receivable or loan is considered to be impaired, the amount of loss is calculated by comparing the carrying value of the financial asset to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the estimated fair value of the underlying collateral, less costs to sell, if the loan is collateralized and the Company expects repayment to be provided solely by the collateral. Impairment assessments require significant judgments and are based on significant assumptions related to the borrower’s credit risk, financial performance, expected sales, and estimated fair value of the collateral.

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

At December 31, 2016, the Company had four notes receivable investments on non-accrual status with a cumulative investment cost and fair value of approximately $105.3 million and $107.4 million, respectively, compared to three note receivable investments on non-accrual at December 31, 2015 with a cumulative investment cost and fair value of approximately $103.2 million and $109.2 million, respectively. During the years ended December 31, 2016, 2015 and 2014, the Company recognized losses of $51.1 million, $4.0 million and zero, respectively, on extinguishment of notes receivable. For the years ended December 31, 2016, 2015 and 2014, the Company did not recognize any interest for note receivable investments on non-accrual status.

Inventory

Inventory, which consists of work-in-process and finished goods, is stated at the lower of cost or market value. The Company determines cost using the first-in, first-out method. Inventory levels are analyzed periodically and written down to their net realizable value if they have become obsolete, have a cost basis in excess of its expected net realizable value or are in excess of expected requirements. The Company evaluates for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. The Company classifies inventory as current on the Consolidated Balance Sheets when the Company expects inventory to be consumed for commercial use within the next twelve months.

During the fourth quarter of 2016, we recognized an inventory write-down of $0.3 million for the Noden Products that we would not be able to sell prior to their expiration. There were no inventory write-downs related to excess and obsolete inventory recorded in the years ended December 31, 2015 and 2014.

Intangible Assets

Intangible assets with finite useful lives consist primarily of acquired product rights and are amortized on a straight-line basis over their estimated useful lives, over 10 years. The estimated useful lives associated with finite-lived intangible assets are consistent with the estimated lives of the associated products and may be modified when circumstances warrant. Such assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset.

Goodwill

Goodwill represents the excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed. We have determined that we have a single reporting unit associated with the commercialization of pharmaceutical products. The annual test for goodwill impairment is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step indicates impairment, then, in the second step, the loss is measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all identified assets and liabilities. We test goodwill for impairment annually in December and when events or changes in circumstances indicate that the carrying value may not be recoverable. After completing the Company’s impairment review for the reporting unit during the fourth quarter of 2016, the Company concluded that goodwill was impaired. The Company recognized a goodwill impairment loss of $3.7 million as of December 31, 2016. For further information on the Company’s goodwill impairment analysis, refer to Note 10 of the Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization were computed using the straight-line method over the following estimated useful lives:

Leasehold improvements	Shorter of asset life or term of lease
Computer and office equipment	3 years
Furniture and fixtures	7 years

Convertible Notes

The Company issued the February 2018 Notes with a net share settlement feature, meaning that upon any conversion, the principal amount will be settled in cash and the remaining amount, if any, will be settled in shares of the Company’s common stock. The Company issued the December 2021 Notes with a settlement feature that allows the Company to settle the notes by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at the Company’s election, although it is the current intention that they will be net-share settled. In accordance with accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, the Company separated the principal balance between the fair value of the liability component and the common stock conversion feature using a market interest rate for a similar nonconvertible instrument at the date of issuance.

Financing Costs Related to Long-term Debt

Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt using the effective interest method. Such costs are presented as a direct deduction from the carrying amount of the long-term debt liability, consistent with debt discounts, on the Company’s Consolidated Balance Sheets.

Product Revenue

General

The Company recognizes revenue from the sale of its products when (i) delivery has occurred, (ii) title has transferred, (iii) the selling price is fixed or determinable, (iv) collectability is reasonably assured and the Company has no further performance obligations. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We exercise judgment in determining that collectability is reasonably assured or that services have been delivered in accordance with the arrangement. We assess collectability based primarily on the customer’s payment history and on the creditworthiness of the customer. Revenues from Noden Products sales are recorded net of allowances for customer credits, including estimated chargebacks, rebates, discounts, returns, distribution service fees, patient assistance programs, and government rebates, such as Medicare Part D coverage gap reimbursements in the United States and other deductions and returns in the same period the related sales are recorded. Product shipping and handling costs are included in cost of product revenues.

For the period from July 1, 2016 through October 4, 2016, all of the Noden Products were distributed by Novartis under the terms of the Noden Purchase Agreement while transfer of the marketing right authorizations were pending. The Company recorded revenue under the Novartis transition arrangement on a “net” basis and established a reserve for retroactive adjustment to the profit split with Novartis.

Beginning on October 5, 2016, Noden Pharma USA, Inc. began distributing the Noden Products in the United States while Novartis continues to distribute the Noden Products outside of the United States. We recorded revenue for all fourth quarter of 2016 sales in the United States on a “gross” basis and established a reserve for allowances.

Provisions

Customer Credits: Our customers are offered various forms of consideration, including allowances, service fees and prompt payment discounts. We expect our customers will earn prompt payment discounts and, therefore, we deduct the full amount of these discounts from total product sales when revenues are recognized. Service fees are also deducted from total product sales as they are earned.

Rebates and Discounts: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program in the United States and mandated discounts in the European Union in markets where government-sponsored healthcare systems are the primary payers for healthcare. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector benefit providers. The accrual for rebates is based on statutory discount rates and expected utilization as well as historical data we have obtained from Novartis. Our estimates for expected utilization of rebates are based on data received from our customers. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Chargebacks: Chargebacks are discounts that occur when certain contracted customers, which currently consist primarily of group purchasing organizations, Public Health Service institutions, non-profit clinics, and Federal government entities purchasing via the Federal Supply Schedule, purchase directly from our wholesalers. Contracted customers generally purchase the product at a discounted price. The wholesalers, in turn, charges back to us the difference between the price initially paid by the wholesalers and the discounted price paid by the contracted customers. In addition to actual chargebacks received, we maintain an accrual for chargebacks based on the estimated contractual discounts on the inventory levels on hand in our distribution channel. If actual future chargebacks vary from these estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Medicare Part D Coverage Gap: Medicare Part D prescription drug benefit mandates manufacturers to fund 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Our estimates for the expected Medicare Part D coverage gap are based on historical invoices received and in part from data received from our customers. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. If actual future funding varies from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Co-payment Assistance: Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. We accrue a liability for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators.

Returns: Returns are generally estimated and recorded based on historical sales and returns information. Products that exhibit unusual sales or return patterns due to dating, competition or other marketing matters are specifically investigated and analyzed as part of the accounting for sales returns accruals.

Queen et al. Royalty Revenues

Under the Company’s license agreements related to patents covering the humanization of antibodies, which it refers to as the Queen et al. patents, the Company receives royalty payments based upon its licensees’ net sales of covered products. Generally, under these agreements, the Company receives royalty reports from its licensees approximately one quarter in arrears; that is, generally in the second month of the quarter after the licensee has sold the royalty-bearing product. The Company recognizes royalty revenues when it can reliably estimate such amounts and collectability is reasonably assured. Under this accounting policy, the royalty revenues the Company reports are not based upon estimates, and such royalty revenues are typically reported in the same period in which the Company receives payment from its licensees.

Although the last of the Queen et al. patents expired in December 2014, the Company has received royalties beyond expiration based on the terms of its licenses and its legal settlement. Under the terms of the legal settlement between Genentech, Inc. (“Genentech”) and the Company, the first quarter of 2016 was the last period for which Genentech paid royalties to the Company for Avastin, Herceptin, Xolair, Kadcyla and Perjeta. Other products from the Queen et al. patent licenses, such as Tysabri, entitle the Company to royalties following the expiration of its patents with respect to sales of licensed product manufactured prior to patent expiry in jurisdictions providing patent protection licenses. The amount of royalties the Company is due for products manufactured prior to but sold after patent expiry is uncertain; however, the Company’s revenues from payments made from these Queen et al. patent licenses and settlements materially decreased in the second quarter of 2016.

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

The changes in the estimated fair value from investments in royalty rights along with cash receipts in each reporting period are presented together on the Company’s Consolidated Statements of Income as a component of revenue under the caption, “Royalty rights - change in fair value.”

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

The fair value of the Euro forward contracts was estimated using pricing models with readily observable inputs from actively quoted markets and was disclosed on a gross basis. The aggregate unrealized gains or losses, net of tax, on the effective component of the hedge was recorded in stockholders’ equity as “Accumulated other comprehensive income.” Realized gains or losses on cash flow hedges are recognized as an adjustment to royalty revenue in the same period that the hedged transaction impacts earnings as royalty revenue. Any gain or loss on the ineffective portion of these hedge contracts is reported in “Interest and other income, net” in the period the ineffectiveness occurs.

Foreign Currency Translation

The Company uses the U.S. dollar predominately as the functional currency of its foreign subsidiaries. For foreign subsidiaries where the U.S. dollar is the functional currency, gains and losses from remeasurement of foreign currency balances into U.S. dollars are included in the Consolidated Statements of Income. The aggregate net gains (losses) resulting from foreign currency transactions and remeasurement of foreign currency balances into U.S. dollars that were included in the Consolidated Statements of Income was insignificant for the years ended December 31, 2016, 2015 and 2014.

Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income adjusted for other comprehensive income (loss), using the specific identification method, which includes the changes in unrealized gains and losses on cash flow hedges and changes in unrealized gains and losses on the Company’s investments in available-for-sale securities, all net of tax, which are excluded from the Company’s net income.

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

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We adjust the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. Any interest and penalties on uncertain tax positions are included within the tax provision.

Business Combination

The Company applies ASC 805, Business combinations, pursuant to which the cost of an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities incurred, and equity instruments issued. The costs directly attributable to the acquisition are expensed as incurred. Identifiable assets, liabilities and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date, irrespective of the extent of any noncontrolling interests. The excess of the (i) the total of cost of acquisition, fair value of the noncontrolling interests and acquisition date fair value of any previously held equity interest in the acquiree over (ii) the fair value of the identifiable net assets of the acquiree is recorded as goodwill. If the cost of an acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in the Consolidated Statements of Income and Comprehensive income.

Lease Accounting and Lease Guarantee

The Company accounts for operating leases by recording rent expense on a straight-line basis over the expected life of the lease, commencing on the date we gain possession of leased property. The Company includes tenant improvement allowances and rent holidays received from landlords and the effect of any rent escalation clauses as adjustments to straight-line rent expense over the expected life of the lease.

Capital leases are reflected as a liability at the inception of the lease based on the present value of the minimum lease payments or, if lower, the fair value of the property. Assets under capital leases are recorded in property and equipment, net on the Company’s Consolidated Balance Sheets and depreciated in a manner similar to other property and equipment.

Upon the Spin-Off, the Company’s facility leases in Redwood City, California were assigned to Facet. In April 2010, Abbott Laboratories acquired Facet and later renamed the entity AbbVie Biotherapeutics, Inc. However, if AbbVie Biotherapeutics, Inc were to default on its lease obligations, the Company has in substance guaranteed the lease payments for this facility. The Company would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of December 31, 2016, the total remaining lease payments, which run through December 2021, were $56.4 million. The carrying value of this lease guarantee was $10.7 million as of December 31, 2016 and is reflected in other long-term liabilities in the Company’s Consolidated Balance Sheet (Note 14).

Adopted Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes, which amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as non-current on the balance sheet. ASU No. 2015-17 was adopted on a prospective basis by the Company in the first quarter of 2016, thus resulting in the reclassification of $1.0 million of current deferred tax liabilities to non-current on the accompanying consolidated balance sheet. The prior reporting period was not retrospectively adjusted. The adoption of this guidance had no impact on the Company’s results of operations, financial positions or cash flows.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard can be applied either retrospectively to each prior reporting period presented (i.e., full retrospective adoption) or with the cumulative effect of initially applying the update recognized at the date of the initial application (i.e., modified retrospective adoption) along with additional disclosures. This new standard will replace most of the existing revenue recognition guidance in GAAP when it becomes effective. The new standard, as amended, becomes effective for the Company in the first quarter of fiscal year 2018, but allows the Company to adopt the standard one year earlier if it so chooses. The Company currently anticipates adopting this standard using the full retrospective method to restate each prior period presented. The Company is evaluating the timing and the impact of adopting this standard to its Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which seeks to increase transparency and comparability among organizations by, among other things, recognizing lease assets and lease liabilities on the balance sheet for leases classified as operating leases under previous GAAP and disclosing key information about leasing arrangements. ASU No. 2016-02 becomes effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the provisions of ASU No. 2016-02 and assessing the impact, if any, it may have on the Company’s Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-06, Contingent Put and Call Options in Debt Instruments, which clarifies what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. ASU 2016-06 is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company do not expect the adoption of this guidance to have a material impact on our financial position, cash flows or results of operations.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The new guidance amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU No. 2016-13 has an effective date of the fiscal years beginning December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating ASU 2016-13 and assessing the impact, if any, it may have to the Company’s consolidated results of operations, financial position and cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The new standard provides for specific guidance how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods with those years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating ASU 2016-15 and assessing the impact, if any, it may have to the Company’s Consolidated Statement of Cash Flows.

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory in the period in which the transfer occurs. The new standard is effective for public business entities for annual periods beginning after December 15, 2017 (i.e. 2018 for a calendar-year entity). Early adoption is permitted for all entities as of the beginning of an annual period. The guidance is to be applied using a modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. We are currently analyzing the impact of ASU No. 2016-16 on the Company’s Consolidated Financial Statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which requires entities to show the changes in total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions on the balance sheet. The reconciliation can either be presented either on the face of the statement of cash flows or in the notes to the financial statements.  The new standard is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods therein and is to be applied retrospectively. Early adoption is permitted. The Company is currently analyzing the impact of ASU No. 2016-18 on the Company’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations, which requires entities to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The new standard is to be applied prospectively to any transactions occurring within the period of adoption and is effective for public business entities for fiscal years beginning after December 15, 2017.  Early adoption is permitted, including annual periods in which the financial statements have not been issued. We elected to early adopt ASU No. 2017-01 for the annual period ending December 31, 2016. The adoption had no impact on the Company’s Consolidated Financial Statements.

3. Net Income per Share

	Year Ended December 31,
(In thousands, except per share amounts)	2016	2015	2014
Numerator
Income attributable to the Company’s shareholders used to compute net income per diluted share	$63,606	$332,795	$322,244

Denominator
Total weighted-average shares used to compute net income per basic share	163,805	163,386	158,224
Effect of dilutive stock options	—	16	21
Restricted stock awards	387	152	126
Assumed conversion of Series 2012 Notes	—	—	3,532
Assumed conversion of warrants	—	—	5,510
Assumed conversion of May 2015 Notes	—	—	5,697
Shares used to compute net income per diluted share	164,192	163,554	173,110

Net income per basic share	$0.39	$2.04	$2.04
Net income per diluted share	$0.39	$2.03	$1.86

The Company computes net income per diluted share using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of net income per diluted share include shares that may be issued pursuant to outstanding stock options and restricted stock awards, the Series 2012 Notes and the May 2015 Notes, in each case, on a weighted-average basis for the period that the notes were outstanding, including the effect of adding back interest expense and the underlying shares using the if converted method. In the first quarter of 2012, $179.0 million aggregate principal of the 2.875% Convertible Senior Notes due February 15, 2015 (“February 2015 Notes”) was exchanged for the Series 2012 Notes, and in the third quarter of 2013, $1.0 million aggregate principal of the February 2015 Notes was exchanged for the Series 2012 Notes and the February 2015 Notes were retired. In the first quarter of 2014, $131.7 million aggregate principal of the Series 2012 Notes was retired in a privately negotiated exchange and purchase agreement, and in the fourth quarter of 2014, the Company entered into a privately negotiated exchange agreement under which it retired approximately $26.0 million in principal of the outstanding Series 2012 Notes. In the first quarter of 2015, the Company retired the remaining $22.3 million of aggregate principal of its Series 2012 Notes.

In May 2011, the Company issued the May 2015 Notes, and in January and February 2012, the Company issued the Series 2012 Notes. The Series 2012 Notes and May 2015 Notes were net share settled, with the principal amount settled in cash and the excess settled in shares of the Company’s common stock. The weighted-average share adjustments related to the Series 2012 Notes and May 2015 Notes, as shown in the table above, include the shares issuable in respect of such excess.

In the second quarter of 2015, the Company retired the remaining $155.1 million of aggregate principal of its May 2015 Notes. Concurrently with the retirement of the May 2015 Notes, the Company exercised its purchased call options and received 5.2 million shares of the Company’s common stock from the hedge counterparties, which was the number of shares required to be delivered by the Company to the note holders for the excess conversion value.

May 2015 Notes Purchase Call Option and Warrant Potential Dilution

The Company excluded from its calculation of net income per diluted share zero, three million and 0.0 million shares for the years ended December 31, 2016, 2015 and 2014, for warrants issued in 2011, because the exercise price of the warrants exceeded the volume-weighted average share price (“VWAP”) of the Company’s common stock and conversion of the underlying May 2015 Notes is not assumed, therefore no stock would be issuable upon conversion. The Company’s purchased call options, issued in 2011, will always be anti-dilutive and therefore zero, zero and 26.6 million shares were excluded from the Company’s calculations of net income per diluted share for the years ended December 31, 2016, 2015 and 2014, respectively, because they have no effect on diluted net income per share. For information related to the conversion rates on the Company’s convertible debt, see Note 13.

February 2018 Notes Purchase Call Option and Warrant Potential Dilution

The Company excluded from its calculation of net income per diluted share 12.2 million, 23.8 million and 29.0 million shares for the years ended December 31, 2016, 2015 and 2014, for warrants issued in February 2014, because the exercise price of the warrants exceeded the VWAP of the Company’s common stock and conversion of the underlying February 2018 Notes is not assumed, therefore no stock would be issuable upon conversion; however, these securities could be dilutive in future periods. The purchased call options, issued in February 2014, will always be anti-dilutive; therefore 13.8 million, 26.9 million and 32.7 million shares were excluded from the Company’s calculation of net income per diluted share for the years ended December 31, 2016, 2015 and 2014. For information related to the conversion rates on the Company’s convertible debt, see Note 13.

December 2021 Notes Capped Call Potential Dilution

In November 2016, the Company issued $150.0 million in aggregate principal of 2.75% Convertible Senior Notes due December 1, 2021 (the “December 2021 Notes”), which provide in certain situations for the conversion of the outstanding principal amount of the December 2021 Notes into shares of the Company’s common stock at a predefined conversion rate. See Note 13, “Convertible Notes and Term Loans”, for additional information. In conjunction with the issuance of the December 2021 Notes, the Company entered into capped call transaction, with certain counterparties. The capped call transaction is expected generally to reduce the potential dilution, and/or offset, to an extent, the cash payments the Company may choose to make in excess of the principal amount, upon conversion of the December 2021 Notes. We have excluded the capped call transaction from the diluted EPS computation as such securities would have an antidilutive effect and those securities should be considered separately rather than in the aggregate in determining whether their effect on diluted EPS would be dilutive or antidilutive, see Note 13.

Anti-Dilutive Effect of Stock Options and Restricted Stock Awards

For the years ended December 31, 2016, 2015 and 2014, the Company excluded approximately zero, 41,000 and 35,000 shares underlying outstanding stock options, respectively, calculated on a weighted-average basis, from the Company’s net income per diluted share calculations because their effect was anti-dilutive. For the years ended December 31, 2016, 2015 and 2014, the Company excluded approximately 1,107,000, 450,000, and zero shares, respectively, underlying restricted stock awards, calculated on a weighted-average basis, from the Company’s net income per diluted share calculations because their effect was anti-dilutive.

 4. Fair Value Measurements

The fair value of the Company’s financial instruments are estimates of the amounts that would be received if the Company were to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date or exit price.

The following table presents the fair value of the Company’s financial instruments measured at fair value on a recurring basis by level within the valuation hierarchy:

	December 31, 2016				December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$4	$—	$—	$4	$94,801	$—	$—	$94,801
Certificates of deposit	—	75,000	—	75,000	—	—	—	—
Corporate securities	—	—	—	—	—	1,469	—	1,469
Commercial paper	—	19,987	—	19,987	—	—	—	—
Foreign currency hedge contracts	—	—	—	—	—	2,802	—	2,802
Warrants	—	78	—	78	—	984	—	984
Royalty rights - at fair value	—	—	402,318	402,318	—	—	399,204	399,204
Total	$4	$95,065	$402,318	$497,387	$94,801	$5,255	$399,204	$499,260

Financial liabilities:
Anniversary payment	$—	$—	$88,001	$88,001	$—	$—	$—	$—
Contingent consideration	—	—	42,650	42,650	—	—	—	—
Total	$—	$—	$130,651	$130,651	$—	$—	$—	$—

As of December 31, 2016, the Company held $75.0 million in a long-term certificate of deposit, which is designated as cash collateral for the letter of credit issued with respect to the first anniversary payment under the Noden Purchase Agreement described below. There have been no transfers between levels during the years ended December 31, 2016 and 2015. The Company recognizes transfers between levels on the date of the event or change in circumstances that caused the transfer.

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

Royalty Rights - At Fair Value

Depomed Royalty Agreement

On October 18, 2013, the Company entered into the Royalty Purchase and Sale Agreement (the “Depomed Royalty Agreement”) with Depomed, Inc. and Depo DR Sub, LLC (together, “Depomed”), whereby the Company acquired the rights to receive royalties and milestones payable on sales of Type 2 diabetes products licensed by Depomed in exchange for a $240.5 million cash payment. Total consideration was $241.3 million, which was comprised of the $240.5 million cash payment to Depomed and $0.8 million in transaction costs.

The rights acquired include Depomed’s royalty and milestone payments accruing from and after October 1, 2013: (a) from Santarus, Inc. (“Santarus”) (which was subsequently acquired by Salix Pharmaceuticals, Inc. (“Salix”), which itself was acquired by Valeant Pharmaceuticals International, Inc. (“Valeant”) with respect to sales of Glumetza (metformin HCL extended-release tablets) in the United States; (b) from Merck & Co., Inc. with respect to sales of Janumet® XR (sitagliptin and metformin HCL extended-release tablets); (c) from Janssen Pharmaceutica N.V. with respect to milestones and sales of its recently approved fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin tablets, marketed as Invokamet XR®; (d) from Boehringer Ingelheim GmbH with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to Depomed’s license agreement with Boehringer Ingelheim GmbH, including its recently approved products, Jentadueto XR® and Synjardy XR®; and (e) from LG Life Sciences and Valeant for sales of extended-release metformin tablets in Korea and Canada, respectively.

Under the terms of the Depomed Royalty Agreement, the Company receives all royalty and milestone payments due under license agreements between Depomed and its licensees until the Company has received payments equal to two times the cash payment made to Depomed, after which all net payments received by Depomed will be shared evenly between the Company and Depomed.

The Depomed Royalty Agreement terminates on the third anniversary following the date upon which the later of the following occurs: (a) October 25, 2021, or (b) at such time as no royalty payments remain payable under any license agreement and each of the license agreements has expired by its terms.

As of December 31, 2016 and 2015, the Company determined that its royalty purchase interest in Depo DR Sub represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Depo DR Sub that most significantly impact Depo DR Sub’s economic performance and is not the primary beneficiary of Depo DR Sub; therefore, Depo DR Sub is not subject to consolidation by the Company.

The financial asset acquired represents a single unit of accounting. The fair value of the financial asset acquired was determined by using a discounted cash flow analysis related to the expected future cash flows to be generated by each licensed product. This financial asset is classified as a Level 3 asset within the fair value hierarchy, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future commercialization for products not yet approved by the U.S. Food and Drug Administration (“FDA”) or other regulatory agencies. The discounted cash flows are based upon expected royalties from sales of licensed products over a nine-year period. The discount rates utilized range from approximately 15% to 25%. Significant judgment is required in selecting appropriate discount rates. At December 31, 2016, an evaluation was performed to assess those rates and general market conditions potentially affecting the fair market value. Should these discount rates increase or decrease by 2.5%, the fair value of the asset could decrease by $12.5 million or increase by $14.2 million, respectively. A third-party expert was engaged to help management develop its original estimate of the expected future cash flows. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from those estimates. The Company periodically assesses the expected future cash flows and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than the original estimates, the Company will adjust the estimated fair value of the asset. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $4.0 million or decrease by $4.0 million, respectively.

When the Company acquired the Depomed royalty rights, Glumetza was marketed by Santarus. In January 2014, Salix acquired Santarus and assumed responsibility for commercializing Glumetza, which was generally perceived to be a positive development because of Salix’s larger sales force and track record in the successful commercialization of therapies. In late 2014, Salix made a number of disclosures relating to an excess of supply at the distribution level of Glumetza and other drugs that it commercialized and the practices leading to this excess of supply which were under review by Salix’s audit committee in relation to the related accounting practices. Because of these disclosures and the Company’s lack of direct access to information as to the levels of inventory of Glumetza in the distribution channels, the Company commenced a review of all public statements by Salix, publicly available historical third-party prescription data, analyst reports and other relevant data sources. The Company also engaged a third-party expert to specifically assess estimated inventory levels of Glumetza in the distribution channel and to ascertain the potential effects those inventory levels may have on expected future cash flows. Salix was acquired by Valeant in early April 2015. In mid-2015, Valeant implemented two price increases on Glumetza. At year-end 2015, a third-party expert was engaged by the Company to assess the impact of the Glumetza price adjustments and near-term market entrance of manufacturer of generic equivalents to Glumetza to the expected future cash flows. Based on the analysis performed, management revised the underlying assumptions used in the discounted cash flow analysis at year-end 2015. In February and August of 2016, a total of three manufacturer of generic equivalents to Glumetza entered the market. At December 31, 2016, management re-evaluated, with assistance of a third-party expert, the erosion of market share data, the gross-to-net revenue adjustment assumptions and Glumetza demand data. These data and assumptions are based on available but limited information. The Company’s expected future cash flows at year-end 2016 have been adjusted based on the demand and supply data of Glumetza.

As of December 31, 2016, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date. The Company continues to monitor whether the generic competition further affects sales of Glumetza and thus royalties on such sales paid to the Company. Due to the uncertainty around Valeant’s marketing and pricing strategy, as well as the recent generic competition and limited historical demand data after generic market entrance, the Company may need to further reduce future cash flows in the event of more rapid reduction in market share of Glumetza or a further erosion in net pricing. In January 2016, the Company exercised its audit right under the Depomed Royalty Agreement with respect to the Glumetza royalties. The information initially provided by Valeant to the independent auditors engaged to perform the royalty audit was substantially incomplete, and the Company has since identified the information necessary to complete the audit to Valeant and is awaiting the provision of the necessary and missing information.

On May 31, 2016, the Company obtained a notification indicating that the FDA approved Jentadueto XR for use in patients with Type 2 diabetes. In June 2016, the Company received a $6.0 million FDA approval milestone. The product approval was earlier than initially expected. Based on the FDA approval and expected product launch, the Company adjusted the timing of future cash flows and discount rate used in the discounted cash flow model at June 30, 2016. At December 31, 2016, management re-evaluated, with assistance of a third-party expert, the cash flow assumptions for Jentadueto XR and revised the discounted cash flow model.

On September 21, 2016, the Company obtained a notification indicating that the FDA approved Invokamet XR for use in patients with Type 2 diabetes. The product approval triggered a $5.0 million approval milestone payment to the Company. Based on the FDA approval and expected product launch, the Company adjusted the timing of future cash flows and discount rate used in the discounted cash flow model at December 31, 2016.

On December 13, 2016, the Company obtained a notification indicating that the FDA approved Synjardy XR for use in patients with Type 2 diabetes. The product approval triggered a $6.0 million approval milestone payment to the Company. Based on the FDA approval and expected product launch, the Company adjusted the timing of future cash flows and discount rate used in the discounted cash flow model at December 31, 2016.

As of December 31, 2016, the fair value of the asset acquired as reported in the Company’s Consolidated Balance Sheet was $164.1 million and the maximum loss exposure was $164.1 million.

VB Royalty Agreement

On June 26, 2014, the Company entered into a Royalty Purchase and Sale Agreement (the “VB Royalty Agreement”) with Viscogliosi Brothers, LLC (“VB”), whereby VB conveyed to the Company the right to receive royalties payable on net sales of a spinal implant that has received pre-market approval from the FDA held by VB and commercialized by Paradigm Spine, in exchange for a $15.5 million cash payment, less fees.

The royalty rights acquired includes royalties accruing from and after April 1, 2014. Under the terms of the VB Royalty Agreement, the Company receives all royalty payments due to VB pursuant to certain technology transfer agreements between

VB and Paradigm Spine until the Company has received payments equal to 2.3 times the cash payment made to VB, after which all rights to receive royalties will be returned to VB. VB may repurchase the royalty right at any time on or before June 26, 2018, for a specified amount. The chief executive officer of Paradigm Spine is one of the owners of VB. The Paradigm Spine Credit Agreement (as defined in Note 8) and the VB Royalty Agreement were negotiated separately.

The fair value of the royalty right at December 31, 2016, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a nine-year period. The discount rate utilized was approximately 17.5%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.3 million or increase by $1.5 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $0.4 million or decrease by $0.4 million, respectively. A third-party expert was engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. At each reporting period, an evaluation is performed to assess those estimates, discount rates utilized and general market conditions affecting fair market value.

As of December 31, 2016, the fair value of the asset acquired as reported in the Company’s Consolidated Balance Sheet was $15.0 million and the maximum loss exposure was $15.0 million.

U-M Royalty Agreement

On November 6, 2014, the Company acquired a portion of all royalty payments of the Regents of the University of Michigan’s (“U-M”) worldwide royalty interest in Cerdelga (eliglustat) for $65.6 million pursuant to the Royalty Purchase and Sale Agreement with U-M (the “U-M Royalty Agreement”). Under the terms of the U-M Royalty Agreement, the Company will receive 75% of all royalty payments due under U-M’s license agreement with Genzyme Corporation, a Sanofi company (“Genzyme”) until expiration of the licensed patents, excluding any patent term extension. Cerdelga, an oral therapy for adult patients with Gaucher disease type 1, was developed by Genzyme. Cerdelga was approved in the United States on August 19, 2014, in the European Union on January 22, 2015, and in Japan in March 2015. In addition, marketing applications for Cerdelga are under review by other regulatory authorities. While marketing applications have been approved in the European Union and Japan, national pricing and reimbursement decisions are delayed in some countries. At December 31, 2016, a third party expert was engaged by the Company to assess the impact of the delayed pricing and reimbursement decisions to Cerdelga’s expected future cash flows. Based on the analysis performed, management revised the underlying assumptions used in the discounted cash flow analysis at December 31, 2016.

The fair value of the royalty right at December 31, 2016, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a six-year period. The discount rate utilized was approximately 12.8%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $2.4 million or increase by $2.6 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $0.9 million or decrease by $0.9 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of December 31, 2016, the fair value of the asset acquired as reported in the Company’s Consolidated Balance Sheet was $35.4 million and the maximum loss exposure was $35.4 million.

ARIAD Royalty Agreement

On July 28, 2015, the Company entered into the revenue interest assignment agreement (the “ARIAD Royalty Agreement”) with ARIAD Pharmaceuticals, Inc. (“ARIAD”), whereby the Company acquired the rights to receive royalties payable from ARIAD’s net revenues generated by the sale, distribution or other use of Iclusig® (ponatinib), a cancer medicine for the treatment of adult patients with chronic myeloid leukemia, in exchange for up to $200.0 million in cash payments. The purchase price of $100.0 million was payable in two tranches of $50.0 million each, with the first tranche having been funded on July 28, 2015 and the second tranche having been funded on July 28, 2016. Prior to an amendment as discussed below, the ARIAD Royalty Agreement provided ARIAD with an option to draw up to an additional $100.0 million in up to two draws at any time between the six and 12 months after the closing date. ARIAD may repurchase the royalty rights at any time for a specified amount. Upon the occurrence of certain events, the Company has the right to require ARIAD to repurchase the royalty rights for a specified amount. Under the ARIAD Royalty Agreement, the Company has the right to a make-whole payment from ARIAD if the Company does not receive payments equal to or greater than the amounts funded on or prior to the fifth anniversary of each of the respective fundings. In such case, ARIAD will pay to the Company the difference between the amounts paid to such date by ARIAD (excluding any delinquent fee payments) and the amounts funded by the Company. The Company has elected the fair value option to account for the hybrid instrument in its entirety. Any embedded derivative shall not be separated from the host contract.

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

On May 9, 2016, ARIAD entered into a share purchase agreement with Incyte Corporation (“Incyte”), pursuant to which ARIAD sold to Incyte all of the outstanding shares of ARIAD Pharmaceuticals (Luxembourg) S.a.r.l., which was the parent company of ARIAD’s European subsidiaries responsible for the commercialization of Iclusig in the European Union and certain other countries.

Also on May 9, 2016, the Company and ARIAD amended the ARIAD Royalty Agreement to, among other things, include net sales of Iclusig made by Incyte Corporation (“Incyte”) in the amount payable to the Company after Incyte’s acquisition of ARIAD’s commercialization operations with respect to Iclusig in the European Union and certain other countries. In addition, the Company agreed to restructure future funding under the ARIAD Royalty Agreement such that ARIAD’s option to draw up to an additional $100.0 million between January and July of 2016 was reduced to a maximum amount of up to an additional $40.0 million, which would be funded at ARIAD’s option in July of 2017. The amendment to the ARIAD Royalty Agreement did not affect the Company’s obligation to fund the second tranche of $50.0 million on the first anniversary of the ARIAD Royalty Agreement, which was funded in July 2016.

The Company has a put option based upon certain events, including a change of control at ARIAD, and ARIAD has a call option to repurchase the revenue interest at any time. Both the put and call prices have been pre-determined. In January 2017, Takeda Pharmaceutical Company Limited (“Takeda”) announced that it had entered into a definitive agreement to acquire ARIAD. The acquisition was consummated on February, 16, 2017 and the Company exercised its put option on the same day, which will result in a payment to the Company of a 1.2x multiple of the $100.0 million funded by the Company under the Royalty Agreement, less royalty payments already received by the Company. The Company received $9.3 million of royalty payments through December 31, 2016.

The asset acquired pursuant to the ARIAD Royalty Agreement represents a single unit of accounting. The fair value of the royalty right at December 31, 2016, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a six-year period. The discount rate utilized was approximately 10.0%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $7.3 million or increase by $8.2 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $2.5 million or decrease by $2.5 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of December 31, 2016, the fair value of the asset acquired as reported in the Company’s Consolidated Balance Sheet was $108.6 million and the maximum loss exposure was $108.6 million.

AcelRx Royalty Agreement

On September 18, 2015, the Company entered into a royalty interest assignment agreement (the “AcelRx Royalty Agreement”) with ARPI LLC, a wholly owned subsidiary of AcelRx Pharmaceuticals, Inc. (“AcelRx”), whereby the Company acquired the rights to receive a portion of the royalties and certain milestone payments on sales of Zalviso® (sufentanil sublingual tablet system) in the European Union, Switzerland and Australia by AcelRx’s commercial partner, Grünenthal, in exchange for a $65.0 million cash payment. Under the terms of the AcelRx Royalty Agreement, the Company will receive 75% of all royalty payments and 80% of the first four commercial milestone payments due under AcelRx’s license agreement with Grünenthal until the earlier to occur of (i) receipt by the Company of payments equal to three times the cash payments made to AcelRx and (ii) the expiration of the licensed patents. We believe that the applicable patents run through January 2032. Zalviso received marketing approval by the European Commission in September 2015. Grünenthal launched Zalviso in the second quarter of 2016 and the Company started to receive royalties in the third quarter of 2016.

As of December 31, 2016 and 2015, the Company determined that its royalty rights under the AcelRx Royalty Agreement represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of ARPI LLC that most significantly impact ARPI LLC’s economic performance and is not the primary beneficiary of ARPI LLC; therefore, ARPI LLC is not subject to consolidation by the Company.

The fair value of the royalty right at December 31, 2016, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a fourteen-year period. The discount rate utilized was approximately 13.4%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $10.2 million or increase by $12.8 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $1.7 million or decrease by $1.7 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. At each reporting period, an evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of December 31, 2016, the fair value of the asset acquired as reported in the Company’s Consolidated Balance Sheet was $67.5 million and the maximum loss exposure was $67.5 million.

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

Avinger Credit and Royalty Agreement

On April 18, 2013, the Company entered into the Credit Agreement (the “Avinger Credit and Royalty Agreement”) with Avinger, Inc. (“Avinger”), under which the Company made available to Avinger up to $40.0 million (of which only $20.0 million was funded) to be used by Avinger in connection with the commercialization of its lumivascular catheter devices and the development of Avinger’s lumivascular atherectomy device. On September 22, 2015, Avinger elected to prepay the note receivable in whole (including interest and a prepayment fee) for a payment of $21.4 million in cash.

Under the terms of the Avinger Credit and Royalty Agreement, the Company was entitled to receive royalties at a rate of 1.8% on Avinger’s net revenues until the note receivable was repaid by Avinger. Upon the repayment of the note receivable by Avinger, which occurred on September 22, 2015, the royalty rate was reduced to 0.9% subject to certain minimum payments from the prepayment date until April 2018. The Company has accounted for the royalty rights in accordance with the fair value option.

The fair value of the royalty right at December 31, 2016, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a one-year period. The discount rate utilized was approximately 15.0%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 5%, the fair value of this asset could decrease by $56,000 or increase by $61,000, respectively. Should the expected royalties increase or decrease by 5%, the fair value of the asset could increase by $82,000 or decrease by $82,000, respectively. Management considered the contractual minimum payments when developing its estimate of the expected future cash flows. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of December 31, 2016, the fair value of the royalty asset as reported in the Company’s Consolidated Balance Sheet was $1.6 million and the maximum loss exposure was $1.6 million.

Kybella Royalty Agreement

On July 8, 2016, the Company entered into a royalty purchase and sales agreement with an individual, whereby the Company acquired that individual’s rights to receive certain royalties on sales of KYBELLA® by Allergan, in exchange for a $9.5 million cash payment and up to $1.0 million in future milestone payments based upon product sales targets. The Company started to receive royalty payments during the third quarter of 2016.

The fair value of the royalty right at December 31, 2016, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of a licensed product over a nine-year period. The discount rate utilized was approximately 14.4%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.1 million or increase by $1.2 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $253,000 or decrease by $253,000, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. At each reporting period, an evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of December 31, 2016, the fair value of the asset acquired as reported in the Company’s Consolidated Balance Sheets was $10.1 million and the maximum loss exposure was $10.1 million.

The following tables summarize the changes in Level 3 assets and the gains and losses included in earnings for the year ended December 31, 2016:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Royalty Right Assets

(in thousands)	Royalty Rights - At Fair Value
Fair value as of December 31, 2015		$399,204

Fair value of financial instruments purchased		59,500
Total net change in fair value for the period
Change in fair value of royalty rights - at fair value	$16,196
Proceeds from royalty rights - at fair value	$(72,582)
Total net change in fair value for the period		(56,386)

Fair value as of December 31, 2016		$402,318

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Royalty Rights Assets

	Fair Value as of	New Royalty	Royalty Rights -	Fair Value as of
(in thousands)	December 31, 2015	Assets	Change in Fair Value	December 31, 2016
Depomed	$191,865	$—	$(27,795)	$164,070
VB	17,133	—	(2,136)	14,997
U-M	70,186	—	(34,800)	35,386
ARIAD	50,041	50,000	8,590	108,631
AcelRx	67,437	—	46	67,483
Avinger	2,542	—	(904)	1,638
KYBELLA	—	9,500	613	10,113
	$399,204	$59,500	$(56,386)	$402,318

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Other Assets

(in thousands)	Preferred Stock Warrants
Fair value as of December 31, 2015	$—

Fair value of financial instruments purchased	2,327
Total net change in fair value for the period	(102)
Write off of financial instruments	(2,225)

Fair value as of December 31, 2016	$—

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Liabilities

(in thousands)	Anniversary Payment	Contingent Consideration
Fair value as of December 31, 2015	$—	$—

Fair value of financial instruments purchased	(87,007)	(47,360)
Total net change in fair value for the period	(994)	4,710

Fair value as of December 31, 2016	$(88,001)	$(42,650)

The fair value of the contingent consideration was determined using an income approach derived from the Noden Products revenue estimates and a probability assessment with respect to the likelihood of achieving (a) the level of net sales or (b) generic product launch that would trigger the milestone payments. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones being achieved. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the Consolidated Statements of Income. The change in fair value of the contingent consideration during the year ending December 31, 2016 is due to (i) the reduction in cash flow projections and (ii) the passage of time. There have been no other significant changes to date in the key assumptions used in the fair value calculation at the date of acquisition.

Gains and losses from changes in Level 3 assets included in earnings for each period are presented in “Royalty rights - change in fair value” and gains and losses from changes in Level 3 liabilities included in earnings for each period are presented in “Change in fair value of anniversary payment and contingent consideration” as follows:

	Year Ended December 31,
(in thousands)	2016	2015

Total change in fair value for the period included in earnings for royalty right assets held at the end of the reporting period	$16,196	$68,367

Total change in fair value for the period included in earnings for liabilities held at the end of the reporting period	$3,716	$—

The following tables present the fair value of assets and liabilities not subject to fair value recognition by level within the valuation hierarchy:

	December 31, 2016			December 31, 2015
	Carrying Value	Level 2	Level 3	Carrying Value	Level 2	Level 3
(In thousands)
Assets:
Wellstat Diagnostics note receivable	$50,191	$—	$52,260	$50,191	$—	$55,970
Hyperion note receivable	1,200	—	1,200	1,200	—	1,200
LENSAR note receivable	43,909	—	43,900	42,271	—	42,618
Direct Flow Medical note receivable	10,000	—	10,000	51,852	—	51,992
Paradigm Spine note receivable	—	—	—	53,973	—	54,250
kaléo note receivable	146,685	—	142,539	146,778	—	146,789
CareView note receivable	18,965	—	19,200	18,640	—	19,495
Total	$270,950	$—	$269,099	$364,905	$—	$372,314
Liabilities:
February 2018 Notes	$121,595	$123,918	$—	$228,862	$197,946	$—
December 2021 Notes	110,848	122,063	—	—	—	—
Term loan	—	—	—	24,966	—	25,000
Total	$232,443	$245,981	$—	$253,828	$197,946	$25,000

As of December 31, 2016 and 2015, the estimated fair values of the Paradigm Spine note receivable, kaléo note receivable, Hyperion note receivable, Avinger note receivable, LENSAR note receivable, CareView note receivable and Direct Flow Medical note receivable, were determined using one or more discounted cash flow models, incorporating expected payments and the interest rate extended on the notes receivable, with fixed interest rates and incorporating expected payments for notes receivable with a variable rate of return. In some instances, the carrying values of certain notes receivable differed from their estimated fair market values. This is generally the result of discount rates used when performing a discounted cash flow for fair value valuation purposes.

When deemed necessary the Company engages a third-party valuation expert to assist in evaluating its investments and the related inputs needed to estimate the fair value of certain investments. The Company determined its notes receivable assets are Level 3 assets as the Company’s valuations utilized significant unobservable inputs, including estimates of future revenues, discount rates, expectations about settlement, terminal values and required yield. To provide support for the estimated fair value measurements, the Company considered forward-looking performance related to the investment and current measures associated with high yield indices, and reviewed the terms and yields of notes placed by specialty finance and venture firms both across industries and in similar sectors.

The Senior Secured Note receivable among the Company and the holders of the equity interests in Wellstat Diagnostics, as amended, and Credit Agreement between Wellstat Diagnostics and the Company, dated November 2, 2012, as amended and restated (the “Wellstat Diagnostics Note Receivable and Credit Agreement”), is secured by substantially all assets and equity interests in Wellstat Diagnostics. In addition, the note is subject to a guaranty from the Wellstat Diagnostics Guarantors. The estimated fair value of the collateral assets was determined by using an asset approach and discounted cash flow model related to the underlying collateral and was adjusted to consider estimated costs to sell the assets.

On December 31, 2015, the carrying values of several of the Company’s notes receivable differed from their estimated fair value. This is the result of discount rates used when performing a discounted cash flow for fair value valuation purposes. The Company determined these notes receivable to be Level 3 assets, as its valuations utilized significant unobservable inputs, estimates of future revenues, expectations about settlement and required yield. To provide support for the fair value measurements, the Company considered forward-looking performance, and current measures associated with high yield and published indices, and reviewed the terms and yields of notes placed by specialty finance and venture firms both across industries and in a similar sector.

The fair values of the Company’s convertible notes were determined using quoted market pricing or dealer quotes.

The following table represents significant unobservable inputs used in determining the estimated fair value of impaired notes receivable investments:

Asset	Valuation Technique	Unobservable Input	December 31, 2016	December 31, 2015

Wellstat Diagnostics
Intellectual Property	Income Approach
		Discount rate	13%	13%
		Royalty amount	$55-74 million	$54-74 million
Real Estate Property	Market Approach
		Annual appreciation rate	4%	4%
		Estimated realtor fee	6%	6%
		Estimated disposal date	12/31/2017	12/31/2017
Direct Flow Medical
All Assets	Income Approach Market Approach
		Discount rate	27%	27%
		Implied revenue multiple	6.9	6.9
		Estimated disposal date	12/31/2017	-
LENSAR
All Assets	Income Approach
		Discount rate	25%	15.75%
		Implied revenue multiple	2.5	-

5. Cash, Cash Equivalents and Investments

As of December 31, 2016 and 2015, the Company had invested its excess cash balances primarily in money market funds, and a corporate equity security. The Company’s securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in “Accumulated other comprehensive income” in stockholders’ equity, net of estimated taxes. See Note 3 for fair value measurement information. The cost of securities sold is based on the specific identification method. To date, the Company has not experienced credit losses on investments in these instruments, and it does not require collateral for its investment activities.

The following tables summarize the Company’s cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash and cash equivalents, or short-term investments as of December 31, 2016 and 2015:

Summary of Cash and Available-For-Sale Securities	Adjusted Cost	Unrealized Gains	Fair Value	Cash and Cash Equivalents	Short-Term Investments
(In thousands)
December 31, 2016
Cash	$147,150	$—	$147,150	$147,150	$—
Money market funds	4	—	4	4	—
Commercial paper	19,987	—	19,987	—	19,987
Total	$167,141	$—	$167,141	$147,154	$19,987

December 31, 2015
Cash	$124,082	$—	$124,082	$124,082	$—
Money market funds	94,801	—	94,801	94,801	—
Corporate securities	799	670	1,469	—	1,469
Total	$219,682	$670	$220,352	$218,883	$1,469

We recognized approximately $882,000 and $997,000, respectively, of gains on sales of available-for-sale securities in the years ended December 31, 2016 and 2015.

The unrealized gain on investments included in “Other comprehensive income (loss), net of tax,” was approximately zero and $435,000 as of December 31, 2016 and 2015, respectively.

6. Foreign Currency Hedging

The Company designates the foreign currency exchange contracts used to hedge its royalty revenues based on underlying Euro-denominated sales as cash flow hedges. Euro forward contracts are presented on a net basis on the Company’s Consolidated Balance Sheets as it has entered into a netting arrangement with the counterparty. As of December 31, 2015, all outstanding Euro forward contracts were classified as cash flow hedges. There were no Euro forward contracts outstanding as of December 31, 2016.

The notional amounts, Euro exchange rates, fair values of the Company’s Euro forward contracts designated as cash flow hedges were as follows:

Euro Forward Contracts			December 31, 2016		December 31, 2015
			(In thousands)		(In thousands)
Currency	Settlement Price ($ per Euro)	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
Euro	1.260	Sell Euro	$—	$—	$16,500	$2,802

The location and fair values of the Company’s Euro forward contracts in the Company’s Consolidated Balance Sheets were as follows:

		December 31,
Cash Flow Hedge	Location	2016	2015
(In thousands)
Euro forward contracts	Prepaid and other current assets	$—	$2,802

The effect of the Company’s derivative instruments in its Consolidated Statements of Income and its Consolidated Statements of Comprehensive Income were as follows:

	Year Ended December 31,
	2016	2015	2014
(In thousands)
Net gain (loss) recognized in OCI, net of tax (1)	$—	$4,626	$4,834
Gain (loss) reclassified from accumulated OCI into “Queen et al. royalty revenue,” net of tax (2)	$1,821	$5,390	$(3,768)
Net gain (loss) recognized in “Interest and other income, net” -- cash flow hedges (3)	$—	$—	$5
_________________________
(1) Net change in the fair value of the effective portion of cash flow hedges classified in OCI
(2) Effective portion classified as royalty revenue
(3) Ineffectiveness from excess hedge was approximately zero, zero and ($5) for the years ended December 31, 2016, 2015 and 2014, respectively.

7. Inventories

Inventories consisted of the following (in thousands):

December 31,
2016
Work in process	1,625
Finished goods	1,259
Total inventories	$2,884

In addition, as of December 31, 2016, the Company deferred approximately $0.1 million of costs associated with inventory transfer made under the Company’s third party logistic provider (“3PL”) service arrangement. These costs have been recorded as other assets on the Company’s Consolidated Balance Sheet as of December 31, 2016. The Company will recognize the cost of product sold as inventory is transferred from 3PL to the Company’s customers.

During the fourth quarter of 2016, we recognized an inventory write-down of $0.3 million related to Noden Products that we would not be able to sell prior to its expiration. There were no inventory write-downs related to obsolete inventory recorded in the years ended December 31, 2015 and 2014.

8. Notes and Other Long-Term Receivables

Notes and other long-term receivables included the following significant agreements:

Wellstat Diagnostics Note Receivable and Credit Agreement

In March 2012, the Company executed a $7.5 million two-year senior secured note receivable with the holders of the equity interests in Wellstat Diagnostics, LLC a/k/a Defined Diagnostics, LLC (“Wellstat Diagnostics”). In addition to bearing interest at 10% per annum, the note receivable gave the Company certain rights to negotiate for certain future financing transactions. In August 2012, the Company and Wellstat Diagnostics amended the note receivable, providing a senior secured note receivable of $10.0 million, bearing interest at 12% per annum, to replace the original $7.5 million note receivable. This $10.0 million note receivable was repaid on November 2, 2012, using the proceeds of the $40.0 million credit agreement entered into with the Company on the same date, as described below.

On November 2, 2012, the Company and Wellstat Diagnostics entered into a $40.0 million credit agreement pursuant to which the Company was to accrue quarterly interest payments at the rate of 5% per annum (payable in cash or in kind). In addition, the Company was to receive quarterly royalty payments based on a low double-digit royalty rate of Wellstat Diagnostics’ net revenues, generated by the sale, distribution or other use of Wellstat Diagnostics’ products, if any, commencing upon the commercialization of its products.

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

On August 15, 2013, the owners and affiliates of Wellstat Diagnostics completed a financing transaction to fulfill Wellstat Diagnostics’ obligations under the forbearance agreement. On August 15, 2013, the Company entered into an amended and restated credit agreement with Wellstat Diagnostics. The Company determined that the new agreement should be accounted for as a modification of the existing agreement.

Except as otherwise described herein, the material terms of the amended and restated credit agreement are substantially the same as those of the original credit agreement, including quarterly interest payments at the rate of 5% per annum (payable in cash or in kind). In addition, the Company was to continue to receive quarterly royalty payments based on a low double-digit royalty rate of Wellstat Diagnostics’ net revenues. However, pursuant to the amended and restated credit agreement: (i) the principal amount was reset to approximately $44.1 million, which was comprised of approximately $33.7 million original loan principal and interest, $1.3 million term loan principal and interest and $9.1 million forbearance principal and interest; (ii) the specified internal rates of return increased; (iii) the default interest rate was increased; (iv) Wellstat Diagnostics’ obligation to provide certain financial information increased in frequency to monthly; (v) internal financial controls were strengthened by requiring Wellstat Diagnostics to maintain an independent, third-party financial professional with control over fund disbursements; (vi) the Company waived the existing events of default; and (vii) the owners and affiliates of Wellstat Diagnostics were required to contribute additional capital to Wellstat Diagnostics upon the sale of an affiliate entity. The amended and restated credit agreement had an ultimate maturity date of December 31, 2021 (but has subsequently been accelerated as described below).

When the principal amount was reset, a $2.5 million reduction of the carrying value was recorded as a financing cost as a component of “Interest and other income, net”. The new carrying value is lower as a function of the variable nature of the internal rate of return to be realized by the Company based on when the note was to be repaid. The internal rate of return calculation, although increased, was reset when the credit agreement was amended and restated.

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

On August 5, 2014, the Company received notice that the short-term funding being provided pursuant to the agreement with the other lender entered into during June 2014, was being terminated. Wellstat Diagnostics remained in default because it was still unable to pay its debts as they became due. Accordingly, the Company delivered a notice of default (the “Wellstat Diagnostics Borrower Notice”). The Wellstat Diagnostics Borrower Notice accelerated all obligations under the amended and restated credit agreement and demanded immediate payment in full in an amount equal to approximately $53.9 million, (which amount, in accordance with the terms of the amended and restated credit agreement, included an amount that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company), plus accruing fees, costs and interest, and demanded that Wellstat Diagnostics protect and preserve all collateral securing its obligations.

On August 7, 2014, the Company delivered a notice (the “Wellstat Diagnostics Guarantor Notice”) to each of Samuel J. Wohlstadter, Nadine H. Wohlstadter, Duck Farm, Inc., Hebron Valley Farms, Inc., HVF, Inc., Hyperion Catalysis EU Limited,

Hyperion, NHW, LLC, Wellstat AVT Investment, LLC, Wellstat Biocatalysis, LLC, Wellstat Biologics Corporation, Wellstat Diagnostics, Wellstat Immunotherapeutics, LLC, Wellstat Management Company, LLC, Wellstat Opthalmics Corporation, Wellstat Therapeutics Corporation, Wellstat Therapeutics EU Limited, Wellstat Vaccines, LLC and SJW Properties, Inc., the guarantors of Wellstat Diagnostics’ obligations to the Company (collectively, the “Wellstat Diagnostics Guarantors”) under the credit agreement. The Wellstat Diagnostics Guarantor Notice included a demand that the guarantors remit payment to the Company in the amount of the outstanding obligations. The guarantors include certain affiliates and related companies of Wellstat Diagnostics, including Wellstat Therapeutics and Wellstat Diagnostics’ stockholders.

On August 21, 2014, the Company entered into the second amendment to the amended and restated credit agreement with Wellstat Diagnostics, which amendment provided for the Company to make a discretionary advance to Wellstat Diagnostics.

On September 24, 2014, the Company filed an ex-parte petition for appointment of receiver with the Circuit Court of Montgomery County, Maryland (“the Wellstat Diagnostics Petition”), which was granted on the same day. The order granting the Wellstat Diagnostics Petition authorizes the receiver to take immediate possession of the physical assets of Wellstat Diagnostics, with the purpose of holding, protecting, insuring, managing and preserving the business of Wellstat Diagnostics and the value of the Company’s collateral. Wellstat Diagnostics has remained in operation during the period of the receivership with incremental additional funding from the Company.

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

During the second quarter of 2015, the receiver initiated a process for a public sale of the assets of Wellstat Diagnostics and retained the investment banking firm of Duff & Phelps to organize and manage the sale process. The receiver filed a “Motion for Approval of Sale Procedures” with the Circuit Court for Montgomery County, Maryland, which is the court having jurisdiction over the receivership and a hearing was held on July 22, 2015, at which time arguments were heard from interested parties regarding the sale procedures. No significant substantive disagreements between the parties regarding the sale procedures remained after the hearing and a decision approving the receiver’s sale procedures was made in the third quarter of 2015. The Company submitted a credit bid for the Wellstat Diagnostic assets at a value corresponding to some portion of the outstanding amount due under the amended and restated credit agreement which is subject to court approval. A hearing was scheduled in the Maryland Circuit Court for April 13, 2016 to hear the Receiver’s motion to approve the credit bid sale to the Company. However, on April 12, 2016, Wellstat Diagnostics changed its name to Defined Diagnostics, LLC and filed for bankruptcy under Chapter 11 in the United States Bankruptcy Court in the Southern District of New York. The filing of the bankruptcy case stays the proceedings in the Maryland Circuit Court pursuant to the automatic stay provisions of the Bankruptcy Code. On June 15, 2016, in response to a Motion to Dismiss filed by the Company alleging, among other things, that the New York Bankruptcy Court is not a proper venue for Defined Diagnostics to file for bankruptcy under Chapter 11, the New York Bankruptcy Court dismissed and transferred the action to the United States Bankruptcy Court in Delaware. On August 2, 2016 the Delaware Bankruptcy Court announced its decision to grant the Company’s motion to dismiss the chapter 11 petition with prejudice as a bad faith filing, which resulted in a lifting of the stay on the receivership sale in the Maryland Circuit Court. A hearing has been scheduled for December 22, 2016, in front of the Maryland Circuit Court related to the Company’s credit bid for Wellstat Diagnostics’ assets.

On September 4, 2015, the Company filed in the Supreme Court of New York a motion for summary judgment in lieu of complaint which requested that the court enter judgment against certain of the Wellstat Diagnostics Guarantors for the total amount due on the Wellstat Diagnostics debt, plus all costs and expenses including lawyers’ fees incurred by the Company in enforcement of the related guarantees. On September 23, 2015, the Company filed in the same court an ex parte application for a temporary restraining order and order of attachment of the Wellstat Diagnostics Guarantor defendants’ assets. At a hearing on September 24, 2015, regarding the Company’s request for a temporary restraining order, the court ordered that the Company’s request for attachment and for summary judgment would be heard at a hearing on November 5, 2015. Although the court denied the Company’s request for a temporary restraining order at the hearing on September 24, 2015, it ordered that assets of the Wellstat Diagnostics Guarantor defendants should be held in status quo ante and only used in the normal course of business pending the outcome of the matters under consideration at the hearing.

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

On July 29, 2016, the Wellstat Diagnostics Guarantor defendants filed a notice of appeal from the Memorandum of Decision to the Appellate Division of the Supreme Court of New York. On February 14, 2017, the Appellate Division of the Supreme Court of New York reversed on procedural grounds the portion of the Memorandum of Decision granting the Company summary judgment in lieu of complaint, but affirmed the portion of the Memorandum of Decision denying the Wellstat Diagnostics Guarantor defendants’ motion for summary judgment in which they sought a determination that the guarantees had been released. As a result, the litigation has been remanded to the Supreme Court of New York to proceed on the Company’s claims as a plenary action.

On September 1, 2016, the Company filed a motion for relief pursuant to New York law (i) restraining the Wellstat Diagnostics Guarantor defendants from making any sale, assignment, transfer or interference in any of their property, or from paying over or otherwise disposing of any debt and (ii) authorizing the Company to examine the assets of each of the Wellstat Diagnostics Guarantor defendants. On October 5, 2016, the Wellstat Diagnostics Guarantor defendants filed a motion for leave of the court to assert counterclaims against the Company, and certain officers and consultants of the Company, for (i) breach of fiduciary duty, (ii) intentional interference with prospective economic advantage, (iii) breach of the duty of good faith and fair dealing and negligent misrepresentation. A hearing date on the motion to assert counterclaims has yet to be set.

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

Through the period ended December 31, 2016, the Company has advanced to Wellstat Diagnostics $18.4 million to fund the ongoing operations of the business and other associated costs. This funding has been expensed as incurred.

Effective April 1, 2014, and as a result of the event of default, the Company determined the loan to be impaired and it ceased to accrue interest revenue. At that time and as of December 31, 2016, it has been determined that an allowance on the carrying value of the note was not necessary, as the Company believes the value of the collateral securing Wellstat Diagnostics’ obligations exceeds the carrying value of the asset and is sufficient to enable the Company to recover the current carrying value of $50.2 million. The Company continues to closely monitor the timing and expected recovery of amounts due, including litigation and other matters related to Wellstat Diagnostics Guarantors’ assets. There can be no assurance that an allowance on the carrying value of the notes receivable investment will not be necessary in a future period depending on future developments.

Hyperion Agreement

On January 27, 2012, the Company and Hyperion Catalysis International, Inc. (“Hyperion”) (which is also a Wellstat Diagnostics Guarantor) entered into an agreement whereby Hyperion sold to the Company the royalty streams due from SDK related to a certain patent license agreement between Hyperion and SDK dated December 31, 2008. The agreement assigned the patent license agreement royalty stream accruing from January 1, 2012 through December 31, 2013, to the Company in exchange for the lump sum payment to Hyperion of $2.3 million. In exchange for the lump sum payment, the Company were to receive two equal payments of $1.2 million on each of March 5, 2013 and 2014. The first payment of $1.2 million was paid on March 5, 2013, but Hyperion has not made the second payment that was due on March 5, 2014. The Company completed an impairment analysis as of September 30, 2016. Effective with this date and as a result of the event of default, the Company ceased to accrue interest revenue. As of December 31, 2016, the estimated fair value of the collateral was determined to be in excess of the carrying value. There can be no assurance that this will be true in the event of the Company’s foreclosure on the collateral, nor can there be any assurance of realizing value from such collateral.

AxoGen Note Receivable and AxoGen Royalty Agreement

In October 2012, the Company entered into the Revenue Interests Purchase Agreement (the “AxoGen Royalty Agreement”) with AxoGen, Inc. (“AxoGen”), providing for the payment of specified royalties to the Company on AxoGen’s net revenues (as defined in the AxoGen Royalty Agreement) generated by the sale, distribution or other use of AxoGen’s products. The AxoGen

Royalty Agreement had an eight-year term and provided the Company with royalties of 9.95% based on AxoGen’s net revenues, subject to agreed-upon guaranteed quarterly minimum payments of approximately $1.3 million to $2.5 million, which began in the fourth quarter of 2014, and gave the Company the right to require AxoGen to repurchase the royalties under the AxoGen Royalty Agreement at the end of the fourth anniversary of the agreement. AxoGen was granted certain rights to call the contract in years five through eight. The total consideration the Company paid to AxoGen for the royalty rights was $20.8 million, including an interim funding of $1.8 million in August 2012. AxoGen was required to use a portion of the proceeds from the AxoGen Royalty Agreement to pay the outstanding balance under its existing credit facility. The royalty rights were secured by the cash and accounts receivable of AxoGen.

On August 14, 2013, the Company purchased 1,166,666 shares of registered common stock of AxoGen (AXGN) at $3.00 per share, totaling $3.5 million. On December 22, 2014, the Company sold these shares at $3.03 per share, totaling approximately $3.5 million.

On November 13, 2014, the Company agreed to terminate the AxoGen Royalty Agreement in consideration for a payment of $30.3 million in cash, which was the sum of the outstanding principal, interest and embedded derivative. At the same time, the Company acquired 643,382 shares of registered common stock of AxoGen for approximately $1.7 million at a public offering price of $2.72 per share. The shares were classified as available-for-sale securities and recorded as short-term investments on the Consolidated Balance Sheets. In the third and fourth quarters of 2015, the Company sold 200,000 and 149,650 shares, respectively, at a price range between $5.46 and $5.69 per share, resulting in a gain totaling approximately $1.9 million. In the first and second quarters of 2016, the Company sold 50,000 and 243,732 shares, respectively, at a price range between $5.44 and $6.10 per share, resulting in a gain totaling approximately $882,000.

As of December 31, 2016, the Company no longer owns shares of AxoGen.

Avinger Credit and Royalty Agreement

Under the terms of the Avinger Credit and Royalty Agreement, the Company receives a low, single-digit royalty on Avinger’s net revenues until April 2018. Commencing in October 2015, after Avinger repaid $21.4 million pursuant to its note receivable prior to its maturity date, the royalty on Avinger’s net revenues reduced by 50%, subject to certain minimum payments from the prepayment date until April 2018. The Company has accounted for the royalty rights in accordance with the fair value option. For a further discussion of the Avinger Credit and Royalty Agreement, see Note 4.

LENSAR Credit Agreement

On October 1, 2013, the Company entered into a credit agreement with LENSAR, Inc. (“LENSAR”), pursuant to which the Company made available to LENSAR up to $60.0 million to be used by LENSAR in connection with the commercialization of its currently marketed LENSAR™ Laser System. Of the $60.0 million available to LENSAR, an initial $40.0 million, net of fees, was funded by the Company at the close of the transaction. The remaining $20.0 million, in the form of a second tranche is no longer available to LENSAR under the terms of the credit agreement. Outstanding borrowings under the loans bore interest at the rate of 15.5% per annum, payable quarterly in arrears.

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

On September 30, 2015, the Company agreed to extend the forbearance agreement until October 9, 2015 and provide for up to an additional $0.8 million in funding while LENSAR negotiated a potential sale of its assets. On October 9, 2015, the forbearance agreement expired, but the Company agreed to fund LENSAR’s operations while LENSAR continued to negotiate a potential sale of its assets.

On November 15, 2015, LENSAR, LLC (“LENSAR/Alphaeon”), a wholly owned subsidiary of Alphaeon Corporation (“Alphaeon”), and LENSAR entered into the Asset Purchase Agreement whereby LENSAR/Alphaeon agreed to acquire certain assets of LENSAR and assumed certain liabilities of LENSAR. The acquisition was consummated on December 15, 2015.

In connection with the closing of the acquisition, LENSAR/Alphaeon entered into an amended and restated credit agreement with the Company, assuming $42.0 million in loans as part of the borrowings under the Company’s prior credit agreement with LENSAR. In addition, Alphaeon issued 1.7 million shares of its Class A common stock to the Company.

The Company has estimated a fair value of $3.84 per share for the 1.7 million shares of Alphaeon Class A common stock received in connection with the transactions and recognized this investment as a cost-method investment of $6.6 million included in other long-term asset. The Alphaeon Class A common stock is subject to other-than-temporary impairment assessments in future periods. There is no other-than-temporary impairment charge incurred as of December 31, 2016.

In December 2016, LENSAR, re-acquired the assets from LENSAR/Alphaeon and the Company entered into an amended and restated credit agreement with LENSAR whereby LENSAR assumed all obligations outstanding under the credit agreement with LENSAR/Alphaeon. Also in December, LENSAR filed for a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11 case”) with the support of the Company. In January 2017, the Company agreed to provide debtor-in-possession financing of up to $2.8 million to LENSAR so that it can continue to operate its business during the remainder of the bankruptcy proceeding. LENSAR has filed a Chapter 11 plan of reorganization with the Company’s support under which, subject to bankruptcy court approval, it is expected that LENSAR will issue equity securities to the Company in exchange for a portion of the Company’s claims in the Chapter 11 case and will become an operating subsidiary of the Company.

The Company completed an impairment analysis as of December 31, 2016. Effective with this date and as a result of the event of default, we determined the loan to be impaired and we ceased to accrue interest revenue. As of December 31, 2016, the estimated fair value of the collateral would be sufficient to recover the carrying value. There can be no assurance that this will be true, nor can there be any assurance of realizing value from such collateral.

Direct Flow Medical Credit Agreement

On November 5, 2013, the Company entered into a credit agreement with Direct Flow Medical, Inc. (“Direct Flow Medical”) under which the Company agreed to provide up to $50.0 million to Direct Flow Medical. Of the $50.0 million available to Direct Flow Medical, an initial $35.0 million (tranche one), net of fees, was funded by the Company at the close of the transaction. Pursuant to the original terms of the credit agreement the Company agreed to provide Direct Flow Medical with an additional $15.0 million tranche, net of fees, upon the attainment of a specified revenue milestone to be accomplished no later than December 31, 2014 (the tranche two milestone). Until the occurrence of the tranche two milestone, outstanding borrowings under tranche one bore interest at the rate of 15.5% per annum, payable quarterly in arrears.

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

Under the terms of the credit agreement, Direct Flow Medical’s obligation to repay loan principal commenced on the twelfth interest payment date, September 30, 2016. The principal amount outstanding at commencement of repayment is required to be repaid in equal installments until final maturity of the loans. The loans mature on November 5, 2018. Direct Flow Medical may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans. The obligations under the credit agreement are secured by a pledge of substantially all of the assets of Direct Flow Medical and any of its subsidiaries.

On December 21, 2015, Direct Flow Medical and the Company entered into a waiver to the credit agreement in anticipation of Direct Flow Medical being unable to comply with the liquidity covenant and make interest payments due under the credit agreement.

On January 14, 2016, both parties agreed to provide Direct Flow Medical with an extension to waive the liquidity covenant and delay the timing of the interest payments through the period ending September 30, 2016 while Direct Flow Medical sought additional financing to operate its business.

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

On October 31, 2016 the Company agreed to extend the waivers described above until November 30, 2016 and on November 14, 2016, the Company advanced an additional $1.0 million loan while Direct Flow Medical continued to seek additional financing.

On November 16, 2016, Direct Flow Medical advised the Company that its potential financing source had modified its proposal from an equity investment to a loan with a substantially smaller amount and under less favorable terms. Direct Flow Medical shut down its operations in December 2016 and in January 2017 made an assignment for the benefit of creditors. The Company then initiated foreclosure proceedings, which have since concluded, resulting in the Company obtaining ownership of most of the Direct Flow Medical assets through its wholly-owned subsidiary, DFM, LLC.

In January 2017, the Company and DFM, LLC entered into an Intellectual Property Assignment Agreement with Hong Kong Haisco Pharmaceutical Co., Limited (“Haisco”), a Chinese pharmaceutical company, whereby Haisco acquired former Direct Flow Medical clinical, regulatory and commercial information and intellectual property rights exclusively in China for $7.0 million. The Company expects to further monetize the remaining assets of Direct Flow Medical that it obtained in the foreclosure and has ascribed a carrying value of $3.0 million at December 31, 2016.

At December 31, 2016, the Company completed an impairment analysis and concluded that the situation qualified as a troubled debt restructuring. As of December 31, 2016, the Company recognized an impairment loss of $51.1 million.

Paradigm Spine Credit Agreement

On February 14, 2014, the Company entered into the Credit Agreement (the “Paradigm Spine Credit Agreement”) with Paradigm Spine, LLC (“Paradigm Spine”), under which it made available to Paradigm Spine up to $75.0 million to be used by Paradigm Spine to refinance its existing credit facility and expand its domestic commercial operations. Of the $75.0 million available to Paradigm Spine, an initial $50.0 million, net of fees, was funded by the Company at the close of the transaction. The second and third tranches of up to an additional $25.0 million in the aggregate, net of fees, are no longer available under the terms of the Paradigm Spine Credit Agreement.

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

kaléo Note Purchase Agreement

On April 1, 2014, the Company entered into a note purchase agreement with Accel 300, LLC (“Accel 300”), a wholly-owned subsidiary of kaléo, Inc. (“kaléo”), pursuant to which the Company acquired $150.0 million of secured notes due 2029. The secured notes were issued pursuant to an indenture between Accel 300 and U.S. Bank, National Association, as trustee, and are secured by 20% of net sales of its first approved product, Auvi-Q® (epinephrine auto-injection, USP) (known as Allerject® in Canada) and 10% of net sales of kaléo’s second proprietary auto-injector based product, EVZIO (naloxone hydrochloride injection ) (the “kaléo Revenue Interests”), and a pledge of kaléo’s equity ownership in Accel 300.

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

As of December 31, 2016, the Company determined that its royalty purchase interest in Accel 300 represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Accel 300 that most significantly impact Accel 300’s economic performance and is not the primary beneficiary of Accel 300; therefore, Accel 300 is not subject to consolidation by the Company.

On October 28, 2015, Sanofi US initiated a voluntary nationwide recall of all Auvi-Q units effectively immediately because in rare cases the syringe would not deliver the proper amount of epinephrine, the drug used to treat severe allergic reactions. Sanofi was the exclusive licensee of kaléo for the manufacturing and commercialization of Auvi-Q.

In March 2016, Sanofi and kaléo terminated their license and development agreement and all U.S. and Canadian commercial and manufacturing rights to Auvi-Q® and Allerject®, and manufacturing equipment, were returned to kaléo. As part of the financing transaction, kaléo was required to establish an interest reserve account of $20.0 million from the $150.0 million provided by the Company. The purpose of this interest reserve account is to cover any possible shortfalls in interest payments owed to the Company. While the interest reserve account was depleted in the second quarter of 2016, kaléo continues to make interest payments due to the Company under the note purchase agreement and the Company expects that kaléo will fund future interest payments with existing cash until Auvi-Q is returned to the market. kaléo reintroduced Auvi-Q to the U.S. market on February 14, 2017.

At December 31, 2016, it has been determined that there is no impairment.

CareView Credit Agreement

On June 26, 2015, the Company entered into a credit agreement with CareView Communications Inc. (“Careview”), under which the Company made available to CareView up to $40.0 million in two tranches of $20.0 million each. Under the terms of the credit agreement, the first tranche of $20.0 million, net of fees, was funded by the Company upon CareView’s attainment of a specified milestone relating to the placement of CareView Systems®, on October 7, 2015. The second $20.0 million tranche would be funded upon CareView’s attainment of specified milestones relating to the placement of CareView Systems and consolidated earnings before interest, taxes, depreciation and amortization, to be accomplished no later than June 30, 2017. Outstanding borrowings under the credit agreement will bear interest at the rate of 13.5% per annum and are payable quarterly in arrears.

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

In connection with the amendment of the credit agreement, the Company and CareView also agreed to amend the warrant to purchase common stock agreement by reducing the warrant’s exercise price from $0.45 to $0.40 per share. At December 31, 2016, the Company determined an estimated fair value of the warrant of $0.1 million.

For carrying value and fair value information related to the Company’s Fair Value Measurements, see Note 4.

9. Property and Equipment

	December 31,
(In thousands)	2016	2015
Leasehold improvements	$153	$153
Computer and office equipment	8,995	8,984
Furniture and fixtures	60	45
Total	9,208	9,182
Less accumulated depreciation and amortization	(9,170)	(9,151)
Property and equipment, net	$38	$31

10. Intangible Assets and Goodwill

Intangible Assets, Net

The components of intangible assets as of December 31, 2016 were as follows (in thousands, except for useful life):

(in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Acquired products rights [1]	10	$216,690	$(10,834)	$205,856
Customer relationships [1]	10	23,880	(1,194)	22,686
		$240,570	$(12,028)	$228,542

1 We acquired certain intangible assets as part of the Noden Transaction, as described further in Note 19.

Amortization expense for the year ended December 31, 2016 was $12.0 million, respectively.

Based on the intangible assets recorded at December 31, 2016, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2017	$24,057
2018	24,057
2019	24,057
2020	24,057
2021	24,057
Thereafter	108,257
Total remaining estimated amortization expense	$228,542

Goodwill

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. The Company applies ASC 350 “Goodwill and Other Intangible Assets,” which requires testing goodwill for impairment on an annual basis. The Company assesses goodwill for impairment as part of its annual reporting process in the fourth quarter. The Company evaluates goodwill on a reporting unit basis as the Company is organized as a multiple reporting unit.

The carrying amount of goodwill for the period ended September 30, 2016 was $3.7 million and consists solely of goodwill acquired in the Noden Transaction.

The Company’s projected cash flows for the Noden Products decreased significantly during the fourth quarter of 2016 as the Company obtained new information relating to the Noden Products in December 2016. The Company concluded that, given this significant and sustained decrease in projected cash flows, a triggering event requiring an assessment of goodwill impairment had occurred during the fourth quarter of 2016. The Company performed the goodwill impairment assessment using an income approach, which is forward-looking, and relies primarily on internal forecasts. Within the income approach, the Company used the discounted cash flow method. The Company starts with a forecast of all the expected net cash flows associated with the reporting unit, which includes the application of a terminal value, and then applies a reporting unit-specific discount rate to arrive at a net present value. Some of the more significant estimates and assumptions inherent in this approach include (i) the amount and timing of the projected net cash flows, (ii) the selection of a long-term growth rate, (iii) the discount rate, which seeks to reflect the various risks inherent in the projected cash flows and (iv) the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.

The initial assessment indicated that it was likely the Company’s goodwill was impaired, and the Company proceeded to perform a full goodwill impairment assessment. As a result of that assessment, the Company concluded that a goodwill impairment loss of $3.7 million was necessary. Following the recording of the goodwill impairment loss, the Company’s goodwill as of December 31, 2016 was zero.

11. Accrued Liabilities

	December 31,
(In thousands)	2016	2015
Compensation	$3,131	$1,979
Interest	2,554	4,107
Refund to manufacturer	8,909	—
Accrued rebates, chargebacks and other revenue reserves	12,338	87
Dividend payable	21	184
Legal	1,594	730
Other	2,028	922
Total	$30,575	$8,009

The following table provides a summary of activity with respect to our sales allowances and accruals for the year ended December 31, 2016:

(in thousands)	Discount and Distribution Fees	Government Rebates and Chargebacks	Assistance and Other Discounts	Product Return	Total
Balance at October 1, 2016:	$—	$—	$—	$—	$—
Allowances for current period sales	2,754	5,514	2,580	1,769	12,617
Allowances for prior period sales	—	—	—	—	—
Credits/payments for current period sales	(279)	—	—	—	(279)
Credits/payments for prior period sales	—	—	—	—	—
Balance at December 31, 2016	$2,475	$5,514	$2,580	$1,769	$12,338

12. Commitments and Contingencies

Operating Leases

We currently occupy a leased facility in Incline Village, Nevada, with a lease term through May 2017, and a leased facility in Dublin, Ireland, with a lease term through September 2025 with the option to terminate the lease in September 2021. We also lease certain office equipment under operating leases. Rental expense under these arrangements totaled $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum operating lease payments for the years ended December 31, were as follows:

(In thousands)
2017	$184
2018	96
2019	87
2020	79
2021	59
Thereafter	—
Total	$505

Lease Guarantee

In connection with the spin-off by the Company of Facet Biotech Corporation (“Facet”) (the “Spin-Off”) the Company entered into amendments to the leases for the Company’s former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. As of December 31, 2016, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $56.4 million. In April 2010, Abbott Laboratories acquired Facet and later renamed the entity AbbVie Biotherapeutics, Inc. (“AbbVie”). If AbbVie were to default under its lease obligations, the Company could be held liable by the landlord as a co-tenant and, thus, the Company has in substance guaranteed the payments under the lease agreements for the Redwood City facilities.

The Company prepared a discounted, probability weighted cash flow analysis to calculate the estimated fair value of the lease guarantee as of the Spin-Off. The Company was required to make assumptions regarding the probability of Facet’s default on the lease payment, the likelihood of a sublease being executed and the times at which these events could occur. These assumptions are based on information that we received from real estate brokers and the then-current economic conditions, as well as expectations of future economic conditions. The fair value of this lease guarantee was charged to additional paid-in capital upon the Spin-Off and any future adjustments to the carrying value of the obligation will also be recorded in additional paid-in capital.

The Company has recorded a liability of $10.7 million on its Consolidated Balance Sheets as of December 31, 2016 and 2015, related to this guarantee. In future periods, the Company may adjust this liability for any changes in the ultimate outcome of this matter that are both probable and estimable.

Irrevocable Letters of Credit

On June 30, 2016, the Company purchased a $75.0 million certificate of deposit, which is designated as cash collateral for the $75.0 million letter of credit issued on July 1, 2016 with respect to the first anniversary payment under the Noden Purchase Agreement. In addition, we provided an irrevocable and unconditional guarantee to Novartis, to pay up to $14.0 million of the remaining amount of the first anniversary payment not covered by the letter of credit. The Company concluded that both guarantees are contingent obligations and shall be accounted for in accordance with ASC 450, Contingencies. Further, it was concluded that both guarantees do not meet the conditions to be accrued at December 31, 2016.

Purchase Commitments

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

In addition, Noden and Novartis entered into a supply agreement pursuant to which Novartis will manufacture and supply to Noden a finished form of the Noden Products and bulk drug form of the Noden Products for specified periods of time prior to the transfer of manufacturing responsibilities for the Noden Products to another manufacturer. The supply agreement commits the Company to a minimum purchase obligation of approximately $10.6 million and $50.0 million over the next twelve and twenty-four months, respectively. The Company expects to meet this requirement

13. Convertible Notes and Term Loans

Convertible Notes and Term Loan activity for the years ended December 31, 2016 and 2015:

(In thousands)	Series 2012 Notes	May 2015 Notes	February 2018 Notes	December 2021 Notes	Term Loan	Total
Balance at December 31, 2014	$22,261	$153,235	$269,275	$—	$—	$444,771
Issuance and exchange	—	—	—	—	100,000	100,000
Payment	(22,337)	(155,050)	—	—	(75,000)	(252,387)
Repurchase	—	—	(53,553)	—	—	(53,553)
Non-cash Discount	—	—	—	—	(607)	(607)
Amortization	76	1,815	13,140	—	573	15,604
Balance at December 31, 2015	—	—	228,862	—	24,966	253,828
Issuance and exchange	—	—	—	150,000	—	150,000
Payment	—	—	—	—	(25,000)	(25,000)
Repurchase	—	—	(120,000)	—	—	(120,000)
Non-cash Discount	—	—	—	(3,204)	—	(3,204)
Non-cash conversion feature	—	—	—	(36,653)	—	(36,653)
Amortization	—	—	12,733	705	34	13,472
Balance at December 31, 2016	$—	$—	$121,595	$110,848	$—	$232,443

Series 2012 Notes

In January 2012, the Company issued and exchanged $169.0 million aggregate principal of new Series 2012 Notes for an identical principal amount of the February 2015 Notes, plus a cash payment of $5.00 for each $1,000 principal amount tendered, totaling approximately $845,000. The cash payment was allocated to deferred issue costs of $765,000, additional paid-in capital of $52,000 and deferred tax assets of $28,000. The deferred issue costs were recognized over the life of the Series 2012 Notes as interest expense. In February 2012, the Company entered into separate privately negotiated exchange agreements under which the Company issued and exchanged an additional $10.0 million aggregate principal amount of the Series 2012 Notes for an identical principal amount of the February 2015 Notes. In August 2013, the Company entered into a separate privately negotiated exchange agreement under which it retired the final $1.0 million aggregate principal amount of the outstanding February 2015 Notes. Pursuant to the exchange agreement, the holder of the February 2015 Notes received $1.0 million aggregate principal amount of the Series 2012 Notes. Immediately following the exchange, no principal amount of the February 2015 Notes remained outstanding and $180.0 million principal amount of the Series 2012 Notes is outstanding.

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

Interest expense for the Series 2012 Notes on the Company’s Consolidated Statements of Income was as follows:

	Year ended December 31,
(In thousands)	2016	2015	2014
Contractual coupon interest	$—	$80	$1,726
Amortization of debt issuance costs	—	13	1,089
Amortization of debt discount	—	76	2,415
Total	$—	$169	$5,230

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

On May 1, 2015, the Company retired of the remaining $155.1 million of aggregate principal of its May 2015 Notes at their stated maturity for $155.1 million, plus approximately 5.2 million shares of its common stock for the excess conversion value.

Interest expense for the May 2015 Notes on the Consolidated Statements of Income was as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Contractual coupon interest	$—	$1,938	$5,817
Amortization of debt issuance costs	—	435	1,274
Amortization of debt discount	—	1,815	5,182
Total	$—	$4,188	$12,273

Purchased Call Options and Warrants

In connection with the issuance of the May 2015 Notes, the Company entered into purchased call option transactions with two hedge counterparties. The Company paid an aggregate amount of $20.8 million, plus legal fees, for the purchased call options with terms substantially similar to the embedded conversion options in the May 2015 Notes. The Company exercised the purchased call options upon conversion of the May 2015 Notes on May 1, 2015, which required the hedge counterparties to deliver shares to the Company. The hedge counterparties delivered approximately 5.2 million shares of the Company’s common stock to the Company, which was the amount equal to the shares required to be delivered by the Company to the note holders for the excess conversion value.

In addition, the Company sold to the hedge counterparties warrants exercisable, on a cashless basis, for the sale of rights to receive up to 27.5 million shares of common stock underlying the May 2015 Notes. The Company received an aggregate amount of $10.9 million for the sale from the two counterparties. Under the terms of the warrant agreement, the warrant counterparties had the option to exercise the warrants on their specified expiration dates through the 120 scheduled trading days beginning on July 30, 2015 and ended on January 20, 2016. Because the VWAP of the Company’s common stock never exceeded the strike price of the warrants, the Company did not deliver any common stock to the warrant counterparties.

The purchased call option transactions and warrant sales effectively served to reduce the potential dilution associated with conversion of the May 2015 Notes.

Because the share price was above $5.72 but below $6.73, upon conversion of the Company’s May 2015 Notes, the purchased call options offset the share dilution, and the Company received shares on exercise of the purchased call options equal to the shares that the Company delivered to the note holders.

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

On November 20, 2015, the Company’s agent initiated the repurchase of $53.6 million in aggregate principal amount of its February 2018 Notes for $43.7 million in cash in four open market transactions. The closing of these transactions occurred on November 30, 2015. It was determined that the repurchase of the principal amount shall be accounted for as a partial extinguishment of the February 2018 Notes. As a result, a gain on extinguishment of $6.5 million was recorded at closing of the transaction. The $6.5 million gain on extinguishment included the de-recognition of the original issuance discount of $3.1 million, outstanding deferred issuance costs of $0.9 million and agent fees of $0.1 million. Immediately following the repurchase, $246.4 million principal amount of the February 2018 Notes was outstanding with $14.1 million of remaining original issuance discount and $4.1 million of debt issuance costs to be amortized over the remaining life of the February 2018 Notes.

In connection with the repurchase of the February 2018 Notes, the Company and the counterparties agreed to unwind a portion of the purchased call options. As a result of the unwind transaction of the purchased call option, the Company received $270,000 in cash. The payments received have been recorded as an increase to APIC. In addition, the Company and the counterparties agreed to unwind a portion of the warrants for $170,000 in cash, payable by the Company. The payments have been recorded as a decrease to APIC. At December 31, 2015, the Company concluded that the remaining purchased call options and warrants continue to meet all criteria for equity classification.

On November 22, 2016, the Company repurchased $120.0 million in aggregate principal amount of its February 2018 Notes for approximately $121.5 million in cash (including $1.5 million of accrued interest) in open market transactions. It was determined that the repurchase of the principal amount shall be accounted for as an extinguishment. The extinguishment included the de-recognition of the original issuance discount of $4.3 million and outstanding deferred issuance costs of $1.3 million. Immediately following the repurchase, $126.4 million principal amount of the February 2018 Notes was outstanding with $4.6 million of remaining original issuance discount and $1.4 million of debt issuance costs to be amortized over the remaining life of the February 2018 Notes. As of December 31, 2016, our February 2018 Notes are not convertible. At December 31, 2016, the if-converted value of our February 2018 Notes did not exceed the principal amount.

In connection with the repurchase of the February 2018 Notes, the Company and the counterparties agreed to unwind a portion of the purchased call options. The unwind transaction of the purchased call option did not result in any cash payments between the parties. In addition, the Company and the counterparties agreed to unwind a portion of the warrants, which also did not result in any cash payments between the parties. At December 31, 2016, the Company concluded that the remaining purchased call options and warrants continue to meet all criteria for equity classification.

As of December 31, 2016, the February 2018 Notes are not convertible. At December 31, 2016, the if-converted value of the February 2018 Notes did not exceed the principal amount.

The February 2018 Notes are convertible under any of the following circumstances:

•
During any fiscal quarter ending after the quarter ending June 30, 2014, if the last reported sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price for the notes on the last day of such preceding fiscal quarter;

•
During the five business-day period immediately after any five consecutive trading-day period, which the Company refers to as the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the notes for each such day;

•	Upon the occurrence of specified corporate events as described further in the indenture; or

•	At any time on or after August 1, 2017.

The initial conversion rate for the February 2018 Notes is 109.1048 shares of the Company’s common stock per $1,000 principal amount of February 2018 Notes, which is equivalent to an initial conversion price of approximately $9.17 per share of common stock, subject to adjustments upon the occurrence of certain specified events as set forth in the indenture. Upon conversion, the Company will be required to pay cash and, if applicable, deliver shares of the Company’s common stock as described in the indenture.

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, the Company required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, the Company separated the principal balance of the February 2018 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.0%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, the Company recorded a total debt discount of $29.7 million, allocated $19.3 million to additional paid-in capital and allocated $10.4 million to deferred tax liability. The discount is being amortized to interest expense over the term of the February 2018 Notes and increases interest expense during the term of the February 2018 Notes from the 4.0% cash coupon interest rate to an effective interest rate of 6.9%. As of December 31, 2016, the remaining discount amortization period is 1.1 years.

The carrying value and unamortized discount of the February 2018 Notes were as follows:

(In thousands)	December 31, 2016	December 31, 2015
Principal amount of the February 2018 Notes	$126,447	$246,447
Unamortized discount of liability component	(4,852)	(17,585)
Net carrying value of the February 2018 Notes	$121,595	$228,862

Interest expense for the February 2018 Notes on the Company’s Consolidated Statements of Income was as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Contractual coupon interest	$9,338	$11,786	$10,633
Amortization of debt issuance costs	2,863	2,980	1,898
Amortization of debt discount	9,870	10,160	5,954
Total	$22,071	$24,926	$18,485

As of December 31, 2016, 2015 and 2014, the February 2018 Notes are not convertible. At December 31, 2016, 2015 and 2014, the if-converted value of the February 2018 Notes did not exceed the principal amount.

Purchased Call Options and Warrants

In connection with the issuance of the February 2018 Notes, the Company entered into purchased call option transactions with two hedge counterparties. The Company paid an aggregate amount of $31.0 million for the purchased call options with terms substantially similar to the embedded conversion options in the February 2018 Notes. The purchased call options cover, subject to anti-dilution and certain other customary adjustments substantially similar to those in the February 2018 Notes, approximately 13.8 million shares of the Company common stock. The Company may exercise the purchased call options upon conversion of the February 2018 Notes and require the hedge counterparty to deliver shares to the Company in an amount equal to the shares required to be delivered by the Company to the note holder for the excess conversion value. The purchased call options expire on February 1, 2018, or the last day any of the February 2018 Notes remain outstanding.

In addition, the Company sold to the hedge counterparties warrants exercisable, on a cashless basis, for the sale of rights to receive shares of common stock that will initially underlie the February 2018 Notes at a strike price of $10.3610 per share, which represents a premium of approximately 30% over the last reported sale price of the Company’s common stock of $7.97 on February 6, 2014. The warrant transactions could have a dilutive effect to the extent that the market price of the Company’s common stock exceeds the applicable strike price of the warrants on the date of conversion. The Company received an aggregate amount of $11.4 million for the sale from the two counterparties. The warrant counterparties may exercise the warrants on their specified expiration dates that occur over a period of time. If the VWAP of the Company’s common stock, as defined in the warrants, exceeds the strike price of the warrants, the Company will deliver to the warrant counterparties shares equal to the spread between the VWAP on the date of exercise or expiration and the strike price. If the VWAP is less than the strike price, neither party is obligated to deliver anything to the other.

The purchased call option transactions and warrant sales effectively serve to reduce the potential dilution associated with conversion of the February 2018 Notes. The strike price is subject to further adjustment in the event that future quarterly dividends exceed $0.15 per share.

The purchased call options and warrants are considered indexed to the Company stock, require net-share settlement and met all criteria for equity classification at inception and at December 31, 2016 and 2015. The purchased call options cost of $31.0 million, less deferred taxes of $10.8 million, and the $11.4 million received for the warrants, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

December 2021 Notes

On November 22, 2016, the Company issued $150.0 million in aggregate principal amount, at par, of the December 2021 Notes in an underwritten public offering, for net proceeds of $145.7 million. The December 2021 Notes are due December 1, 2021, and the Company pays interest at 2.75% on the December 2021 Notes semiannually in arrears on June 1 and December 1 of each year, beginning June 1, 2017. A portion of the proceeds from the December 2021 Notes, net of amounts used for capped call transaction described below, were used to extinguish $120.0 million of the February 2018 Notes. Upon the occurrence of a fundamental change, as defined in the indenture, holders have the option to require the Company to repurchase their December 2021 Notes at a purchase price equal to 100% of the principal, plus accrued interest.

The December 2021 Notes are convertible under any of the following circumstances:

•
During any fiscal quarter (and only during such fiscal quarter) commencing after the fiscal quarter ending March 31, 2017, if the last reported sale price of Company common stock for at least 20 trading days (whether or not consecutive), in the period of 30 consecutive trading days, ending on, and including, the last trading day of the immediately preceding fiscal quarter, exceeds 130% of the conversion price for the notes on each applicable trading day;

•
During the five business-day period immediately after any five consecutive trading-day period, which the Company refers to as the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of Company common stock and the conversion rate for the notes for each such trading day; or

•	Upon the occurrence of specified corporate events as described in the indenture.

The initial conversion rate for the December 2021 Notes is 262.2951 shares of the Company’s common stock per $1,000 principal amount of December 2021 Notes, which is equivalent to an initial conversion price of approximately $3.81 per share of common stock, subject to adjustments upon the occurrence of certain specified events as set forth in the indenture.

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, the Company was required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, the Company separated the principal balance of the December 2021 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 9.5%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, the Company recorded a total debt discount of $4.3 million, allocated $23.8 million to additional paid-in capital and allocated $12.8 million to deferred tax liability. The discount is being amortized to interest expense over the term of the December 2021 Notes and increases interest expense during the term of the December 2021 Notes from the 2.75% cash coupon interest rate to an effective interest rate of 3.4%. As of December 31, 2016, the remaining discount amortization period is 4.9 years.

The carrying value and unamortized discount of the December 2021 Notes were as follows:

(In thousands)	December 31, 2016
Principal amount of the December 2021 Notes	$150,000
Unamortized discount of liability component	(39,152)
Net carrying value of the December 2021 Notes	$110,848

Interest expense for the December 2021 Notes on the Company’s Consolidated Statements of Income was as follows:

Year Ended December 31,
(In thousands)	2016
Contractual coupon interest	$447
Amortization of debt issuance costs	10
Amortization of debt discount	75
Amortization of conversion feature	620
Total	$1,152

As of December 31, 2016, the December 2021 Notes are not convertible. At December 31, 2016, the if-converted value of the December 2021 Notes did not exceed the principal amount.

Capped Call Transaction

In conjunction with the offering of the December 2021 Notes, the Company entered into a privately-negotiated capped call transaction with an affiliate of the underwriter of such issuance. The aggregate cost of the capped call transaction was $14.4 million. The capped call transaction is generally expected to reduce the potential dilution upon conversion of the December 2021 Notes and/or partially offset any cash payments the Company is required to make in excess of the principal amount of converted December 2021 Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the capped call transaction, is greater than the strike price of the capped call transaction, which initially corresponds to the approximate $3.81 per share conversion price of the December 2021 Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the December 2021 Notes. The cap price of the capped call transaction was initially $4.88 per share, and is subject to certain adjustments under the terms of the capped call transaction. The Company will not be required to make any cash payments to the option counterparty upon the exercise of the options that are a part of the capped call transaction, but the Company will be entitled to receive from it an aggregate amount of cash and/or number of shares of the Company’s common stock, based on the settlement method election chosen for the related convertible notes, with a value equal to the amount by which the market price per share of the Company’s common stock, as measured under the terms of the capped call transaction, is greater than the strike price of the capped call transaction during the relevant valuation period under the capped call transaction, with such number of shares of the Company’s common stock and/or amount of cash subject to the cap price.

The Company evaluated the capped call transaction under authoritative accounting guidance and determined that they should be accounted for as separate transactions and classified as a net reduction to additional paid-in capital within stockholders’ equity with no recurring fair value measurement recorded.

March 2015 Term Loan

On March 30, 2015, the Company entered into a credit agreement among the Company, the lenders party thereto and the Royal Bank of Canada, as administrative agent. The credit agreement consisted of a term loan of $100.0 million.

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

October 2013 Term Loan

On October 28, 2013, the Company entered into a credit agreement among the Company, the lenders party thereto and the Royal Bank of Canada, as administrative agent. The October 2013 Term Loan amount was for $75.0 million, with a term of one-year.

The interest rates per annum applicable to amounts outstanding under the October 2013 Term Loan were, at the Company’s option, either (a) the base rate plus 1.00%, or (b) the Eurodollar rate plus 2.00% per annum. As of the final payment date, the interest rate was 2.22%. This principal balance and outstanding interest was paid in full on October 28, 2014.

As of December 31, 2016 and 2015, the Company was in compliance with all applicable debt covenants.

As of December 31, 2016, the future minimum principal payments under the February 2018 Notes and December 2021 Notes were:

(In thousands)	February 2018 Notes	December 2021 Notes	Total
2017	$—	$—	$—
2018	126,447	—	126,447
2019	—	—	—
2020	—	—	—
2021	—	150,000	150,000
Thereafter	—	—	—
Total	$126,447	$150,000	$276,447

14. Other Long-Term Liabilities

	December 31,
(In thousands)	2016	2015
Accrued lease liability	$10,700	$10,700
Long-term incentive	1,995	1,318
Uncertain tax position	41,591	38,467
Dividend payable	270	165
Total	$54,556	$50,650

In connection with the Spin-Off, the Company entered into amendments to the leases for the Company’s former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, the Company could be held liable by the landlord as a co-tenant and, thus, the Company has in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of December 31, 2016, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $56.4 million. If Facet were to default, the Company could also be responsible for lease-related costs including utilities, property taxes and common area maintenance that may be as much as the actual lease payments. The Company recorded a liability of $10.7 million on the Company’s Consolidated Balance Sheets as of December 31, 2016 and 2015, related to this guarantee.

15. Stock-Based Compensation

The Company recognizes compensation expense using a fair-value based method for costs associated with all share-based awards issued to the Company’s directors, employees and outside consultants under its stock plan. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in the Company’s Consolidated Statements of Income.

The Company has adopted the simplified method to calculate the beginning balance of the additional paid-in capital pool of the excess tax benefit and to determine the subsequent effect on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon adoption.

The Company calculates stock-based compensation expense based on the number of awards ultimately expected to vest, net of estimated forfeitures. The Company estimates forfeiture rates at the time of grant and revise such rates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense was determined using the Black-Scholes option pricing model.

Stock-based compensation expense for employees and directors and non-employees for the years ended December 31, 2016, 2015 and 2014, is presented below:

	Year Ended December 31,
Stock-based Compensation	2016	2015	2014
(In thousands)
Employees and directors	$3,679	$1,952	$1,157
Non-employees	63	93	344
Total	$3,742	$2,045	$1,501

Stock-Based Incentive Plans

The Company currently has one active stock-based incentive plan under which it may grant stock-based awards to the Company’s employees, directors and non-employees.

The total number of shares of common stock authorized for issuance, shares of common stock issued upon exercise of options or grant of restricted stock, shares of common stock subject to outstanding awards and available for grant under this plan as of December 31, 2016, is as follows:

Title of Plan	Total Shares of Common Stock Authorized	Total Shares of Common Stock Issued	Total Shares of Common Stock Subject to Outstanding Awards	Total Shares of Common Stock Available for Grant
2005 Equity Incentive Plan(1)	6,200,000	2,767,700	—	3,432,300
2002 Outside Directors Stock Option Plan(2)	157,000	157,000	—	—
1999 Non-statutory Stock Option Plan(2)	4,966,183	4,966,183	—	—
1999 Stock Option Plan(2)	3,694,485	3,694,485	—	—
_________________________

(1)	As of December 31, 2016, there were 1,471,910 shares of unvested restricted stock awards outstanding.

(2)	Plan terminated in 2009, subject to options outstanding under the plan.

Under the Company’s Amended and Restated 2005 Equity Incentive Plan effective May 28, 2015 (the “2005 Equity Incentive Plan”), the Company is authorized to issue a variety of incentive awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance share and performance unit awards, deferred compensation awards and other stock-based or cash-based awards.

In 2009, the compensation committee of the Company’s board of directors (the “Compensation Committee”) terminated the 1999 Outside Director Stock Option Plan, the 1999 Nonstatutory Stock Option Plan and the 2002 Outside Directors Stock Option Plan, subject to any outstanding options.

Stock Option Activity

A summary of the Company’s stock option activity is presented below:

	2016		2015		2014
	Number of shares (in thousands)	Weighted-Average Exercise Price	Number of shares (in thousands)	Weighted-Average Exercise Price	Number of shares (in thousands)	Weighted-Average Exercise Price
Outstanding at beginning of year	—	$—	58	$5.41	172	$16.52
Expired	—	$—	(58)	$5.41	(114)	$22.08
Outstanding at end of year	—	$—	—	$—	58	$5.41
Exercisable at end of year	—	$—	58	$—	58	$5.41

As of December 31, 2016, there are no stock options outstanding.

Restricted Stock

Restricted stock has the same rights as other issued and outstanding shares of the Company’s common stock, including, in some cases, the right to accrue dividends, which are held in escrow until the award vests. The compensation expense related to these awards is determined using the fair market value of the Company’s common stock on the date of the grant, and the compensation expense is recognized ratably over the vesting period. Under the Company’s restricted stock plans, restricted stock awards typically vest over one to five years. In addition to service requirements, vesting of restricted stock awards may be subject to the achievement of specified performance goals set by the Compensation Committee. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

A summary of the Company’s restricted stock activity is presented below:

	2016		2015		2014
	Number of shares (in thousands)	Weighted-average grant-date fair value per share	Number of shares (in thousands)	Weighted-average grant-date fair value per share	Number of shares (in thousands)	Weighted- average grant-date fair value per share
Nonvested at beginning of year	586	$7.13	277	$8.39	114	$7.45
Awards granted	1,264	$3.31	522	$6.40	312	$8.39
Awards vested	(366)	$6.65	(173)	$8.38	(149)	$7.67
Forfeited	(12)	$7.10	(40)	$7.79	—	$—
Nonvested at end of year	1,472	$3.96	586	$7.13	277	$8.39

Stock-based compensation expense associated with the Company’s restricted stock for the years ended December 31, 2016, 2015 and 2014, was $3.5 million, $2.0 million and $1.5 million, respectively. As of December 31, 2016, the aggregate intrinsic value of non-vested restricted stock was $3.1 million. Total unrecognized compensation costs associated with non-vested restricted stock as of December 31, 2016, was $3.2 million, excluding forfeitures, which the Company expects to recognize over a weighted-average period of 1.8 years.

16. Income Taxes

The provision for income taxes for the years ended December 31, 2016, 2015 and 2014 consisted of the following:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Current income tax expense
Federal	$49,582	$168,164	$187,056
State	3,103	12,112	22,631
Foreign	2,455	—	—
Total current	55,140	180,276	209,687
Deferred income tax expense (benefit)
Federal	(8,476)	16,910	(29,095)
State	147	157	(1,564)
Foreign	(1,100)	—	—
Total deferred	(9,429)	17,067	(30,659)
Total provision	$45,711	$197,343	$179,028

A reconciliation of the income tax provision computed using the U.S. statutory federal income tax rate compared to the income tax provision for income included in the Consolidated Statements of Income is as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Tax at U.S. statutory rate on income before income taxes	$38,279	$185,548	$175,445
Change in valuation allowance	(744)	2,286	(5,390)
State taxes	74	1	1
Change in uncertain tax positions	2,184	8,717	7,395
Foreign income	5,668	—	—
Foreign rate differential	(1,445)	—	—
Other	1,695	791	1,577
Total	$45,711	$197,343	$179,028

Deferred tax assets and liabilities are determined based on the differences between financial reporting and income tax bases of assets and liabilities, as well as net operating loss carryforwards and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The significant components of the Company’s net deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$4,197	$4,819
Research and other tax credits	1,833	1,990
Intangible assets	494	—
Stock-based compensation	835	465
Accruals	1,966	1,146
Debt modifications	—	5,526
Capital loss carryforward	1,543	2,286
Other	13,020	12,023
Total deferred tax assets	23,888	28,255
Valuation allowance	(1,543)	(2,286)
Total deferred tax assets, net of valuation allowance	22,345	25,969
Deferred tax liabilities:
Deferred gain on repurchase of convertible notes	(382)	(572)
Debt modifications	(122)	—
Intangible assets	(2,584)	(7,029)
Unrealized gain on foreign currency hedge contracts	—	(1,215)
Total deferred tax liabilities	(3,088)	(8,816)
Net deferred tax assets	$19,257	$17,153

As of December 31, 2016 and 2015, the Company had federal net operating loss carryforwards of $34.0 million and $35.8 million, respectively. The Company also had California net operating loss carryforwards of $215.5 million as of December 31, 2016 and 2015. The federal net operating loss carryforwards will expire in the year 2023 and the California net operating loss carryforwards will expire in 2019, if not utilized. As of December 31, 2016 and 2015, the Company had $19.3 million and $19.3 million, respectively, of state tax credit carryforwards that will expire in 2028, if not utilized. The net operating loss carryforwards and tax credit carryforwards which resulted from exercises of stock options were not recorded on the Consolidated Balance Sheet.

Utilization of the federal and state net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company has an annual limitation on the utilization of our federal operating losses of $1.8 million for each of the years ending December 31, 2016 to 2022, and $1.3 million for the year ending December 31, 2023. As of December 31, 2016, the Company estimates that at least $22.0 million of federal net operating loss carryforwards and zero of the $18.7 million state net operating losses will expire unutilized.

During 2016, the Company determined that is was more likely than not that certain deferred tax carryforward assets would not be realized in the near future. As a result, $1.5 million valuation allowance against deferred tax assets was established during 2016. The net change in total valuation allowance for each of the years ending December 31, 2016 and 2015, was a decrease of $0.7 million and an increase of $2.3 million, respectively. The valuation allowance at December 31, 2016, is related to capital losses recognized during 2016 that have limited carryback and carryforward utilization. The Company does not have an expectation of future capital gains against which such losses could be utilized and as such determined that it was more likely than not that such deferred tax assets would not be realized.

A reconciliation of the Company’s unrecognized tax benefits, excluding accrued interest and penalties, for 2016, 2015 and 2014 is as follows:

	December 31,
(In thousands)	2016	2015	2014
Balance at the beginning of the year	$57,125	$47,146	$32,419
Increases related to tax positions from prior fiscal years	436	—	10,216
Increases related to tax positions taken during current fiscal year	1,868	9,979	11,006
Expiration of statute of limitations for the assessment of taxes from prior fiscal years	—	—	(6,495)
Balance at the end of the year	$59,429	$57,125	$47,146

The future impact of the unrecognized tax benefit of $59.4 million, if recognized, is as follows: $35.4 million would affect the effective tax rate and $23.9 million would result in adjustments to deferred tax assets. The Company periodically evaluate our exposures associated with our tax filing positions. During 2016, as a result of the evaluation of our uncertain tax positions, the Company increased the unrecognized tax benefits by $2.1 million primarily related to state items. As noted below, the Company is currently under audit by the California Franchise Tax Board. The timing of the audit resolution and the amount to be ultimately paid (if any) is uncertain. At this time, the Company does not anticipate a material change in the unrecognized tax benefits related to the California audit that would affect the effective tax rate or deferred tax assets over the next 12 months.

Estimated interest and penalties associated with unrecognized tax benefits increased income tax expense in the Consolidated Statements of Income by $1.0 million, $2.3 million and $1.3 million during the years ended December 31, 2016, 2015 and 2014, respectively. In general, our income tax returns are subject to examination by U.S. federal, state and local tax authorities for tax years 1996 forward. Interest and penalties associated with unrecognized tax benefits accrued on the balance sheet were $6.0 million and $5.1 million as of December 31, 2016 and 2015, respectively. In May 2012, the Company received a “no-change” letter from the IRS upon completion of an examination of the Company’s 2008 federal tax return. The Company is currently under income tax examination in the state of California for the tax years 2009, 2010, 2011 and 2012.

17. Accumulated Other Comprehensive Income (Loss)

Comprehensive income is comprised of net income and other comprehensive income (loss). The Company includes unrealized net gains on investments held in its available-for-sale securities and unrealized gains (losses) on its cash flow hedges in other comprehensive income (loss), and present the amounts net of tax. The Company’s other comprehensive income (loss) is included in the Company’s Consolidated Statements of Comprehensive Income.

The balance of “Accumulated other comprehensive income (loss),” net of tax, was as follows:

(In thousands)	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on cash flow hedges	Total Accumulated Other Comprehensive Income (Loss)

Beginning Balance at December 31, 2013	$1,129	$(6,017)	$(4,888)
Activity for the year ended December 31, 2014	(765)	8,602	7,837
Balance at December 31, 2014	364	2,585	2,949

Activity for the year ended December 31, 2015	71	(764)	(693)
Balance at December 31, 2015	435	1,821	2,256

Activity for the year ended December 31, 2016	(435)	(1,821)	(2,256)
Ending Balance at December 31, 2016	$—	$—	$—

18. Cash Dividends

On August 3, 2016, the Company’s board of directors decided to eliminate the quarterly cash dividend payment.

On May 2, 2016, the Company’s board of directors declared a quarterly dividend of $0.05 per share of common stock to stockholders of record on June 6, 2016. On June 13, 2016, the Company paid $8.2 million in connection with such dividend payment. Unvested restricted stock awards (“RSAs”) as of the record date are also entitled to dividends, which will only be paid when the RSAs vest and are released.

On January 26, 2016, the Company’s board of directors declared a quarterly dividend of $0.05 per share of common stock to stockholders of record on March 4, 2016. On March 11, 2016, the Company paid $8.2 million in connection with such dividend payment. Unvested RSAs as of the record date are also entitled to dividends, which will only be paid when the RSAs vest and are released.

On January 27, 2015, the Company’s board of directors declared a regular quarterly dividend of $0.15 per share of common stock, which were paid on March 12, June 12, September 11 and December 11 of 2015 to stockholders of record on March 5, June 5, September 4 and December 4 of 2015, the record dates for each of the dividend payments, respectively. The Company paid $98.3 million in dividends in 2015.

On January 29, 2014, the Company’s board of directors declared a regular quarterly dividend of $0.15 per share of common stock, which were paid on March 12, June 12, September 12 and December 12 of 2014 to stockholders of record on March 5, June 5, September 5 and December 5 of 2014, the record dates for each of the dividend payments, respectively. The Company paid $96.6 million in dividends in 2014.

19. Business Combinations

Description of the Noden Transaction

On July 1, 2016, the Noden Transaction was consummated for a cash consideration of $110.0 million that was paid to Novartis on July 1, 2016, the closing date of the acquisition. In addition, pursuant the terms of the Noden Purchase Agreement, Noden Pharma DAC is committed to pay Novartis the following amounts in cash: $89.0 million payable on the first anniversary of the closing date, and up to an additional $95.0 million contingent on achievement of sales targets and the date of the launch of a generic drug containing the pharmaceutical ingredient aliskiren.

On July 1, 2016, upon the consummation of the Noden Transaction, a noncontrolling interest holder acquired a 6% equity interest in Noden. The equity interest of the noncontrolling interest holder is subject to vesting and repurchase rights over a four-year period. At December 31, 2016, 80% of the noncontrolling interest was subject to repurchase. The Company determined that Noden shall be consolidated under the voting interest model as of December 31, 2016.

Pursuant to agreements between us and Elie Farah, chief executive officer of Noden Pharma DAC (the “ Noden Stockholders’ Agreement”), the Company expects to make the following additional equity contributions to Noden: $32.0 million (and up to $89.0 million if Noden is unable to obtain debt financing) on July 1, 2017 to fund the anniversary payment under the Noden Purchase Agreement and at least $38.0 million to fund a portion of certain milestone payments under the Noden Purchase Agreement, subject to the occurrence of such milestones.

In connection with the Noden Transaction, Noden Pharma DAC and Novartis also entered into a supply agreement pursuant to which Novartis will manufacture and supply to Noden a finished form of the Noden Products and bulk drug form of the Noden Products for specified periods of time prior to the transfer of manufacturing responsibilities for the Noden Products to another manufacturer. Under the supply agreement, Novartis is also obligated to sell the Noden Products on a country-by-country basis during a specified time period prior to Noden Pharma DAC’s assumption of responsibility for sales of Noden Product in such country, and to share profits from such sales with Noden Pharma DAC on a specified basis. The supply agreement may be terminated by either party for material breach that remains uncured for a specified time period. The supply agreement and Noden Purchase Agreement include other transitional activities to be performed by Novartis, the purpose of which is to effect a smooth transfer of the marketing authorizations necessary to complete the ownership transfer to Noden Pharma DAC.

Fair Value of Consideration Transferred

The preliminary fair value of consideration transferred under the Noden Transaction totals $244.3 million, which consists of $216.7 million in acquired product rights, $23.9 million in customer relationships, $47.4 million in contingent consideration and $87.0 million in anniversary payments.  Contingent consideration includes the future payments that the Company may pay to Novartis based on achieving certain milestones.

The contingent consideration was measured at fair value and will be recognized as of the acquisition date. The Company determined the acquisition date fair value of the contingent consideration obligation based on an income approach derived from the Noden Products revenue estimates and a probability assessment with respect to the likelihood of (a) achieving the level of net sales or (b) there being no generic product launch that would trigger the milestone payments. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones being achieved. At each reporting date, the Company will re-measure the contingent consideration obligation to estimated fair value. Any changes in the fair value of contingent consideration will be recognized in operating expenses until the contingent consideration arrangement is settled.

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

Assets Acquired and Liabilities Assumed

In accordance with the authoritative guidance for business combinations, the Noden Transaction was determined to be a business combination and is expected to be accounted for using the acquisition method of accounting. Due to the timing of the Noden Transaction, certain amounts are provisional and subject to change.  The provisional amounts consist primarily of the estimates of the fair value of intangible assets acquired, and contingent consideration.  The Company will finalize these amounts as it obtains the information necessary to complete the measurement process.  Any changes resulting from facts and circumstances that existed as of the acquisition date may result in adjustments to the provisional amounts recognized at the acquisition date.  These changes could be significant.  The Company will finalize these amounts no later than one-year from the closing date.

The following table summarizes the fair values of the identifiable intangible assets acquired and liabilities assumed at the acquisition date (in thousands):

Acquired product rights	$216,690
Customer relationships	23,880
Goodwill	3,735
Net intangible assets	$244,305

The acquired product rights represent developed technology of products approved for sales in the market, which the Company refers to as marketed products, and have finite useful lives. They are amortized on a straight line basis over a weighted average of 10.0 years. These estimates will be adjusted accordingly if the final identifiable intangible asset valuation generates results, including corresponding useful lives and related amortization methods, which differ from the preliminary estimates, or if the above scope of intangible assets is modified.

Acquisition-Related Costs

During the year ended December 31, 2016, the Company recorded $3.6 million in acquisition-related costs, which were expenses as incurred.

Pro Forma Impact of Business Combination

The following table represents the unaudited consolidated financial information for the Company on a pro forma basis for the years ended December 31, 2016 and 2015, assuming that the Noden Transaction had closed on January 1, 2015. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the acquisition and are expected to have a continuing impact on the consolidated results. Additionally, the following table sets forth unaudited financial information and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transactions occurred on the dates indicated or that may be achieved in the future.

	Year Ended
	December 31,
(in thousands)	2016	2015
Pro forma revenues	$317,095	$744,029
Pro forma net income	$62,817	$363,148
Pro forma net income per share - basic	$0.38	$2.22
Pro forma net income per share - diluted	$0.38	$2.22

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

20. Segment Information

Information regarding the Company’s segments for the year ended December 31, 2016 and 2015 is as follows:

Revenues by segment	Year Ended
	December 31,
(in thousands)	2016	2015
Income generating assets	$212,632	$590,448
Product sales	31,669	—
Total revenues	$244,301	$590,448

Income (loss) by segment	Year Ended
	December 31,
(in thousands)	2016	2015
Income generating assets	$59,085	$332,795
Product sales	4,521	—
Total net income	$63,606	$332,795

21. Customer Concentration

The percentage of total revenue earned from net sales, which individually accounted for 10% or more of the Company’s total revenues:

	Year Ended December 31,
	2016	2015	2014
Income Generating Assets:
Genentech	43%	70%	71%
Biogen	24%	9%	10%
Depomed	13%	9%	7%

Total revenues by geographic area are based on the country of domicile of the counterparty to the agreement:

	Year Ended December 31,
(In thousands)	2016	2015	2014
United States	$157,327	$339,596	$334,325
Europe	82,534	250,852	246,825
Other	4,440	—	75
Total revenues	$244,301	$590,448	$581,225

The following tables presents total receivables from licensee and other, which individually account for 10% or more of the Company’s total receivables from licensee and other asset balance:

	December 31,
(In thousands)	2016	2015
Depomed	$6,000	$—
Cardinal Health	7,663	—
McKesson	9,135	—
AmerisourceBergen	8,039	—
Other	9,283	—
Total receivables from licensee and other	$40,120	$—

The following table presents total long-lived assets by location:

	December 31,
(In thousands)	2016	2015
United States	$13	$31
Ireland	25	—
Total long-lived assets(1)	$38	$31
_____________________
(1) Long-lived assets consist of property and equipment.

22. Legal Proceedings

PDL BioPharma, Inc. v Merck Sharp & Dohme, Corp.

On October 28, 2015, the Company filed a Complaint against Merck Sharp & Dohme, Corp (“Merck”) for patent infringement in the United States District Court for the District of Nevada. In the Complaint, the Company alleges that manufacture and sales of certain of Merck’s Keytruda product infringes one or more claims of the Company’s U.S. Patent No. 5,693,761 (the “761 Patent”). The Company has requested judgment that Merck has infringed the 761 Patent, an award of damages due to the infringement, a finding that such infringement was willful and deliberate and trebling of damages therefore, and a declaration that the case is exceptional and warrants an award of attorney’s fees and costs. Although the 761 Patent expired on December 2, 2014, the Company believes that Merck infringed the patent through, e.g., manufacture and/or sale of Keytruda prior to the expiration of the 761 Patent. On December 21, 2015, Merck filed a Motion to Dismiss for Lack of Personal Jurisdiction. In response to Merck’s motion, on January 22, 2016, rather than dispute Merck’s contentions regarding jurisdiction, the Company elected to dismiss the action in Nevada and refile the Complaint in its entirety in the District of New Jersey. On May 25, 2016, Merck filed a Motion to Bifurcate Discovery and Trial into Liability and Damages Phases, which motion was granted by the court.

Wellstat Litigation

On September 4, 2015, the Company filed in the Supreme Court of New York a motion for summary judgment in lieu of complaint which requested that the court enter judgment against Wellstat Diagnostics Guarantors for the total amount due on the Wellstat Diagnostics debt, plus all costs and expenses including lawyers’ fees incurred by the Company in enforcement of the related guarantees. On July 29, 2016, the court issued its Memorandum of Decision granting the Company’s motion for summary judgment and denying the Wellstat Diagnostics Guarantors’ cross-motion for summary judgment. The Supreme Court of New York held that the Wellstat Diagnostics Guarantors are liable for all “Obligations” owed by Wellstat Diagnostics to the Company. It did not set a specific dollar amount due, but ordered that a judicial hearing officer or special referee be designated to determine the amount of the Obligations owing, and awarded the Company its attorneys’ fees and costs in an amount to be determined. On July 29, 2016, the Wellstat Diagnostics Guarantors filed a notice of appeal from the Memorandum of Decision to the Appellate Division of the Supreme Court of New York. The Appellate Division of the Supreme Court of New York has adjourned the Wellstat Diagnostics Guarantors’ appeal to the January 2017 term. On February 14, 2017, the Appellate Division reversed the summary judgment decision of the Supreme Court in the Company’s favor. The Appellate Division determined that the action was inappropriate for summary judgment under NY CPLR 3213 on procedural grounds, but specifically made no determination regarding the merits of the action. Pursuant to this decision, the action will be remanded to the Supreme Court for further proceedings on the merits. The proceeding will be calendared for trial, with both parties having the opportunity to take discovery and file dispositive motions in accordance with New York civil procedure.

Other Legal Proceedings

From time to time, the Company is involved in lawsuits, arbitrations, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. The Company makes provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Such provisions are reviewed at least quarterly and adjusted to reflect the impact of settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of the Company’s operations of that period and on its cash flows and liquidity.

23. Subsequent Event

On January 10, 2017, the bankruptcy court approved a debtor-in-possession credit agreement whereby the Company has agreed to provide up to $2.8 million to LENSAR so that it can continue to operate its business during the remainder of the Chapter 11 case.

On January 23, 2017, the Company and its wholly-owned subsidiary, DFM, LLC entered into an Intellectual Property Assignment Agreement with Hong Kong Haisco Pharmaceutical Co., Limited (“Haisco”), a Chinese pharmaceutical company, whereby Haisco acquired former Direct Flow Medical clinical, regulatory and commercial information and intellectual property rights exclusively in China for $7.0 million.

On March 1, 2017, the Company announced that its board of directors has authorized the repurchase of up to $30.0 million of the Company's common stock through March 2018.

24. Quarterly Financial Data (Unaudited, In Thousands, Except Per Share Data)

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total revenues	$66,492	$53,638	$21,047	$103,124
Net income attributable to noncontrolling interests	$(10,336)	$13,907	$4,148	$55,887
Net income per basic share	$(0.06)	$0.08	$0.03	$0.34
Net income per diluted share	$(0.06)	$0.08	$0.03	$0.34

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total revenues	$178,058	$124,618	$138,066	$149,706
Net income attributable to noncontrolling interests	$100,574	$69,459	$78,264	$84,498
Net income per basic share	$0.61	$0.42	$0.48	$0.52
Net income per diluted share	$0.61	$0.42	$0.47	$0.50

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016 at the reasonable assurance level.

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

Our independent registered public accountants, PricewaterhouseCoopers LLP, audited the Consolidated Financial Statements included in this Annual Report and have issued an audit report on the effectiveness of our internal control over financial reporting. The report on the audit of internal control over financial reporting, and the report on the audit of the Consolidated Financial Statements appears in Item 8, “Financial Statements and Supplementary Data.”

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We excluded Noden Pharma USA, Inc. and Noden Pharma DAC and its subsidiaries (“Noden”) from our assessment of internal control over financial reporting as of December 31, 2016 because it was acquired in a business combination during 2016. Noden are a majority owned subsidiaries whose total assets represent approximately 26% of consolidated total assets as of December 31, 2016, and whose total revenues represent approximately 13% of consolidated total revenues for the year ended December 31, 2016. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope in the year of acquisition.

PricewaterhouseCoopers LLP has independently assessed the effectiveness of our internal control over financial reporting and its report is included under Item 8, “Financial Statements and Supplementary Data”.

Changes in Internal Control over Financial Reporting

On July1, 2016, we acquired Noden Products through our subsidiary, Noden Pharma DAC. We are in the process of integrating the acquired Noden Products and our management is in the process of evaluating any related changes to our internal control over financial reporting as a result of this integration. Except for any changes relating to this integration, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the year ended December 31, 2016, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our next Annual Meeting of Stockholders (the “Proxy Statement”), which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2016.

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be contained in the Proxy Statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this Item 11 will be contained in the Proxy Statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be contained in the Proxy Statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be contained in the Proxy Statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be contained in the Proxy Statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements - See Index to Consolidated Financial Statements at Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

The financial statement schedules are omitted because the information is not applicable, not required under the instructions, or the information requested is set forth in our Consolidated Financial Statements or related notes thereto.

(3)	Exhibits required by Item 601 of Regulation S-K

The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDL BIOPHARMA, INC.

By:	/S/ JOHN P. MCLAUGHLIN
John P. McLaughlin
President and Chief Executive Officer

Date:	March 1, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN P. MCLAUGHLIN	President and Chief Executive Officer (Principal Executive Officer)	March 1, 2017
(John P. McLaughlin)

/S/ PETER S. GARCIA	Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2017
(Peter S. Garcia)

/S/ STEFFEN PIETZKE	Controller and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2017
(Steffen Pietzke)

/S/ PAUL EDICK	Director	March 1, 2017
(Paul Edick)

/S/ DAVID GRYSKA	Director	March 1, 2017
(David Gryska)

/S/ JODY S. LINDELL	Director	March 1, 2017
(Jody S. Lindell)

/S/ DR. SAMUEL SAKS	Director	March 1, 2017
(Dr. Samuel Saks)

/S/ PAUL W. SANDMAN	Director	March 1, 2017
(Paul W. Sandman)

/S/ HAROLD E. SELICK	Director	March 1, 2017
(Harold E. Selick)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

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

4.5
Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., dated February 12, 2014 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 12, 2014)

4.6
Supplemental Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., dated February 12, 2014 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 12, 2014)

4.7
Second Supplemental Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., dated February 28, 2014 (incorporated by reference to Exhibit 4.9 to Annual Report on Form 10-K filed March 3, 2014)

4.8
Indenture between the Company and the Bank of New York Mellon Trust Company, N.A., dated November 22, 2016 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed November 28, 2016)

4.9
Supplemental Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., dated November 22, 2016 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed November 28, 2016)

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

10.30
Form of Exchange Agreement between the Company and certain holders of the Company’s 2.875% Convertible Senior Notes due February 15, 2015 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 2, 2012)

10.31	Lease Agreement between 932936, LLC and the Company, dated April 17, 2012 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 3, 2012)

10.32	Revenue Interests Purchase Agreement between the Company and AxoGen, Inc., dated October 5, 2012 (incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-K filed March 1, 2013)†

10.33	Credit Agreement between the Company and Wellstat Diagnostics, LLC, dated November 2, 2012 (incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-K filed March 1, 2013)†

10.34*	Offer Letter between the Company and Peter Garcia, dated March 27, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 29, 2013)

10.35*	2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 9, 2013)

10.36*	Offer Letter between the Company and David Montez, executed July 4, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 24, 2013)

10.37	Credit Agreement between the Company and Avinger, Inc., dated April 18, 2013 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 8, 2013)†

10.38
Amended and Restated Credit Agreement between the Company and Wellstat Diagnostics, LLC, dated August 15, 2013 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed November 6, 2013)†

10.39
Form of Exchange Agreement between the Company and certain holders of the Company’s 2.875% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 7, 2014)

10.40
Form of Purchase Agreement between the Company and a certain holder of the Company’s 2.875% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 7, 2014)

10.41	Form of Credit Agreement between the Company and certain borrowers (incorporated by reference to Exhibit 10.56 to Annual Report on Form 10-K filed March 3, 2014)

10.42
Credit Agreement among the Company, as borrower, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent, dated as of October 28, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 30, 2013)

10.43
Royalty Purchase and Sale Agreement between the Company and Depomed, Inc. and Depo DR Sub, LLC, dated October 18, 2013 (incorporated by reference to Exhibit 10.58 to Annual Report on Form 10-K filed March 3, 2014)†

10.44*	2014 Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 12, 2014)

10.45
Settlement Agreement among Genentech, Inc., F. Hoffman-la Roche Ltd. and the Company, dated January 31, 2014 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 12, 2014)†

10.46
Summary of omitted Credit Agreement between PDL BioPharma, Inc. and Paradigm Spine, LLC, dated February 14, 2014 (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed May 12, 2014)

10.47	Note Purchase Agreement between the Company and Accel 300, LLC, dated April 1, 2014 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 18, 2014)

10.48*	2014/18 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed August 18, 2014)

10.49	First Amendment to Lease Agreement between 932936, LLC and the Company, effective May 27, 2014 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 18, 2014)

10.50
First Amendment to Amended and Restated Credit Agreement between the Company and Wellstat Diagnostics, LLC, dated June 19, 2014 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed August 18, 2014)†

10.51
Amendment No. 1 to Credit Agreement among the Company, as borrower, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent, dated as of October 28, 2013 (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed August 18, 2014)

10.52
Amendment No. 2 to Credit Agreement among the Company, as borrower, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent, dated as of July 2, 2014 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 7, 2014)

10.53
Second Amendment to Amended and Restated Credit Agreement between the Company and Wellstat Diagnostics, LLC, dated August 21, 2014 (incorporated by reference to Exhibit 10.64 to Annual Report on Form 10-K filed February 23, 2015)†

10.54
Third Amendment to Amended and Restated Credit Agreement between the Company and Wellstat Diagnostics, LLC, dated November 4, 2014 (incorporated by reference to Exhibit 10.65 to Annual Report on Form 10-K filed February 23, 2015)†

10.55	Exchange Agreement between Tang Capital Partners, LP and the Company, dated October 20, 2014 (incorporated by reference to Exhibit 10.66 to Annual Report on Form 10-K filed February 23, 2015)

10.56	Schedule of Amendment to Omitted Credit Amendment between PDL BioPharma, Inc. and Direct Flow Medical (incorporated by reference to Exhibit 10.67 to Annual Report on Form 10-K filed February 23, 2015)

10.57
Credit Agreement among the Company, as borrower, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent, dated as of March 31, 2015 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 1, 2015)

10.58*	2015 Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 6, 2015)

10.59*	2015/19 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 6, 2015)

10.60*
Employment Separation and Consultant Agreement between the Company and David L. Montez, executed April 21, 2015 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 5, 2015)

10.61*	Offer Letter between the Company and Steffen Pietzke, executed May 19, 2015 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 24, 2015)

10.62	Second Amendment to Lease Agreement between 932936, LLC and the Company, effective May 19, 2015 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 5, 2015)

10.63*	Amended and Restated 2005 Equity Incentive Plan effective May 28, 2015 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed August 5, 2015)

10.64*	Amended and Restated 2015 Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed November 4, 2015)

10.65*	Amended and Restated 2015/19 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed November 4, 2015)

10.66
Revenue Interest Assignment Agreement, dated as of July 28, 2015, between ARIAD Pharmaceuticals, Inc. and the Company (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed November 4, 2015)†

10.67	Schedule of Amendments to Omitted Credit Amendments between PDL BioPharma, Inc. and LENSAR, Inc. and between PDL BioPharma, Inc. and Paradigm Spine, LLC

10.68*	2016 Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 4, 2016)

10.69*	2016/20 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 4, 2016)

10.70
Asset Purchase Agreement between Novartis AG, Novartis Pharma AG, Speedel Holding AG and Noden Pharma DAC, dated as of May 24, 2016 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed August 3, 2016)†

10.71
Schedule of Amendment to Omitted Credit Agreement between PDL BioPharma, Inc. and Direct Flow Medical, Inc. (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed August 4, 2016)

10.72
Amendment No. 1 to RIAA between ARIAD Pharmaceuticals, Inc. and PDL BioPharma, Inc., dated as of May 9, 2016 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 4, 2016)†

10.73	Supply Agreement between Novartis Pharma AG and Noden Pharma DAC, dated as of May 24, 2016 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed August 4, 2016)†

10.74
Noden Pharma DAC Investment and Stockholders’ Agreement by and among Noden Pharma DAC, PDL BioPharma, Inc., Elie Farah and other Persons listed on Annex A thereto, dated as of July 1, 2016 (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed August 4, 2016)†

10.75#	Schedule of Amendment to Omitted Credit Amendment between PDL BioPharma, Inc. and LENSAR, Inc.

12.1#	Ratio of Earnings to Fixed Charges

21.1#	Subsidiaries of the Registrant

23.1#	Consent of Independent Registered Public Accounting Firm

31.1#	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1#+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

____________________________________

#	Filed herewith.

*	Management contract or compensatory plan or arrangement.

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