Form 10-Q
period 2017-03-31
PDL BIOPHARMA, INC.
filed 2017-05-03
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 (Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of April 24, 2017, there were 160,984,446 shares of the registrant’s Common Stock outstanding.

 PDL BIOPHARMA, INC.
2017 Form 10-Q
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
 PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Revenues
Royalties from Queen et al. patents	$14,156	$121,455
Royalty rights - change in fair value	13,146	(27,102)
Interest revenue	5,457	8,964
Product revenue, net	12,581	—
License and other	100	(193)
Total revenues	45,440	103,124

Operating expenses
Cost of product revenue (excluding intangible asset amortization)	2,552	—
Amortization of intangible assets	6,015	—
General and administrative	12,576	9,846
Sales and marketing	2,584	—
Research and development	1,766	—
Change in fair value of anniversary payment and contingent consideration	1,442	—
Total operating expenses	26,935	9,846
Operating income	18,505	93,278

Non-operating expense, net
Interest and other income, net	212	113
Interest expense	(4,971)	(4,550)
Total non-operating expense, net	(4,759)	(4,437)

Income before income taxes	13,746	88,841
Income tax expense	6,552	32,954
Net income	7,194	55,887
Less: Net income/(loss) attributable to noncontrolling interests	(47)	—
Net income attributable to PDL’s shareholders	$7,241	$55,887

Net income per share
Basic	$0.04	$0.34
Diluted	$0.04	$0.34
Weighted average shares outstanding
Basic	163,745	163,701
Diluted	163,992	163,835
Cash dividends declared per common share	$—	$0.05

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2017	2016

Net income	$7,194	$55,887

Other comprehensive income (loss), net of tax
Change in unrealized gains on investments in available-for-sale securities:
Change in fair value of investments in available-for-sale securities, net of tax	—	107
Adjustment for net (gains) losses realized and included in net income, net of tax	—	(124)
Total change in unrealized gains on investments in available-for-sale securities, net of tax(a)	—	(17)
Change in unrealized gains (losses) on cash flow hedges:
Adjustment to royalties from Queen et al. patents for net (gains) losses realized and included in net income, net of tax	—	(1,821)
Total change in unrealized losses on cash flow hedges, net of tax(b)	—	(1,821)
Total other comprehensive income/(loss), net of tax	—	(1,838)
Comprehensive income	7,194	54,049
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(47)	—
Comprehensive income attributable to PDL’s shareholders	$7,241	$54,049
 ______________________________________________
(a) Net of tax of zero and ($9) for the three months ended March 31, 2017 and 2016, respectively.
(b) Net of tax of zero and ($981) for the three months ended March 31, 2017 and 2016, respectively.

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	December 31,
	2017	2016
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$314,327	$147,154
Short-term investments	19,991	19,987
Receivables from licensees and other	21,679	40,120
Notes receivable	103,622	111,182
Investments-other	75,000	75,000
Inventory	3,533	2,884
Prepaid and other current assets	5,867	1,704
Total current assets	544,019	398,031
Property and equipment, net	846	38
Royalty rights - at fair value	293,801	402,318
Notes and other receivables, long-term	157,403	159,768
Long-term deferred tax assets	11,658	19,257
Intangible assets, net	222,527	228,542
Other assets	7,519	7,433
Total assets	$1,237,773	$1,215,387

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,956	$7,016
Accrued liabilities	36,800	30,575
Accrued income taxes	9,309	4,723
Anniversary payment	88,493	88,001
Convertible notes payable	122,692	—
Total current liabilities	275,250	130,315
Convertible notes payable	112,426	232,443
Contingent consideration	43,600	42,650
Other long-term liabilities	43,561	54,556
Total liabilities	474,837	459,964

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 350,000 shares authorized; 163,724 and 165,538 shares issued and outstanding at March 31, 2017, and December 31, 2016, respectively	1,637	1,655
Additional paid-in capital	(113,707)	(107,628)
Treasury stock, at cost	(1,305)	—
Retained earnings	872,078	857,116
Total PDL’s stockholders’ equity	758,703	751,143
Noncontrolling interests	4,233	4,280
Total stockholders’ equity	762,936	755,423
Total liabilities and stockholders’ equity	$1,237,773	$1,215,387
See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$7,194	$55,887
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible notes and term loan offering costs	2,675	2,461
Amortization of intangible assets	6,015	—
Change in fair value of royalty rights - at fair value	(13,146)	27,102
Change in fair value of derivative asset	(100)	329
Change in fair value of anniversary payment and contingent consideration	1,442	—
Other amortization, depreciation and accretion of embedded derivative	66	9
Gain on sale of available-for-sale securities	(44)	(136)
Inventory obsolesence	112	—
Stock-based compensation expense	1,112	786
Deferred income taxes	15,321	(8,215)
Changes in assets and liabilities, net of affects of business acquired:
Accounts receivable	12,441	—
Receivables from licensees and other	6,000	—
Prepaid and other current assets	(2,073)	(430)
Accrued interest on notes receivable	(75)	(1,951)
Inventory	(761)	—
Other assets	16	(2,439)
Accounts payable	10,932	268
Accrued liabilities	4,944	(1,169)
Accrued income taxes	4,586	17,647
Other long-term liabilities	(10,875)	2,357
Net cash provided by operating activities	45,782	92,506
Cash flows from investing activities
Purchase of investments	(15,975)	—
Proceeds from sales of available-for-sale securities	16,015	273
Proceeds from royalty rights - at fair value	13,494	17,221
Sale of royalty rights - at fair value	108,169	—
Purchase of notes receivable	—	(5,000)
Proceeds from sales of assets held for sale	7,890	—
Purchase of property and equipment	(534)	—
Net cash provided by investing activities	129,059	12,494
Cash flows from financing activities
Repayment of term loan	—	(25,000)
Cash dividends paid	(21)	(8,233)
Repurchase and retirement of common stock	(7,647)	—
Net cash used in financing activities	(7,668)	(33,233)
Net increase in cash and cash equivalents	167,173	71,767
Cash and cash equivalents at beginning of the period	147,154	218,883
Cash and cash equivalents at end of period	$314,327	$290,650

Supplemental cash flow information
Cash paid for income taxes	$120	$22,000
Cash paid for interest	$2,529	$5,001

Supplemental schedule of non-cash investing and financing activities
Warrants received for notes receivable	$—	$443
Repurchase of common stock, settled in April 2017	$868	$—
Fixed assets purchase, not yet paid	$(288)	$—
Asset held for sale reclassified from notes receivable to other assets	$10,000	$—
See accompanying notes.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of PDL Biopharma, Inc. and its subsidiaries (collectively, the “Company” or “PDL”) have been prepared in accordance with Generally Accepted Accounting Principles (United States) (“GAAP”) for interim financial information. The financial statements include all adjustments (consisting only of normal recurring adjustments), that management of the Company believes are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

The accompanying unaudited Condensed Consolidated Financial Statements and related financial information should be read in conjunction with the Company’s audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2016, included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2017. The Condensed Consolidated Balance Sheet at December 31, 2016, has been derived from the audited Consolidated Financial Statements at that date, but does not include all disclosures required by GAAP.

There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, that are of significance, or potential significance to the Company.

Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, intended to improve the accounting for share-based payment transactions as part of its simplification initiative. The ASU requires entities to record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the statement of income. The recognition of excess tax benefits and deficiencies and changes to diluted earnings per share are to be applied prospectively.  For tax benefits that were not previously recognized because the related tax deduction had not reduced taxes payable, the Company recorded a $7.7 million cumulative-effect adjustment in retained earnings as of the beginning of 2017, the year of adoption. The Company applied the presentation changes for excess tax benefits from financing activities to operating activities in the statement of cash flows using a prospective transition method. The guidance allows for an election to recognize forfeitures as they occur rather than on an estimated basis. The Company will continue to account for forfeitures on an estimated basis. During the period ended March 31, 2017, there were no excess tax benefits recognized in the Consolidated Statement of Income and classified as an operating activity in the Condensed Consolidated Statement of Cash Flows.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, included in ASC Topic 805, Business Combinations, which revises the definition of a business. The revised definition clarifies that outputs must be the result of inputs and substantive processes that provide goods or services to customers, other revenue, or investment income. The guidance will be effective for the Company's annual and interim reporting periods beginning January 1, 2018, and early adoption is permitted. The Company adopted the new definition of a business during the first quarter of 2017, and it did not have a material impact on its business practices, financial condition, results of operations, or disclosures.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard can be applied either retrospectively to each prior reporting period presented (i.e., full retrospective adoption) or with the cumulative effect of initially applying the update recognized at the date of the initial application (i.e., modified retrospective adoption) along with additional disclosures. This new standard will replace most of the existing revenue recognition guidance in GAAP when it becomes effective. The new standard, as amended, becomes effective for the Company in the first quarter of fiscal year 2018, but allows the Company to adopt the standard one year earlier if it so chooses. The Company currently anticipates adopting this standard using the full retrospective method to restate each prior period presented. The Company is evaluating the timing and the impact of adopting this standard to its Condensed Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which seeks to increase transparency and comparability among organizations by, among other things, recognizing lease assets and lease liabilities on the balance sheet for leases classified as operating leases under previous GAAP and disclosing key information about leasing arrangements. ASU No. 2016-02 becomes effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the provisions of ASU No. 2016-02 and assessing the impact, if any, it may have on the Company’s Condensed Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The new guidance amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. ASU No. 2016-13 has an effective date of the fiscal years beginning December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating ASU 2016-13 and assessing the impact, if any, it may have to the Company’s consolidated results of operations, financial position and cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The new standard provides for specific guidance how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods with those years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating ASU 2016-15 and assessing the impact, if any, it may have to the Company’s Condensed Consolidated Statement of Cash Flows.

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory in the period in which the transfer occurs. The new standard is effective for public business entities for annual periods beginning after December 15, 2017 (i.e. 2018 for a calendar-year entity). Early adoption is permitted for all entities as of the beginning of an annual period. The guidance is to be applied using a modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. The Company is currently analyzing the impact of ASU No. 2016-16 on the Company’s Condensed Consolidated Financial Statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which requires entities to show the changes in total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions on the balance sheet. The reconciliation can either be presented either on the face of the statement of cash flows or in the notes to the financial statements.  The new standard is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods therein and is to be applied retrospectively. Early adoption is permitted. The Company is currently analyzing the impact of ASU No. 2016-18 on the Company’s Condensed Consolidated Financial Statements.

2. Net Income per Share

	Three Months Ended
	March 31,
Net Income per Basic and Diluted Share:	2017	2016
(in thousands except per share amounts)
Numerator
Income attributable to PDL’s shareholders used to compute net income per basic and diluted share	$7,241	$55,887

Denominator
Total weighted average shares used to compute net income attributable to PDL’s shareholders, per basic share	163,745	163,701
Restricted stock outstanding	247	134
Shares used to compute net income attributable to PDL’s shareholders, per diluted share	163,992	163,835

Net income attributable to PDL’s shareholders per share - basic	$0.04	$0.34
Net income attributable to PDL’s shareholders per share - diluted	$0.04	$0.34

The Company computes net income per diluted share using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of net income per diluted share include shares that may be issued pursuant to outstanding stock options and restricted stock awards, the 4.0% Convertible Senior Notes due February 1, 2018 (the “February 2018 Notes”) and the 2.75% Convertible Senior Notes due December 1, 2021 (the “December 2021 Notes”), in each case, on a weighted average basis for the period that the notes were outstanding, including the effect of adding back interest expense and the underlying shares using the if converted method.

February 2018 Notes Purchased Call Option and Warrant Potential Dilution

The Company excluded from its calculation of net income per diluted share 12.2 million and 23.8 million shares for the three months ended March 31, 2017 and 2016, respectively, for warrants issued in February 2014, because the exercise price of the warrants exceeded the volume-weighted average share price (“VWAP”) of the Company’s common stock and conversion of the underlying February 2018 Notes is not assumed, therefore no stock would be issuable upon conversion; however, these securities could be dilutive in future periods. The purchased call options issued in February 2014 will always be anti-dilutive; therefore 13.8 million and 26.9 million shares were excluded from the calculation of net income per diluted share for the three months ended March 31, 2017 and 2016, respectively, and were excluded from the calculation of net income per diluted share. For information related to the conversion rates on the Company’s convertible debt, see Note 12.

December 2021 Notes Capped Call Potential Dilution

In November 2016, the Company issued $150.0 million in aggregate principal of the December 2021 Notes, which provide in certain situations for the conversion of the outstanding principal amount of the December 2021 Notes into shares of the Company’s common stock at a predefined conversion rate. See Note 12, “Convertible Notes and Term Loans”, for additional information. In conjunction with the issuance of the December 2021 Notes, the Company entered into a capped call transaction with a hedge counterparty. The capped call transaction is expected generally to reduce the potential dilution, and/or offset, to an extent, the cash payments the Company may choose to make in excess of the principal amount, upon conversion of the December 2021 Notes. The Company has excluded the capped call transaction from the diluted EPS computation as such securities would have an antidilutive effect and those securities should be considered separately rather than in the aggregate in determining whether their effect on diluted EPS would be dilutive or antidilutive. For additional information regarding the capped call transaction related to the Company’s December 2021 Notes, see Note 12.

Anti-Dilutive Effect of Restricted Stock Awards

For the three months ended March 31, 2017 and 2016, the Company excluded approximately 1,719,000 and 1,039,000 shares underlying restricted stock awards, respectively, calculated on a weighted average basis, from its net income per diluted share calculations because their effect was anti-dilutive.

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

The following tables present the fair value of the Company’s financial instruments measured at fair value on a recurring basis by level within the valuation hierarchy.

	March 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(In thousands)
Financial assets:
Money market funds	$45	$—	$—	$45	$4	$—	$—	$4
Certificates of deposit	—	75,000	—	75,000	—	75,000	—	75,000
Commercial paper	—	19,991	—	19,991	—	19,987	—	19,987
Warrants	—	178	—	178	—	78	—	78
Royalty rights - at fair value	—	—	293,801	293,801	—	—	402,318	402,318
Total	$45	$95,169	$293,801	$389,015	$4	$95,065	$402,318	$497,387

Financial liabilities:
Anniversary payment	$—	$—	$88,493	$88,493	$—	$—	$88,001	$88,001
Contingent consideration	—	—	43,600	43,600	—	—	42,650	42,650
Total	$—	$—	$132,093	$132,093	$—	$—	$130,651	$130,651

As of March 31, 2017, the Company held $75.0 million in a short-term certificate of deposit, which is designated as cash collateral for the letter of credit issued with respect to the first anniversary payment under the Noden Purchase Agreement. There have been no transfers between levels during the three-month periods ended March 31, 2017 and December 31, 2016. The Company recognizes transfers between levels on the date of the event or change in circumstances that caused the transfer.

Certificates of Deposit

The fair value of the certificates of deposit is determined using quoted market prices for similar instruments and non-binding market prices that are corroborated by observable market data.

Commercial Paper

Commercial paper securities consist primarily of U.S. corporate debt holdings. The fair value of commercial paper securities is estimated using recently executed transactions or market quoted prices, where observable. Independent pricing sources are also used for valuation.

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

The rights acquired include Depomed’s royalty and milestone payments accruing from and after October 1, 2013: (a) from Santarus, Inc. (“Santarus”) (which was subsequently acquired by Salix Pharmaceuticals, Inc. (“Salix), which itself was acquired by Valeant Pharmaceuticals International, Inc. (“Valeant”)) with respect to sales of Glumetza (metformin HCL extended-release tablets) in the United States; (b) from Merck & Co., Inc. with respect to sales of Janumet® XR (sitagliptin and metformin HCL extended-release tablets); (c) from Janssen Pharmaceutica N.V. with respect to potential future development milestones and sales of its recently approved fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin tablets, marketed as Invokamet XR®; (d) from Boehringer Ingelheim with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to Depomed’s license agreement with Boehringer Ingelheim, including its recently approved product, Jentadueto XR®; and (e) from LG Life Sciences and Valeant for sales of extended-release metformin tablets in Korea and Canada, respectively.

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

As of March 31, 2017, and December 31, 2016, the Company determined that its royalty purchase interest in Depo DR Sub represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Depo DR Sub that most significantly impact Depo DR Sub’s economic performance and is not the primary beneficiary of Depo DR Sub; therefore, Depo DR Sub is not subject to consolidation by the Company.

The financial asset acquired represents a single unit of accounting. The fair value of the financial asset acquired was determined by using a discounted cash flow analysis related to the expected future cash flows to be generated by each licensed product. This financial asset is classified as a Level 3 asset within the fair value hierarchy, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future commercialization for products not yet approved by the U.S. Food and Drug Administration (“FDA”) or other regulatory agencies. The discounted cash flows are based upon expected royalties from sales of licensed products over a nine-year period. The discount rates utilized range from approximately 15% to 25%. Significant judgment is required in selecting appropriate discount rates. At March 31, 2017, an evaluation was performed to assess those rates and general market conditions potentially affecting the fair market value. Should these discount rates increase or decrease by 2.5%, the fair value of the asset could decrease by $12.2 million or increase by $13.9 million, respectively. A third-party expert was engaged to help management develop its original estimate of the expected future cash flows. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from those estimates. The Company periodically assesses the expected future cash flows and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than the original estimates, the Company will adjust the estimated fair value of the asset. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $4.0 million, respectively.

When the Company acquired the Depomed royalty rights, Glumetza was marketed by Santarus. In January 2014, Salix acquired Santarus and assumed responsibility for commercializing Glumetza, which was generally perceived to be a positive development because of Salix’s larger sales force and track record in the successful commercialization of therapies. In late 2014, Salix made a number of disclosures relating to an excess of supply at the distribution level of Glumetza and other drugs that it commercialized and the practices leading to this excess of supply which were under review by Salix’s audit committee in relation to the related accounting practices. Because of these disclosures and the Company’s lack of direct access to information as to the levels of inventory of Glumetza in the distribution channels, the Company commenced a review of all public statements by Salix, publicly available historical third-party prescription data, analyst reports and other relevant data sources. The Company also engaged a third-party expert to specifically assess estimated inventory levels of Glumetza in the distribution channel and to ascertain the potential effects those inventory levels may have on expected future cash flows. Salix was acquired by Valeant in early April 2015. In mid-2015, Valeant implemented two price increases on Glumetza. At year-end 2015, a third-party expert was engaged by the Company to assess the impact of the Glumetza price adjustments and near-term market entrance of generic equivalents to the expected future cash flows. Based on the analysis performed, management revised the underlying assumptions used in the discounted cash flow analysis at year-end 2015. In February and August of 2016, a total of three generic equivalents to Glumetza entered the market. At December 31, 2016, management re-evaluated, with assistance of a third-party expert, the erosion of market share data, the gross-to-net revenue adjustment assumptions and Glumetza demand data. These data and assumptions are based on available but limited information. The Company’s expected future cash flows as of March 31, 2017 have been adjusted based on the demand and supply data of Glumetza.

As of March 31, 2017, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date. The Company continues to monitor whether the generic competition further affects sales of Glumetza and thus royalties on such sales paid to the Company. Due to the uncertainty around Valeant’s marketing and pricing strategy, as well as the recent generic competition and limited historical demand data after generic market entrance, the Company may need to further reduce future cash flows in the event of more rapid reduction in market share of Glumetza or a further erosion in net pricing. In January 2016, the Company exercised its audit right under the Depomed Royalty Agreement with respect to the Glumetza royalties. The information initially provided by Valeant to the independent auditors engaged to perform the royalty audit was substantially incomplete, and the Company has since identified the information necessary to complete the audit to Valeant and is awaiting the provision of the necessary and missing information.

On May 31, 2016, the Company obtained a notification indicating that the FDA approved Jentadueto XR for use in patients with Type 2 diabetes. In June 2016, the Company received a $6.0 million FDA approval milestone. The product approval was earlier than initially expected. Based on the FDA approval and anticipated timing of the product launch, the Company adjusted the timing of future cash flows and discount rate used in the discounted cash flow model at June 30, 2016. At December 31, 2016, management re-evaluated, with assistance of a third-party expert, the cash flow assumptions for Jentadueto XR and revised the discounted cash flow model. As of March 31, 2017, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date.

On September 21, 2016, the Company obtained a notification indicating that the FDA approved Invokamet XR for use in patients with Type 2 diabetes. The product approval triggered a $5.0 million approval milestone payment to the Company. Based on the FDA approval and timing of the product launch, the Company adjusted the timing of future cash flows and discount rate used in the discounted cash flow model at March 31, 2017.

On December 13, 2016, the Company obtained a notification indicating that the FDA approved Synjardy XR for use in patients with Type 2 diabetes. The product approval triggered a $6.0 million approval milestone payment to the Company. Based on the FDA approval and expected product launch, the Company adjusted the timing of future cash flows and discount rate used in the discounted cash flow model at March 31, 2017. In April 2017, Boehringer Ingelheim launched Synjardy XR.

As of March 31, 2017, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $161.6 million and the maximum loss exposure was $161.6 million.

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

The fair value of the royalty right at March 31, 2017, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a nine-year period. The discount rate utilized was approximately 17.5%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.2 million or increase by $1.4 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $0.4 million, respectively. A third-party expert was engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. At each reporting period, an evaluation is performed to assess those estimates, discount rates utilized and general market conditions affecting fair market value.

As of March 31, 2017, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $15.2 million and the maximum loss exposure was $15.2 million.

U-M Royalty Agreement

On November 6, 2014, the Company acquired a portion of all royalty payments of the Regents of the University of Michigan’s (“U-M”) worldwide royalty interest in Cerdelga (eliglustat) for $65.6 million pursuant to the Royalty Purchase and Sale Agreement with U-M (the “U-M Royalty Agreement”). Under the terms of the U-M Royalty Agreement, the Company will receive 75% of all royalty payments due under U-M’s license agreement with Genzyme Corporation, a Sanofi company (“Genzyme”) until expiration of the licensed patents, excluding any patent term extension. Cerdelga, an oral therapy for adult patients with Gaucher disease type 1, was developed by Genzyme. Cerdelga was approved in the United States on August 19, 2014, in the European Union on January 22, 2015, and in Japan in March 2015. In addition, marketing applications for Cerdelga are under review by other regulatory authorities. While marketing applications have been approved in the European Union and Japan, national pricing and reimbursement decisions are delayed in some countries. At June 30, 2016, a third-party expert was engaged by the Company to assess the impact of the delayed pricing and reimbursement decisions to Cerdelga’s expected future cash flows. Based on the analysis performed, management revised the underlying assumptions used in the discounted cash flow analysis at period end.

The fair value of the royalty right at March 31, 2017 was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a six-year period. The discount rate utilized was approximately 12.8%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $2.3 million or increase by $2.5 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $0.9 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of March 31, 2017, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $35.7 million and the maximum loss exposure was $35.7 million.

ARIAD Royalty Agreement

On July 28, 2015, the Company entered into the revenue interest assignment agreement (the “ARIAD Royalty Agreement”) with ARIAD Pharmaceuticals, Inc. (“ARIAD”), whereby the Company acquired the rights to receive royalties from ARIAD’s net revenues generated by the sale, distribution or other use of Iclusig® (ponatinib), a cancer medicine for the treatment of adult patients with chronic myeloid leukemia, in exchange for up to $200.0 million in cash payments. The purchase price of $100.0 million was payable in two tranches of $50.0 million each, with the first tranche having been funded on July 28, 2015 and the second tranche having been funded on July 28, 2016. Upon the occurrence of certain events, including a change of control of ARIAD, the Company had the right to require ARIAD to repurchase the royalty rights for a specified amount. The Company elected the fair value option to account for the hybrid instrument in its entirety. Any embedded derivative shall not be separated from the host contract. The asset acquired pursuant to the ARIAD Royalty Agreement represents a single unit of accounting.

In January 2017, Takeda Pharmaceutical Company Limited (“Takeda”) announced that it had entered into a definitive agreement to acquire ARIAD. The acquisition was consummated on February, 16, 2017 and the Company exercised its put option on the same day, which resulted in an obligation by Takeda to pay the Company a 1.2x multiple of the $100.0 million funded by the Company under the ARIAD Royalty Agreement, less royalty payments already received by the Company.

On March 30, 2017, Takeda fulfilled its obligations under the put option and paid the Company the repurchase price of $108.2 million for the royalty rights under the ARIAD Royalty Agreement.

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

As of March 31, 2017, and December 31, 2016, the Company determined that its royalty rights under the AcelRx Royalty Agreement represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of ARPI LLC that most significantly impact ARPI LLC’s economic performance and is not the primary beneficiary of ARPI LLC; therefore, ARPI LLC is not subject to consolidation by the Company.

The fair value of the royalty right at March 31, 2017 was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a fourteen-year period. The discount rate utilized was approximately 13.4%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $10.2 million or increase by $12.8 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $1.7 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. At each reporting period, an evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of March 31, 2017, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $69.6 million and the maximum loss exposure was $69.6 million.

Dr. Stephen Hoffman is the President of 10x Capital, Inc., a third-party consultant to the Company, and is also a member of the board of directors of AcelRx. Dr. Hoffman recused himself from the AcelRx board of directors with respect to the entirety of its discussions and considerations of the transaction. Dr. Hoffman was compensated for his contribution to consummate this transaction by the Company as part of his consulting agreement with the Company. The Company concluded Dr. Hoffman is not considered a related party in accordance with FASB Accounting Standard Codification (“ASC”) 850, Related Party Disclosures and SEC Regulation S-X, Related Party Transactions Which Affect the Financial Statements.

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

Under the terms of the Avinger Credit and Royalty Agreement, the Company was entitled to receive royalties at a rate of 1.8% on Avinger’s net revenues until the note receivable was repaid by Avinger. Upon the repayment of the note receivable by Avinger, which occurred on September 22, 2015, the royalty rate was reduced to 0.9%, subject to certain minimum payments from the prepayment date until April 2018. The Company has accounted for the royalty rights in accordance with the fair value option. The fair value of the royalty right at March 31, 2017 was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a one-year period. The discount rate utilized was approximately 15.0%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 5%, the fair value of this asset could decrease by $41,000 or increase by $44,000, respectively. Should the expected royalties increase or decrease by 5%, the fair value of the asset could increase or decrease by $35,000, respectively. Management considered the contractual minimum payments when developing its estimate of the expected future cash flows. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of March 31, 2017, the fair value of the royalty asset as reported in the Company’s Condensed Consolidated Balance Sheet was $1.4 million and the maximum loss exposure was $1.4 million.

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

The fair value of the royalty right at March 31, 2017, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of a licensed product over a nine-year period. The discount rate utilized was approximately 14.4%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.0 million or increase by $1.2 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $258,000, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. At each reporting period, an evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of March 31, 2017, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheets was $10.3 million and the maximum loss exposure was $10.3 million.

The following tables summarize the changes in Level 3 assets and liabilities and the gains and losses included in earnings for the three months ended March 31, 2017:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Royalty Rights Assets

(in thousands)	Royalty Rights - At Fair Value
Fair value as of December 31, 2016		$402,318

Financial instruments settled		(108,169)
Total net change in fair for the period
Change in fair value of royalty rights - at fair value	$13,146
Proceeds from royalty rights - at fair value	$(13,494)
Total net change in fair value for the period		(348)

Fair value as of March 31, 2017		$293,801

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Royalty Rights Assets

	Fair Value as of	Change of	Royalty Rights -	Fair Value as of
(in thousands)	December 31, 2016	Ownership	Change in Fair Value	March 31, 2017
Depomed	$164,070	$—	$(2,432)	$161,638
VB	14,997	—	174	15,171
U-M	35,386	—	299	35,685
ARIAD	108,631	(108,169)	(462)	—
AcelRx	67,483	—	2,113	69,596
Avinger	1,638	—	(248)	1,390
KYBELLA	10,113	—	208	10,321
	$402,318	$(108,169)	$(348)	$293,801

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Liabilities

(in thousands)	Anniversary Payment	Contingent Consideration
Fair value as of December 31, 2016	$(88,001)	$(42,650)

Total net change in fair for the period	(492)	(950)

Fair value as of March 31, 2017	$(88,493)	$(43,600)

The fair value of the contingent consideration was determined using an income approach derived from the Noden Products revenue estimates and a probability assessment with respect to the likelihood of achieving (a) the level of net sales or (b) generic product launch that would trigger the milestone payments. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones being achieved. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the Condensed Consolidated Statements of Income. The change in fair value of the contingent consideration during the period ending March 31, 2017 is due primarily to the passage of time, as there have been no significant changes in the key assumptions used in the fair value calculation during the current period.

Gains and losses from changes in Level 3 assets included in earnings for each period are presented in “Royalty rights - change in fair value” and gains and losses from changes in Level 3 liabilities included in earnings for each period are presented in “Change in fair value of anniversary payment and contingent consideration” as follows:

	Three Months Ended
	March 31,
(in thousands)	2017	2016

Total change in fair value for the period included in earnings for royalty right assets held at the end of the reporting period	$13,146	$(27,102)

Total change in fair value for the period included in earnings for liabilities held at the end of the reporting period	$(1,442)	$—

The following tables present the fair value of assets and liabilities not subject to fair value recognition by level within the valuation hierarchy:

	March 31, 2017			December 31, 2016
	Carrying Value	Fair Value Level 2	Fair Value Level 3	Carrying Value	Fair Value Level 2	Fair Value Level 3
(In thousands)
Assets:
Wellstat Diagnostics note receivable	$50,191	$—	$51,397	$50,191	$—	$52,260
Hyperion note receivable	1,200	—	1,200	1,200	—	1,200
LENSAR note receivable	43,909	—	43,900	43,909	—	43,900
Direct Flow Medical note receivable (1)	—	—	—	10,000	—	10,000
kaléo note receivable	146,670	—	143,511	146,685	—	142,539
CareView note receivable	19,055	—	20,035	18,965	—	19,200
Total	$261,025	$—	$260,043	$270,950	$—	$269,099

Liabilities:
February 2018 Notes	$122,692	$123,918	$—	$121,595	$123,918	$—
December 2021 Notes	112,426	132,096	—	110,848	122,063	—
Total	$235,118	$256,014	$—	$232,443	$245,981	$—

(1) As a result of the foreclosure proceedings, the Company obtained ownership of most of the Direct Flow Medical assets through the Company’s wholly-owned subsidiary, DFM, LLC. Those assets are held for sale and carried at the lower of carrying amount or fair value, less estimated selling cost, as of March 31, 2017. For a further discussions on this topics, see Note 7.

As of March 31, 2017 and December 31, 2016, the estimated fair values of the kaléo, Inc. note receivable, Hyperion Catalysis International, Inc. note receivable, LENSAR, Inc. note receivable and CareView Communications Inc. note receivable were determined using one or more discounted cash flow models, incorporating expected payments and the interest rate extended on the notes receivable, with fixed interest rates and incorporating expected payments for notes receivable with a variable rate of return.

When deemed necessary, the Company engages a third-party valuation expert to assist in evaluating its investments and the related inputs needed to estimate the fair value of certain investments. The Company determined its notes receivable assets are Level 3 assets as the Company’s valuations utilized significant unobservable inputs, including estimates of future revenues, discount rates, expectations about settlement, terminal values and required yield. To provide support for the estimated fair value measurements, the Company considered forward-looking performance related to the investment and current measures associated with high yield indices, and reviewed the terms and yields of notes placed by specialty finance and venture firms both across industries and in similar sectors.

The Wellstat Diagnostics note receivable is secured by substantially all assets and equity interests in Wellstat Diagnostics. In addition, the note is subject to a guaranty from the Wellstat Diagnostics Guarantors. The Direct Flow Medical note receivable and LENSAR, Inc. note receivable are secured by substantially all assets in the respective companies. The estimated fair value of the collateral assets was determined by using an asset approach and discounted cash flow model related to the underlying collateral and was adjusted to consider estimated costs to sell the assets.

On March 31, 2017, the carrying values of several of the Company’s notes receivable differed from their estimated fair value. This is the result of discount rates used when performing a discounted cash flow for fair value valuation purposes. The Company determined these notes receivable to be Level 3 assets, as its valuations utilized significant unobservable inputs, estimates of future revenues, expectations about settlement and required yield. To provide support for the fair value measurements, the Company considered forward-looking performance, and current measures associated with high yield and published indices, and reviewed the terms and yields of notes placed by specialty finance and venture firms both across industries and in a similar sector.

The fair values of the Company’s convertible notes were determined using quoted market pricing or dealer quotes.

The following table represents significant unobservable inputs used in determining the estimated fair value of impaired notes receivable investments:

Asset	Valuation Technique	Unobservable Input	March 31, 2017	December 31, 2016

Wellstat Diagnostics
Intellectual Property	Income Approach
		Discount rate	13%	13%
		Royalty amount	$55-74 million	$54-74 million
Real Estate Property	Market Approach
		Annual appreciation rate	4%	4%
		Estimated realtor fee	6%	6%
		Estimated disposal date	12/31/2017	12/31/2017
Direct Flow Medical
All Assets	Income Approach
		Discount rate	N/A	27%
		Implied revenue multiple	N/A	6.9
LENSAR
All Assets	Income Approach
		Discount rate	15.5%	25%
		Implied revenue multiple	1.5-3.0	2.5

At March 31, 2017, the Company had three notes receivable investments on non-accrual status with a cumulative investment cost and fair value of approximately $95.3 million and $96.5 million, respectively, compared to four note receivable investments on non-accrual status at December 31, 2016 with a cumulative investment cost and fair value of approximately $105.3 million and $107.4 million, respectively. For the quarters ended March 31, 2017 and 2016, the Company did not recognize any interest for note receivable investments on non-accrual status. During the three months ended March 31, 2017 and 2016, the Company did not recognize losses on extinguishment of notes receivable.

4. Cash, Cash Equivalents and Short-term Investments

As of March 31, 2017, and December 31, 2016, the Company had invested its excess cash balances primarily in money market funds, and a corporate equity security. The Company’s securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in “Accumulated other comprehensive income” in stockholders’ equity, net of estimated taxes. See Note 3 for fair value measurement information. The cost of securities sold is based on the specific identification method. To date, the Company has not experienced credit losses on investments in these instruments, and it does not require collateral for its investment activities.

The following tables summarize the Company’s cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash and cash equivalents, or short-term investments as of March 31, 2017, and December 31, 2016:

			Reported as:
	Amortized Cost	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
(In thousands)
March 31, 2017
Cash	$314,282	$314,282	$314,282	$—
Money market funds	45	45	45	—
Commercial paper	19,991	19,991	—	19,991
Total	$334,318	$334,318	$314,327	$19,991

December 31, 2016
Cash	$147,150	$147,150	$147,150	$—
Money market funds	4	4	4	—
Commercial paper	19,987	19,987	—	19,987
Total	$167,141	$167,141	$147,154	$19,987

5. Concentration of Credit Risk

Customer Concentration

The percentage of total revenue recognized, which individually accounted for 10% or more of the Company’s total revenues, was as follows:

		Three Months Ended March 31,
Licensee	Product Name	2017	2016
Genentech	Avastin	—%	38%
	Herceptin	—%	38%
	Xolair	—%	13%

Biogen	Tysabri®	31%	14%

Depomed	Glumetza, Janumet XR, Jentadueto XR and Invokamet XR	14%	N/M

N/M	Tekturna, Tekturna HCT, Rasilez and Rasilez HCT	28%	—%

kaléo	Interest revenues	10%	5%
____________________
N/M = Not meaningful

6. Foreign Currency Hedging

The Company designates the foreign currency exchange contracts used to hedge its royalty revenues based on underlying Euro-denominated sales as cash flow hedges. Euro forward contracts are presented on a net basis on the Company’s Condensed Consolidated Balance Sheets as it has entered into a netting arrangement with the counterparty. All Euro forward contracts were classified as cash flow hedges. There were no Euro forward contracts outstanding as of March 31, 2017 or December 31, 2016.

The effect of the Company’s derivative instruments in its Condensed Consolidated Statements of Income and its Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended
	March 31,
	2017	2016
(In thousands)
Net gain (loss) recognized in OCI, net of tax (1)	$—	$—
Gain (loss) reclassified from accumulated OCI into “Queen et al. royalty revenue,” net of tax (2)	$—	$1,821
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

In June 2014, the Company received information from Wellstat Diagnostics showing that it was generally unable to pay its debts as they became due, constituting an event of default under the amended and restated credit agreement. Wellstat Diagnostics entered into a transaction involving another lender, pursuant to which Wellstat Diagnostics obtained additional short-term funding for its operations. At the same time, the Company entered into the first amendment to the amended and restated credit agreement with Wellstat Diagnostics. The material terms of the amendment included the following: (1) Wellstat Diagnostics acknowledged that an event of default had occurred; (2) the Company agreed to forbear from immediately enforcing its rights for up to 60 days, so long as the other lender provided agreed levels of interim funding to Wellstat Diagnostics; and (3) the Company obtained specified additional information rights with regard to Wellstat Diagnostics’ financial matters and investment banking activities.

On August 5, 2014, the Company received notice that the short-term funding being provided pursuant to the agreement with the other lender, entered into during June 2014, was being terminated. Wellstat Diagnostics remained in default because it was still unable to pay its debts as they became due. Accordingly, the Company delivered a notice of default (the “Wellstat Diagnostics Borrower Notice”). The Wellstat Diagnostics Borrower Notice accelerated all obligations under the amended and restated credit agreement and demanded immediate payment in full in an amount equal to approximately $53.9 million (which amount, in accordance with the terms of the amended and restated credit agreement, included an amount that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company), plus accruing fees, costs and interest, and demanded that Wellstat Diagnostics protect and preserve all collateral securing its obligations.

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

On October 14, 2016, the Company sent a notice of default and reference to foreclosure proceedings to certain of the Wellstat Diagnostics Guarantors which are not defendants in the New York action, but which are owners of real estate assets over which a deed of trust in favor of the Company securing the guarantee of the loan to Wellstat Diagnostics had been executed. On March 2, 2017, the Company sent a second notice to foreclose on the real estate assets, and noticed the sale for March 29, 2017. The sale was taken off the calendar by the trustee under the deed of trust and has not been re-scheduled yet. On March

6, 2017, the Company sent a letter to the Wellstat Diagnostics Guarantors seeking information in preparation for a UCC Article 9 sale of some or all of the intellectual property-related collateral of the Wellstat Diagnostics Guarantors. The Wellstat Diagnostics Guarantors did not respond to the Company’s letter, but on March 17, 2017, filed an order to show cause with the New York Supreme Court to enjoin the Company’s sale of the real estate or enforcing its security interests in the Wellstat Diagnostics Guarantors’ intellectual property during the pendency of any action involving the guarantees at issue. The court has not yet decided the Wellstat Diagnostics Guarantor motions.

On October 22, 2015, certain of the Wellstat Diagnostics Guarantors filed a separate complaint against the Company in the Supreme Court of New York seeking a declaratory judgment that certain contractual arrangements entered into between the parties subsequent to Wellstat Diagnostics’ default, and which relate to a split of proceeds in the event that the Wellstat Diagnostics Guarantors voluntarily monetize any assets that are the Company’s collateral, is of no force or effect. This case is currently pending, but further action has been stayed pending a decision by the Supreme Court on whether to coordinate or consolidate the separate actions for pretrial purposes.

Through the period ended March 31, 2017, the Company has advanced to Wellstat Diagnostics $19.1 million to fund the ongoing operations of the business and other associated costs. This funding has been expensed as incurred.

Effective April 1, 2014, and as a result of the event of default, the Company determined the loan to be impaired and it ceased to accrue interest revenue. At that time and as of March 31, 2017, it has been determined that an allowance on the carrying value of the note was not necessary, as the Company believes the value of the collateral securing Wellstat Diagnostics’ obligations exceeds the carrying value of the asset and is sufficient to enable the Company to recover the current carrying value of $50.2 million. The Company continues to closely monitor the timing and expected recovery of amounts due, including litigation and other matters related to Wellstat Diagnostics Guarantors’ assets. There can be no assurance that an allowance on the carrying value of the notes receivable investment will not be necessary in a future period depending on future developments.

Hyperion Agreement

On January 27, 2012, the Company and Hyperion Catalysis International, Inc. (“Hyperion”) (which is also a Wellstat Diagnostics Guarantor) entered into an agreement whereby Hyperion sold to the Company the royalty streams due from SDK related to a certain patent license agreement between Hyperion and SDK dated December 31, 2008. The agreement assigned the patent license agreement royalty stream accruing from January 1, 2012 through December 31, 2013, to the Company in exchange for the lump sum payment to Hyperion of $2.3 million. In exchange for the lump sum payment, the Company was to receive two equal payments of $1.2 million on each of March 5, 2013 and 2014. The first payment of $1.2 million was paid on March 5, 2013, but Hyperion has not made the second payment that was due on March 5, 2014. The Company completed an impairment analysis as of March 31, 2017. Effective with this date and as a result of the event of default, the Company ceased to accrue interest revenue. As of March 31, 2017, the estimated fair value of the collateral was determined to be in excess of the carrying value. There can be no assurance that this will be true in the event of the Company’s foreclosure on the collateral, nor can there be any assurance of realizing value from such collateral.

Avinger Credit and Royalty Agreement

Under the terms of the Avinger Credit and Royalty Agreement, the Company receives a low, single-digit royalty on Avinger’s net revenues until April 2018. Commencing in October 2015, after Avinger repaid $21.4 million pursuant to its note receivable prior to its maturity date, the royalty on Avinger’s net revenues reduce by 50%, subject to certain minimum payments from the prepayment date until April 2018. The Company has accounted for the royalty rights in accordance with the fair value option. For a further discussion of the Avinger Credit and Royalty Agreement, see Note 3.

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

The Company has estimated a fair value of $3.84 per share for the 1.7 million shares of Alphaeon Class A common stock received in connection with the transactions and recognized this investment as a cost-method investment of $6.6 million included in other long-term asset. The Alphaeon Class A common stock is subject to other-than-temporary impairment assessments in future periods. There is no other-than-temporary impairment charge incurred as of March 31, 2017.

In December 2016, LENSAR, re-acquired the assets from LENSAR/Alphaeon and the Company entered into an amended and restated credit agreement with LENSAR whereby LENSAR assumed all obligations outstanding under the credit agreement with LENSAR/Alphaeon. Also in December, LENSAR filed for a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11 case”) with the support of the Company. In January 2017, the Company agreed to provide debtor-in-possession financing of up to $2.8 million in new advances to LENSAR so that it can continue to operate its business during the remainder of the Chapter 11 case. LENSAR has filed a Chapter 11 plan of reorganization with the Company’s support under which LENSAR will issue 100% of its equity securities to the Company in exchange for the cancellation of the Company’s claims as a secured creditor in the Chapter 11 case, other than with respect to the debtor-in-possession financing, and will become an operating subsidiary of the Company.

On April 26, 2017 the bankruptcy court approved the plan of reorganization, and the Company expects that LENSAR will emerge from the Chapter 11 case on or about May 11, 2017.

The Company completed an impairment analysis as of March 31, 2017. Effective with this date and as a result of the event of default, the Company determined the loan to be impaired and the Company ceased to accrue interest revenue. As of March 31, 2017, the estimated fair value of the collateral would be sufficient to recover the carrying value. There can be no assurance that this will be true, nor can there be any assurance of realizing value from such collateral.

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

Under the terms of the credit agreement, Direct Flow Medical’s obligation to repay loan principal commenced on the twelfth interest payment date, September 30, 2016. The principal amount outstanding at commencement of repayment is required to be repaid in equal installments until final maturity of the loans. The loans mature on November 5, 2018. Direct Flow Medical may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans. The obligations under the credit agreement are secured by a pledge of substantially all the assets of Direct Flow Medical and any of its subsidiaries.

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

On October 31, 2016, the Company agreed to extend the waivers described above until November 30, 2016 and on November 14, 2016, the Company advanced an additional $1.0 million loan while Direct Flow Medical continued to seek additional financing.

On November 16, 2016, Direct Flow Medical advised the Company that its potential financing source had modified its proposal from an equity investment to a loan with a substantially smaller amount and under less favorable terms. Direct Flow Medical shut down its operations in December 2016 and in January 2017 made an assignment for the benefit of creditors. The Company then initiated foreclosure proceedings, resulting in the Company obtaining ownership of most of the Direct Flow Medical assets through its wholly-owned subsidiary, DFM, LLC. The assets are held for sale and carried at the lower of carrying amount or fair value, less estimated selling costs, which is primarily based on supporting data from market participant sources, and valid offers from third parties.

At December 31, 2016, the Company completed an impairment analysis and concluded that the situation qualified as a troubled debt restructuring and recognized an impairment loss of $51.1 million.

In January 2017, the Company started to actively market the asset held for sale. On January 23, 2017, the Company and DFM, LLC entered into an Intellectual Property Assignment Agreement with Hong Kong Haisco Pharmaceutical Co., Limited (“Haisco”), a Chinese pharmaceutical company, whereby Haisco acquired former Direct Flow Medical clinical, regulatory and commercial information and intellectual property rights exclusively in China for $7.0 million. The Company also sold Haisco certain manufacturing equipment for $450,000 and collected $438,000 on outstanding Direct Flow Medical accounts receivable during the first quarter of 2017. The Company is exploring alternatives to further monetize the remaining assets of Direct Flow Medical and has ascribed a carrying value of $2.1 million to the remaining assets held for sale at March 31, 2017.

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

In March 2016, Sanofi and kaléo terminated their license and development agreement and all U.S. and Canadian commercial and manufacturing rights to Auvi-Q® and Allerject®, and manufacturing equipment, were returned to kaléo. As part of the financing transaction, kaléo was required to establish an interest reserve account of $20.0 million from the $150.0 million provided by the Company. The purpose of this interest reserve account is to cover any possible shortfalls in interest payments owed to the Company. While the interest reserve account was depleted in the second quarter of 2016, kaléo continues to make interest payments due to the Company under the note purchase agreement and the Company expects that kaléo will fund future interest payments with existing cash to the extent that the kaléo Revenue Interests are insufficient during the reintroduction of Auvi-Q to the market. kaléo reintroduced Auvi-Q to the U.S. market on February 14, 2017.

As of March 31, 2017, the Company determined that its royalty purchase interest in Accel 300 represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Accel 300 that most significantly impact Accel 300’s economic performance and is not the primary beneficiary of Accel 300; therefore, Accel 300 is not subject to consolidation by the Company.

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

In connection with the amendment of the credit agreement, the Company and CareView also agreed to amend the warrant to purchase common stock agreement by reducing the warrant’s exercise price from $0.45 to $0.40 per share. At March 31, 2017, the Company determined an estimated fair value of the warrant of $0.2 million.

For carrying value and fair value information related to the Company’s Notes and Other Long-term Receivables, see Note 3.

8. Inventory

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Work in process	$2,406	$1,625
Finished goods	1,127	1,259
Total inventory	$3,533	$2,884

In addition, as of March 31, 2017 and December 31, 2016, the Company deferred approximately $0.5 million and $0.1 million, respectively, of costs associated with inventory transfer made under the Company’s third party logistic provider service arrangement. These costs have been recorded as other assets on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2017 and December 31, 2016. The Company will recognize the cost of product sold as inventory is transferred from its third party logistic provider to the Company’s customers.

During the first quarter of 2017 and fourth quarter of 2016, the Company recognized an inventory write-down of $0.1 million and $0.3 million related to Noden Products that the Company would not be able to sell prior to their expiration.

9. Intangible Assets and Goodwill

Intangible Assets, Net

The components of intangible assets as of March 31, 2017 and December 31, 2016 were as follows (in thousands, except for useful life):

	March 31, 2017			December 31, 2016
(in thousands)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangible assets:
Acquired products rights(1)	$216,690	$(16,252)	$200,438	$216,690	$(10,834)	$205,856
Customer relationships(1)	23,880	(1,791)	22,089	23,880	(1,194)	22,686
	$240,570	$(18,043)	$222,527	$240,570	$(12,028)	$228,542
________________
(1) We acquired certain intangible assets as part of the Noden Transaction, as described further in Note 16. They are amortized on a straight line basis over a weighted average of 10.0 years.

Amortization expense for the three months ended March 31, 2017 was $6.0 million.

Based on the intangible assets recorded at March 31, 2017, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2017 (Remaining nine months)	$18,043
2018	24,057
2019	24,057
2020	24,057
2021	24,057
2022	24,057
Thereafter	84,199
Total purchased intangible assets	$222,527

Goodwill

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. The Company applies ASC 350, Goodwill and Other Intangible Assets, which requires testing goodwill for impairment on an annual basis. The Company assesses goodwill for impairment as part of its annual reporting process in the fourth quarter. The Company evaluates goodwill on a reporting unit basis as the Company is organized as a multiple reporting unit.

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

The initial assessment indicated that it was likely the Company’s goodwill was impaired, and the Company proceeded to perform a full goodwill impairment assessment. As a result of that assessment, the Company concluded that a goodwill impairment loss of $3.7 million was necessary. Following the recording of the goodwill impairment loss, the Company’s goodwill as of March 31, 2017 and December 31, 2016 was zero.

10. Accrued Liabilities

Accrued liabilities consist of the following:

(in thousands)	March 31, 2017	December 31, 2016
Compensation	$4,199	$3,131
Interest	2,321	2,554
Dividend payable	122	21
Legal	1,083	1,594
Accrued rebates, chargebacks and other revenue reserves	17,066	12,338
Refund to manufacturer	8,909	8,909
Other	3,100	2,028
Total	$36,800	$30,575

The following table provides a summary of activity with respect to the Company’s sales allowances and accruals for the three months ended March 31, 2017:

(in thousands)	Discount and Distribution Fees	Government Rebates and Chargebacks	Assistance and Other Discounts	Product Return	Total
Balance at December 31, 2016:	$2,475	$5,514	$2,580	$1,769	$12,338
Allowances for current period sales	2,243	4,939	2,264	1,235	10,681
Allowances for prior period sales	—	253	—	—	253
Credits/payments for current period sales	(453)	—	—	—	(453)
Credits/payments for prior period sales	(1,451)	(3,746)	(556)	—	(5,753)
Balance at March 31, 2017	$2,814	$6,960	$4,288	$3,004	$17,066

11. Commitments and Contingencies

PDL BioPharma, Inc. v Merck Sharp & Dohme, Corp.

On October 28, 2015, the Company filed a Complaint against Merck Sharp & Dohme, Corp (“Merck”) for patent infringement in the United States District Court for the District of Nevada. In the Complaint, the Company alleged that manufacture and sales of certain of Merck’s Keytruda product infringed one or more claims of the Company’s U.S. Patent No. 5,693,761 (the “761 Patent”). The Company requested judgment that Merck infringed the 761 Patent, an award of damages due to the infringement, a finding that such infringement was willful and deliberate and trebling of damages therefore, and a declaration that the case is exceptional and warrants an award of attorney’s fees and costs. Although the 761 Patent expired on December 2, 2014, the Company believed that Merck infringed the patent through, e.g., manufacture and/or sale of Keytruda prior to the expiration of the 761 Patent. On December 21, 2015, Merck filed a Motion to Dismiss for Lack of Personal Jurisdiction. In response to Merck’s motion, on January 22, 2016, rather than dispute Merck’s contentions regarding jurisdiction, the Company elected to dismiss the action in Nevada and refile the Complaint in its entirety in the District of New Jersey. On May 25, 2016, Merck filed a Motion to Bifurcate Discovery and Trial into Liability and Damages Phases, which motion was granted by the court.

On April 21, 2017, the Company entered into a settlement agreement with Merck to resolve the patent infringement lawsuit between the parties pending in the U.S. District Court for the District of New Jersey related to Merck’s Keytruda humanized antibody product. Under the terms of the agreement, Merck will pay the Company a one time, lump-sum payment of $19.5 million, and the Company will grant Merck a fully paid-up, royalty free, non-exclusive license to certain of the Company’s rights to issued patents in the United States and elsewhere, covering the humanization of antibodies (the “Queen et al. patent”) for use in connection with Keytruda as well as a covenant not to sue Merck for any royalties regarding Keytruda. In addition, the parties agreed to dismiss all claims in the relevant legal proceedings.

Wellstat Litigation

On September 4, 2015, the Company filed in the Supreme Court of New York a motion for summary judgment in lieu of complaint which requested that the court enter judgment against Wellstat Diagnostics Guarantors for the total amount due on the Wellstat Diagnostics debt, plus all costs and expenses including lawyers’ fees incurred by the Company in enforcement of the related guarantees. On July 29, 2016, the court issued its Memorandum of Decision granting the Company’s motion for summary judgment and denying the Wellstat Diagnostics Guarantors’ cross-motion for summary judgment seeking a determination that they were no longer liable under the guarantees. The Supreme Court of New York held that the Wellstat Diagnostics Guarantors are liable for all “Obligations” owed by Wellstat Diagnostics to the Company. It did not set a specific dollar amount due, but ordered that a judicial hearing officer or special referee be designated to determine the amount of the Obligations owing, and awarded the Company its attorneys’ fees and costs in an amount to be determined. On July 29, 2016, the Wellstat Diagnostics Guarantors filed a notice of appeal from the Memorandum of Decision to the Appellate Division of the Supreme Court of New York. On February 14, 2017, the Appellate Division reversed the summary judgment decision of the Supreme Court in the Company’s favor, but affirmed the denial of the Wellstat Guarantors’ cross-motion for summary judgment. The Appellate Division determined that the action was inappropriate for summary judgment pursuant to New York Civil Practice Law & Rules section 3213 on procedural grounds, but specifically made no determination regarding whether the Company was entitled to a judgment on the merits. Pursuant to this decision, the action will be remanded to the Supreme Court for further proceedings on the merits. The proceeding will be conducted as a plenary proceeding, with both parties having the opportunity to take discovery and file dispositive motions in accordance with New York civil procedure.

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

Lease Guarantee

In connection with the spin-off (the “Spin-Off”) by the Company of Facet Biotech Corporation (“Facet”), the Company entered into amendments to the leases for the Company’s former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. As of March 31, 2017, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $53.6 million. In April 2010, Abbott Laboratories acquired Facet and later renamed the entity AbbVie Biotherapeutics, Inc. (“AbbVie”). If AbbVie were to default under its lease obligations, the Company could be held liable by the landlord as a co-tenant and, thus, the Company has in substance guaranteed the payments under the lease agreements for the Redwood City facilities.

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

The Company has recorded a liability of $10.7 million on its Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, related to this guarantee. In future periods, the Company may adjust this liability for any changes in the ultimate outcome of this matter that are both probable and estimable.

Irrevocable Letters of Credit

On June 30, 2016, the Company purchased a $75.0 million certificate of deposit, which is designated as cash collateral for the $75.0 million letter of credit issued on July 1, 2016 with respect to the first anniversary payment under the Noden Purchase Agreement (as defined in Note 16 below). In addition, we provided an irrevocable and unconditional guarantee to Novartis

Pharma AG (“Novartis”), to pay up to $14.0 million of the remaining amount of the first anniversary payment not covered by the letter of credit. The Company concluded that both guarantees are contingent obligations and shall be accounted for in accordance with ASC 450, Contingencies. Further, it was concluded that both guarantees do not meet the conditions to be accrued at March 31, 2017.

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

In addition, Noden and Novartis entered into a supply agreement pursuant to which Novartis will manufacture and supply to Noden a finished form of the Noden Products and bulk drug form of the Noden Products for specified periods of time prior to the transfer of manufacturing responsibilities for the Noden Products to another manufacturer. The supply agreement commits the Company to a minimum purchase obligation of approximately $9.6 million and $120.7 million over the next twelve and twenty-four months, respectively. The Company expects to meet this requirement. For more information about the Noden Transaction, see Note 16 below.

12. Convertible Notes and Term Loans

		Principal Balance Outstanding	Carrying Value
		March 31,	March 31,	December 31,
Description	Maturity Date	2017	2017	2016
(In thousands)
Convertible Notes
February 2018 Notes	February 1, 2018	$126,447	$122,692	$121,595
December 2021 Notes	December 1, 2021	$150,000	112,426	110,848
Total			$235,118	$232,443

February 2018 Notes

On February 12, 2014, the Company issued $300.0 million in aggregate principal amount, at par, of the February 2018 Notes in an underwritten public offering, for net proceeds of $290.2 million. The February 2018 Notes are due February 1, 2018, and the Company pays interest at 4.0% on the February 2018 Notes semiannually in arrears on February 1 and August 1 of each year, beginning August 1, 2014. A portion of the proceeds from the February 2018 Notes, net of amounts used for purchased call option transactions and provided by the warrant transactions described below, were used to redeem $131.7 million of the Company’s 2.975% Convertible Senior Notes due February 17, 2016. Upon the occurrence of a fundamental change, as defined in the indenture, holders have the option to require the Company to repurchase their February 2018 Notes at a purchase price equal to 100% of the principal, plus accrued interest.

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

In connection with this repurchase of the February 2018 Notes, the Company unwound a portion of the purchased call options related to the notes. As a result of this unwinding, the Company received $270,000 in cash. The payments received have been recorded as an increase to additional paid-in-capital. In addition, the Company unwound a portion of the warrants for $170,000 in cash, payable by the Company. The payments have been recorded as a decrease to additional paid-in-capital. At the time of the transaction, the Company concluded that the remaining purchased call options and warrants continue to meet all criteria for equity classification.

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

In connection with the repurchase of the February 2018 Notes, the Company unwound a portion of the purchased call options. The unwind transaction of the purchased call option did not result in any cash payments between the parties. In addition, the Company and the counterparties agreed to unwind a portion of the warrants, which also did not result in any cash payments between the parties. At the time of the transaction, the Company concluded that the remaining purchased call options and warrants continue to meet all criteria for equity classification.

The February 2018 Notes are convertible under any of the following circumstances:

•
During any fiscal quarter ending after the quarter ended June 30, 2014, if the last reported sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price for the notes on the last day of such preceding fiscal quarter;

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

As of March 31, 2017, the Company’s February 2018 Notes are not convertible. At March 31, 2017, the if-converted value of the February 2018 Notes did not exceed the principal amount.

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, the Company was required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, the Company separated the principal balance of the February 2018 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.0%, which represents the estimated market interest rate for a similar nonconvertible instrument available to the Company on the date of issuance, the Company recorded a total debt discount of $29.7 million, allocated $19.3 million to additional paid-in capital and allocated $10.4 million to deferred tax liability. The discount is being amortized to interest expense over the term of the February 2018 Notes and increases interest expense during the term of the February 2018 Notes from the 4.0% cash coupon interest rate to an effective interest rate of 6.9%. As of March 31, 2017, the remaining discount amortization period is 0.9 years.

The carrying value and unamortized discount of the February 2018 Notes were as follows:

(In thousands)	March 31, 2017	December 31, 2016
Principal amount of the February 2018 Notes	$126,447	$126,447
Unamortized discount of liability component	(3,755)	(4,852)
Net carrying value of the February 2018 Notes	$122,692	$121,595

Interest expense for the February 2018 Notes on the Company’s Condensed Consolidated Statements of Income was as follows:

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Contractual coupon interest	$1,265	$2,464
Amortization of debt issuance costs	249	438
Amortization of debt discount	848	1,550
Total	$2,362	$4,452

Purchased Call Options and Warrants

In connection with the issuance of the February 2018 Notes, the Company entered into purchased call option transactions with two hedge counterparties. The Company paid an aggregate amount of $31.0 million for the purchased call options with terms substantially similar to the embedded conversion options in the February 2018 Notes. The purchased call options cover, subject to anti-dilution and certain other customary adjustments substantially similar to those in the February 2018 Notes, approximately 13.8 million shares of the Company’s common stock. The Company may exercise the purchased call options upon conversion of the February 2018 Notes and require the hedge counterparty to deliver shares to the Company in an amount equal to the shares required to be delivered by the Company to the note holder for the excess conversion value. The purchased call options expire on February 1, 2018, or the last day any of the February 2018 Notes remain outstanding.

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

The purchased call options and warrants are considered indexed to the Company stock, require net-share settlement, and met all criteria for equity classification at inception and at March 31, 2017. The purchased call options cost of $31.0 million, less deferred taxes of $10.8 million, and the $11.4 million received for the warrants, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

December 2021 Notes

On November 22, 2016, the Company issued $150.0 million in aggregate principal amount, at par, of the December 2021 Notes in an underwritten public offering, for net proceeds of $145.7 million. The December 2021 Notes are due December 1, 2021, and the Company pays interest at 2.75% on the December 2021 Notes semiannually in arrears on June 1 and December 1 of each year, beginning June 1, 2017. A portion of the proceeds from the December 2021 Notes was used to extinguish $120.0 million of the February 2018 Notes.

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, the Company was required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, the Company separated the principal balance of the December 2021 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 9.5%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, the Company recorded a total debt discount of $4.3 million, allocated $23.8 million to additional paid-in capital and allocated $12.8 million to deferred tax liability. The discount is being amortized to interest expense over the term of the December 2021 Notes and increases interest expense during the term of the December 2021 Notes from the 2.75% cash coupon interest rate to an effective interest rate of 3.4%. As of March 31, 2017, the remaining discount amortization period is 4.7 years.

The carrying value and unamortized discount of the December 2021 Notes were as follows:

(In thousands)	March 31, 2017	December 31, 2016
Principal amount of the December 2021 Notes	$150,000	$150,000
Unamortized discount of liability component	(37,574)	(39,152)
Net carrying value of the December 2021 Notes	$112,426	$110,848

Interest expense for the December 2021 Notes on the Company’s Condensed Consolidated Statements of Income was as follows:

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Contractual coupon interest	$1,031	$—
Amortization of debt issuance costs	18	—
Amortization of debt discount	130	—
Amortization of conversion feature	1,430	—
Total	$2,609	$—

As of March 31, 2017, the December 2021 Notes are not convertible. At March 31, 2017, the if-converted value of the December 2021 Notes did not exceed the principal amount.

Capped Call Transaction

In connection with the offering of the December 2021 Notes, the Company entered into a privately-negotiated capped call transaction with an affiliate of the underwriter of such issuance. The aggregate cost of the capped call transaction was $14.4 million. The capped call transaction is generally expected to reduce the potential dilution upon conversion of the December 2021 Notes and/or partially offset any cash payments the Company is required to make in excess of the principal amount of converted December 2021 Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the capped call transaction, is greater than the strike price of the capped call transaction. This initially corresponds to the approximate $3.81 per share conversion price of the December 2021 Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the December 2021 Notes. The cap price of the capped call transaction was initially $4.88 per share, and is subject to certain adjustments under the terms of the capped call transaction. The Company will not be required to make any cash payments to the option counterparty upon the exercise of the options that are a part of the capped call transaction, but the Company will be entitled to receive from it an aggregate amount of cash and/or number of shares of the Company’s common stock, based on the settlement method election chosen for the related convertible notes, with a value equal to the amount by which the market price per share of the Company’s common stock, as measured under the terms of the capped call transaction, is greater than the strike price of the capped call transaction during the relevant valuation period under the capped call transaction, with such number of shares of the Company’s common stock and/or amount of cash subject to the cap price.

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

13. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	March 31,	December 31,
	2017	2016
(In thousands)
Accrued lease liability	$10,700	$10,700
Long-term incentive accrual	2,739	1,995
Uncertain tax positions	29,973	41,591
Dividend payable	149	270
Total	$43,561	$54,556

In connection with the Spin-Off, the Company entered into amendments to the leases for the Company’s former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify the Company for all matters related to the leases attributable to the period after the Spin-Off date. As of March 31, 2017, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $53.6 million. If Facet were to default, the Company could also be responsible for lease-related costs including utilities, property taxes and common area maintenance that may be as much as the actual lease payments. The Company has recorded a liability of $10.7 million on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2017, and December 31, 2016, related to this guarantee.

14. Stock-Based Compensation

The Company grants restricted stock awards pursuant to a stockholder approved stock-based incentive plan. This incentive plan is described in further detail in Note 15, Stock-Based Compensation, of Notes to Condensed Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The following table summarizes the Company’s restricted stock award activity during the three months ended March 31, 2017:

		Restricted Stock Awards
(In thousands except per share amounts)	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant-date Fair Value Per Share
Balance at December 31, 2016	3,432	1,472	$3.96
Granted	(1,524)	1,524	$2.06
Balance at March 31, 2017	1,908	2,996	$2.99

15. Income Taxes

Income tax expense for the three months ended March 31, 2017 and 2016, was $6.6 million and $33.0 million, respectively, which resulted primarily from applying the federal statutory income tax rate to income before income taxes. The Company’s effective tax rates for the current period differs from the U.S. federal statutory rate of 35% due primarily to the effect of Subpart F income as result of the product acquisition triggering U.S. tax on the Company’s pro rata share of income earned by Noden as a controlled foreign corporation. The Company intends to indefinitely reinvest all of its undistributed foreign earnings outside of the United States.

The uncertain tax positions increased during the three months ended March 31, 2017 and 2016, by $0.8 million and $1.2 million, respectively, resulting from an increase in tax uncertainties and estimated tax liabilities.

In general, the Company’s income tax returns are subject to examination by U.S. federal, state and local tax authorities for tax years 1996 forward. In May 2012, the Company received a “no-change” letter from the Internal Revenue Service (“IRS”) upon completion of an examination of the Company’s 2008 federal tax return. The Company is currently under income tax examination in the state of California for the tax years 2009, 2010, 2011 and 2012. Although the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year, the Company does not anticipate any material change to the amount of its unrecognized tax benefit over the next 12 months.

16. Stockholders’ Equity

Stock Repurchase Program

On March 1, 2017, the Company’s board of directors authorized the repurchase through March 2018 of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $30.0 million pursuant to a share repurchase program. The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. The amount and timing of such repurchases are dependent upon the price and availability of shares, general market conditions and the availability of cash. Repurchases may also be made under a trading plan under Rule 10b-5, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The repurchase program may be suspended or discontinued at any time without notice. All shares of common stock repurchased under the Company’s share repurchase program will be retired and restored to authorized but unissued shares of common stock. The Company repurchased 3.9 million shares of its common stock under the share repurchase program during the period ended March 31, 2017 for an aggregate purchase price of $8.5 million, or an average cost of $2.16 per share. As of March 31, 2017, the Company had 590,000 shares held in treasury stock at total cost of $1.3 million. Those shares were settled and retired on April 4, 2017.

17. Business Combinations

Description of the Noden Transaction

On July 1, 2016, Noden Pharma DAC, entered into an asset purchase agreement (“Noden Purchase Agreement”) where by it purchased from Novartis the exclusive worldwide rights to manufacture, market, and sell the branded prescription medicine product sold under the name Tekturna® and Tekturna HCT® in the United States and Rasilez® and Rasilez HCT® in the rest of the world (collectively the “Noden Products”) and certain related assets and assumed certain related liabilities (the “Noden Transaction”). In addition, pursuant the terms of the Noden Purchase Agreement, Noden Pharma DAC is committed to pay Novartis the following amounts in cash: $89.0 million payable on the first anniversary of the closing date, and up to an additional $95.0 million contingent on achievement of sales targets and the date of the launch of a generic drug containing the pharmaceutical ingredient aliskiren.

On July 1, 2016, upon the consummation of the Noden Transaction, a noncontrolling interest holder acquired a 6% equity interest in Noden Pharma DAC and Noden Pharma USA Inc. (together, with any subsidiaries, “Noden”). The equity interest of the noncontrolling interest holder is subject to vesting and repurchase rights over a four-year period. At March 31, 2017, 80% of the noncontrolling interest was subject to repurchase. The Company determined that Noden shall be consolidated under the voting interest model as of March 31, 2017.

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

Assets Acquired and Liabilities Assumed

In accordance with the authoritative guidance for business combinations, the Noden Transaction was determined to be a business combination and is expected to be accounted for using the acquisition method of accounting. Due to the timing of the Noden Transaction, certain amounts are provisional and subject to change.  The provisional amounts consist primarily of the estimates of the fair value of intangible assets acquired and contingent consideration.  The Company will finalize these amounts as we obtain the information necessary to complete the measurement process.  Any changes resulting from facts and circumstances that existed as of the acquisition date may result in adjustments to the provisional amounts recognized at the acquisition date.  These changes could be significant.  The Company will finalize these amounts no later than one year from the closing date.

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

Pro Forma Impact of Business Combination

The following table represents the unaudited consolidated financial information for the Company on a pro forma basis for the three months ended March 31, 2017 and 2016, assuming that the Noden Transaction had closed on January 1, 2015. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the acquisition and are expected to have a continuing impact on the consolidated results. Additionally, the following table sets forth unaudited financial information and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transactions occurred on the dates indicated or that may be achieved in the future.

	Three Months Ended
	March 31,
	2017	2016
(in thousands)
Pro forma revenues	$45,440	$138,847
Pro forma net income	$7,241	$61,393
Pro forma net income per share - basic	$0.04	$0.38
Pro forma net income per share - diluted	$0.04	$0.37

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

18. Segment Information

Information regarding the Company’s segments for the three months ended March 31, 2017 and 2016 is as follows:

Revenues by segment	Three Months Ended
	March 31,
(in thousands)	2017	2016
Income generating assets	$32,859	$103,124
Product sales	12,581	—
Total revenues	$45,440	$103,124

Income (loss) by segment	Three Months Ended
	March 31,
(in thousands)	2017	2016
Income generating assets	$10,974	$55,887
Product sales	(3,733)	—
Total net income	$7,241	$55,887

19. Subsequent Events

Merck Litigation Settlement

On April 21, 2017, the Company entered into a settlement agreement with Merck to resolve the patent infringement lawsuit between the parties pending in the U.S. District Court for the District of New Jersey related to Merck’s Keytruda humanized antibody product. For a further discussion of the settlement with Merck, see Note 11.

Office Lease Extension

On April 24, 2017, the Company extended its Incline Village, NV, office lease for an additional 36 months at approximately $14,500 per month. The office lease commitments associated with the extended office lease total approximately $0.5 million over the next 3 years.

Resignation of Noden’s CEO

Elie Farah resigned as chief executive officer and Director of Noden on April 20, 2017.  The Company is in process to re-acquire Mr. Farah’s equity interests in Noden.

Share Repurchase Program

From April 1, 2017 to April 28, 2017, the Company repurchased approximately 3.7 million shares of its common stock under the share repurchase program at a weighted average price of $2.16 per share for a total of $7.9 million. Since the inception of the share repurchase program in March 2017, the Company has repurchased approximately 7.6 million shares of its common stock for a total of $16.4 million.

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

OVERVIEW

We seek to provide a significant return for our shareholders by acquiring and managing a portfolio of companies, products, royalty agreements and debt facilities in the biotech, pharmaceutical and medical device industries. In 2012, we began providing alternative sources of capital through royalty monetizations and debt facilities, and in 2016, we began acquiring commercial-stage products and launching specialized companies dedicated to the commercialization of these products. To date, we have consummated 16 of such transactions. We have three debt transactions outstanding, representing deployed and committed capital of $210.0 million and $250.0 million, respectively: CareView, kaléo and LENSAR; we have one hybrid royalty/debt transaction outstanding, representing deployed and committed capital of $44.0 million: Wellstat Diagnostics; and we have five royalty transactions outstanding, representing deployed and committed capital of $396.1 million and $397.1 million, respectively: KYBELLA®, AcelRx, University of Michigan, Viscogliosi Brothers and Depomed. Our equity and loan investments in Noden represent deployed and committed capital of $110.0 million and $202.0 million, respectively.

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

Noden Purchase Agreement

On July 1, 2016, Noden Pharma DAC, entered into an asset purchase agreement (“Noden Purchase Agreement”) whereby it purchased from Novartis Pharma AG (“Novartis”) the exclusive worldwide rights to manufacture, market, and sell the branded prescription medicine product sold under the name Tekturna® and Tekturna HCT® in the United States and Rasilez® and Rasilez HCT® in the rest of the world (collectively the “Noden Products”) and certain related assets and assumed certain related liabilities (the “Noden Transaction”). Upon the consummation of the Noden Transaction, a noncontrolling interest holder acquired 6% equity interests in Noden Pharma DAC and Noden Pharma USA, Inc. (together, with any subsidiaries, “Noden”). The equity interests of the noncontrolling interest holder are subject to vesting and repurchase rights over a four-year period. At March 31, 2017, 80% of the noncontrolling interest was subject to repurchase. We determined that Noden shall be consolidated under the voting interest model as of March 31, 2017.

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

The agreement between Novartis and Noden provides for various transition periods for development and commercialization activities relating to the Noden Products. Initially, Novartis will continue to distribute the four products on behalf of Noden worldwide and Noden will receive a profit transfer on such sales. In the United States, the duration of the profit transfer ran from July 1, 2016 through October 4, 2016. Outside the United States, the profit transfer is expected to run from July 1, 2016 through approximately mid-2017. The event that terminates the profit transfer arrangement is the transfer of the marketing aut horization for the four products from Novartis to Noden. Generally, the profit transfer to Noden is defined as gross revenues less product cost, a low single digit percentage as a fee to Novartis. Prior to the transfer of the marketing authorization, revenue will be recognized on a “net” basis; after the transfer of the marketing authorization, revenue will be recognized on a “gross” basis.

Because Novartis has not actively commercialized the four products for a number of years, and sales of the four products have been declining annually since that time, the ability of Noden to promote these four products successfully and efficiently will determine whether revenues can be stabilized and grown.

Income Generating Assets

We acquire income generating assets when such assets can be acquired on terms that we believe allow us to increase return to our stockholders. These income generating assets are typically in the form of notes receivables, royalty rights and hybrid notes/royalty receivables and in some cases, equity. We primarily focus our income generating asset acquisition strategy on commercial-stage therapies and medical devices having strong economic fundamentals. However, our acquired income generating assets will not, in the near term, replace completely the revenues we generated from our license agreements related to our Queen et al. patents. In the second quarter of 2016, our revenues materially decreased after we stopped receiving payments from certain Queen et al. patent licenses and legal settlements, which accounted for 68%, 82% and 83% of our 2016, 2015 and 2014 revenues.

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

While we currently maintain this portfolio of royalty rights, our intention is to pursue fewer of these transactions while we focus on acquiring additional specialty pharmaceutical products or companies. At March 31, 2017, we had a total of five royalty rights transactions outstanding.

Notes and Other Long-Term Receivables

We have entered, and may continue to enter, into credit agreements with borrowers across the healthcare industry, under which we make available cash loans to be used by the borrower. Obligations under these credit agreements are typically secured by a pledge of substantially all the assets of the borrower and any of its subsidiaries. While we currently maintain this portfolio of notes receivable, our intention is to pursue fewer debt transactions, and focus on acquiring additional specialty pharmaceutical products or companies. At March 31, 2017, we had a total of three notes receivable transactions outstanding and one note/royalty (hybrid) receivable transaction outstanding.

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

Our U.S. patent No. 5,693,761 (the “761 Patent”), which expired on December 2, 2014, covered methods and materials used in the manufacture of humanized antibodies. In addition to covering methods and materials used in the manufacture of humanized antibodies, coverage under our 761 Patent typically extended to the use or sale of compositions made with those methods and/or materials. Our European patent no. 0 451 216B (the “216B Patent”) expired in Europe in December 2009. We have been granted Supplementary Protection Certificates (“SPCs”) for the Avastin®, Herceptin®, Lucentis®, Xolair® and Tysabri® products in many of the jurisdictions in the European Union in connection with the 216B Patent. The SPCs effectively extended our patent protection with respect to Avastin, Herceptin, Lucentis, Xolair and Tysabri generally until December 2014, except that the SPCs for Herceptin expired in July 2014. Because SPCs are granted on a jurisdiction-by-jurisdiction basis, the duration of the extension varies slightly in certain jurisdictions. Our revenue from payments made from the Queen et al. patents license and settlement materially decreased in the second quarter of 2016, with only revenue from Tysabri being recognized after such period.

Tekturna is protected by multiple patents worldwide, which specifically cover the composition of matter, the pharmaceutical formulations and methods of production. In the United States, the FDA Orange Book lists one patent, U.S. patent No. 5,559,111 (the “111 Patent”), which covers compositions of matter comprising aliskiren. The 111 Patent expires on July 21, 2018 unless a pediatric extension is granted, in which case it will expire on January 21, 2019. In addition, the FDA Orange Book for Tekturna lists U.S. Patent No. 8,617,595, which covers certain compositions comprising aliskiren, together with other formulation components, and will expire on February 19, 2026. The FDA Orange Book for Tekturna HCT lists U.S. patent No. 8,618,172, which covers certain compositions comprising aliskiren, together with other formulation components, and will expire on July 13, 2028. In Europe, European patent No. 678 503B (the “503B Patent”) expired in 2015. However, numerous SPCs have been granted which are based on the 503B Patent and which will provide for extended protection. These SPCs generally expire in April of 2020.

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

Our total revenues from licensees under our Queen et al. patents were $14.2 million and $121.5 million, net of rebates and foreign exchange hedge adjustments, for the three months ended March 31, 2017 and 2016, respectively.

Licensing Agreements for Marketed Products

In the three months ended March 31, 2017, we received royalties on sales of Tysabri, and in the three months ended March 31, 2016, we received royalties on sales of the seven humanized antibody products listed below, all of which are currently approved for use by the FDA and other regulatory agencies outside the United States.

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

Economic and Industry-wide Factors

Various economic and industry-wide factors are relevant to our business, including changes to laws and interpretation of those laws that protect our intellectual property rights, our licensees ability to obtain or retain regulatory approval for products licensed under our patents, fluctuations in foreign currency exchange rates, the ability to attract, retain and integrate qualified personnel, as well as overall global economic conditions. We actively monitor economic, industry and market factors affecting our business; however, we cannot predict the impact such factors may have on our future results of operations, liquidity and cash flows. See also the risk factors included in “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2016 and our subsequent quarterly filings for additional factors that may impact our business and results of operations.

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

During the three months ended March 31, 2017, there have been no significant changes to our critical accounting policies and estimates from those presented in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, that are of significance, or potential significance, to the Company.

Operating Results

Three months ended March 31, 2017, compared to three months ended March 31, 2016

Revenues

	Three Months Ended		Change from Prior
	March 31,
	2017	2016	Year %
(Dollars in thousands)
Revenues
Royalties from Queen et al. patents	$14,156	$121,455	(88%)
Royalty rights - change in fair value	13,146	(27,102)	(149%)
Interest revenue	5,457	8,964	(39%)
Product revenue, net	12,581	—	N/M
License and other	100	(193)	(152%)
Total revenues	$45,440	$103,124	(56%)
_______________________
N/M = Not meaningful

Total revenues were $45.4 million for the three months ended March 31, 2017, compared with $103.1 million for the three months ended March 31, 2016. Our total revenues declined by 56%, or $57.7 million, for the three months ended March 31, 2017, when compared to the same period of 2016. The decrease was primarily due to the expiration of the patent license agreement with Genentech, partially offset by the increase in estimated fair value of the Depomed royalty assets recognized in revenues, as well as due to the product revenues from the Noden Products.

Revenue from our product sales segment for the three months ended March 31, 2017 were $12.6 million, an increase of 100% compared to the same period last year. All product revenues were derived from sales of the Noden Products. While we acquired the exclusive worldwide rights to manufacture, market, and sell the Noden Products from Novartis on July 1, 2016, Novartis was still the primary obligor during the first quarter of 2017 for ex-U.S. sales, therefore revenue is presented on a “net” basis for the first quarter in 2017 for all ex-U.S. sales. Our revenue recognition policies require estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance for product sales at each period.

The following table provides a summary of activity with respect to our sales allowances and accruals for the three months ended March 31, 2017:

(in thousands)	Discount and Distribution Fees	Government Rebates and Chargebacks	Assistance and Other Discounts	Product Return	Total
Balance at December 31, 2016:	$2,475	$5,514	$2,580	$1,769	$12,338
Allowances for current period sales	2,243	4,939	2,264	1,235	10,681
Allowances for prior period sales	—	253	—	—	253
Credits/payments for current period sales	(453)	—	—	—	(453)
Credits/payments for prior period sales	(1,451)	(3,746)	(556)	—	(5,753)
Balance at March 31, 2017	$2,814	$6,960	$4,288	$3,004	$17,066

Revenue from our income generating assets segment for the three months ended March 31, 2017 were $32.9 million, a decrease of 68.1%, or $70.3 million, compared to the same period last year, primarily due to the reduction in royalties related to the Queen et al. patents from $121.5 million to $14.2 million because we ceased receiving revenue from Genentech after the first quarter of 2016. This decrease was partially offset by an increase in royalty rights - change in fair value. Net cash royalty payments for the first quarter in 2017 were $13.5 million, compared with $17.2 million in the same period of the previous year.

The following tables provides a summary of activity with respect to our royalty rights - change in fair value for the three months ended March 31, 2017 (in thousands):

		Change in	Royalty Rights -
	Cash Royalties	Fair Value	Change in Fair Value
Depomed	$8,853	$(2,432)	$6,421
VB	381	174	555
U-M	824	299	1,123
ARIAD	3,081	(462)	2,619
AcelRx	20	2,113	2,133
Avinger	305	(248)	57
KYBELLA	30	208	238
	$13,494	$(348)	$13,146

The following table summarizes the percentage of our total revenues that individually accounted for 10% or more of our total revenues for the three and three months ended March 31, 2017 and 2016:

		Three Months Ended
		March 31,
Licensee	Product Name	2017	2016
Genentech	Avastin	—%	38%
	Herceptin	—%	38%
	Xolair	—%	13%

Biogen	Tysabri	31%	14%

Depomed	Glumetza, Janumet XR, Jentadueto XR and Invokamet XR	14%	N/M

Novartis/Noden	Tekturna, Tekturna HCT, Rasilez and Rasilez HCT	28%	—%

kaléo	Interest revenues	10%	5%
_______________________
N/M = Not meaningful

Foreign currency exchange rates also impact our reported revenues, primarily from licenses of the Queen et al. patents. Our revenues may fluctuate due to changes in foreign currency exchange rates and are subject to foreign currency exchange risk. While foreign currency conversion terms vary by license agreement, generally most agreements require that royalties first be calculated in the currency of sale and then converted into U.S. dollars using the average daily exchange rates for that currency for a specified period at the end of the calendar quarter. Accordingly, when the U.S. dollar weakens against other currencies, the converted amount is greater than it otherwise would have been had the U.S. dollar strengthened. For example, in a quarter in which we generate $10.0 million in royalty revenues, and when approximately $5.0 million of such royalty revenues are based on sales in currencies other than U.S. dollar, if the U.S. dollar strengthens across all currencies by 10% during the reporting period for that quarter, when compared to the same amount of local currency royalties for the prior year, U.S. dollar converted royalties will be approximately $0.5 million less in the current quarter than in the prior year’s quarter.

For the three months ended March 31, 2016, we hedged certain Euro-denominated currency exposures related to our licensees’ product sales with Euro forward contracts. We designated foreign currency exchange contracts used to hedge royalty revenues based on underlying Euro-denominated sales as cash flow hedges. The aggregate unrealized gain or loss, net of tax, on the effective portion of the hedge was recorded in stockholders’ equity as “Accumulated other comprehensive income”. Realized gains or losses on cash flow hedges were recognized as an adjustment to royalty revenue in the same period that the hedged transaction impacts earnings. For the three months ended March 31, 2017 and 2016, we recognized zero and $2.8 million, respectively, as additions in royalty revenues from our Euro forward contracts.

Operating Expenses

	Three Months Ended		Change from Prior
	March 31,
	2017	2016	Year %
(In thousands)
Cost of product revenue, (excluding intangible amortization)	$2,552	$—	N/M
Amortization of intangible assets	6,015	—	N/M
General and administrative	12,576	9,846	28%
Sales and marketing	2,584	—	N/M
Research and development	1,766	—	N/M
Change in fair value of acquisition-related contingent consideration	1,442	—	N/M
Total operating expenses	$26,935	$9,846	174%
Percentage of total revenues	59%	10%
____________________
N/M = Not meaningful

The increase in operating expenses for the three months ended March 31, 2017, as compared to the same period in 2016, was a result of the product sales segment acquisition, contributing an additional $2.9 million of cost of product revenue, $6.0 million of acquisition intangible amortization, $2.3 million in sales and marketing, $1.8 million in research and development costs for the completion of a pediatric trial for the acquired branded prescription medicines Tekturna, $1.4 million in a change in fair value in acquisition-related contingent consideration and $1.1 million in general and administrative expenses. General administrative expenses increased by $2.7 million of which $1.3 million relates to asset management expenses for LENSAR and Direct Flow Medical and approximately $1.4 million of additional expenses due to an increase in headcount for the Noden Products acquisition.

Non-operating Expense, Net

Non-operating expense, net, increased, in part, primarily due to the increase in interest expense from the December 2021 Note entered into during the fourth quarter of 2016, partially offset by the partial repayment of the February 2018 Notes in November 2016. The decrease in interest expense for the three months ended March 31, 2017, as compared to the same period in 2016, consisted primarily of non-cash interest expense as we are required to compute interest expense using the interest rate for similar nonconvertible instruments in accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion.

Income Taxes

Income tax expense for the three months ended March 31, 2017 and 2016, was $6.6 million and $33.0 million, respectively, which resulted primarily from applying the federal statutory income tax rate to income before income taxes. Our effective tax rates for the current period differs from the U.S. federal statutory rate of 35% due primarily to the effect of Subpart F income as result of the product acquisition triggering U.S. tax on our pro rata share of income earned by Noden as a controlled foreign corporation during the transitional service period. We intend to indefinitely reinvest all our undistributed foreign earnings outside the United States.

The uncertain tax positions increased during the three months ended March 31, 2017 and 2016, by $0.8 million and $1.2 million, respectively, resulting from an increase in tax uncertainties and estimated tax liabilities.

Net Income per Share

Net income per share for the three months ended March 31, 2017 and 2016, is presented below:

	Three Months Ended
	March 31,
	2017	2016
Net income per share - basic	$0.04	$0.34
Net income per share - diluted	$0.04	$0.34

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

We had cash, cash equivalents and short-term investments in the aggregate of $334.3 million and $167.1 million at March 31, 2017, and December 31, 2016, respectively. The increase was primarily attributable to the change in ownership of the ARIAD royalty right asset for $108.2 million, proceeds from royalty right payments of $13.5 million, the repayment of a note receivable balance of $7.9 million and cash generated by operating activities of $45.8 million, partially offset by the repurchase of common stock for $7.6 million and the purchase of fixed assets of $0.5 million.

On March 1, 2017, the we announced that our board of directors authorized the repurchase of up to $30.0 million of our common stock through March 2018. The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the our working capital. The amount and timing of such repurchases are dependent upon the price and availability of shares, general market conditions and the availability of cash. Repurchases may also be made under a trading plan under Rue 10b5-1, which would permit shares to be repurchased when we might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The repurchase program may be suspended or discontinued at any time without notice. All shares of common stock repurchased under the our share repurchase program were retired and restored to authorized but unissued shares of common stock. We repurchased 3.9 million shares of its common stock under the share repurchase program during the period ended March 31, 2017 for an aggregate purchase price of $8.5 million, or an average cost of $2.16 per share.

Although the last of our Queen et al. patents expired in December 2014, we have received royalties beyond expiration based on the terms of our licenses and our legal settlements. We believe that cash from future revenues from acquired income generating assets, net of operating expenses, debt service and income taxes, plus cash on hand, will be sufficient to fund our operations over the next several years. However, our acquired income generating assets will not result in cash flows to us, in the near term, that will replace the cash flows we received from our license agreements related to the Queen et al. patents. In the second quarter of 2016, our cash flows materially decreased after we stopped receiving payments from certain of the Queen et al. patent licenses and our legal settlements. Our continued success is dependent on our ability to acquire new income generating assets and products, and the timing of these transactions, in order to provide recurring cash flows going forward and to support our business model, and to pay amounts due on our debt as they become due.

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

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

Convertible Notes

As of March 31, 2017, our convertible note obligation consisted of our February 2018 Notes and December 2021 Notes, which in the aggregate totaled $276.4 million in principal.

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

Noden Purchase Agreement

Pursuant to stockholder agreements pertaining to our investment in Noden (the “Noden Stockholders’ Agreement”), we will make the following additional equity contributions to Noden: $32.0 million (and up to $89.0 million if Noden is unable to obtain debt financing) on July 1, 2017 to fund the anniversary payment under the Noden Purchase Agreement, and at least $38.0 million to fund a portion of certain milestone payments under the Noden Purchase Agreement, subject to the occurrence of such milestones. In exchange for such equity contributions, we were issued and will be issued ordinary shares and preferred shares. For a separate contribution, certain management of Noden was also issued preferred and ordinary shares subject to certain vesting restrictions.

Kybella Royalty Agreement

On July 8, 2016, we entered into a royalty purchase and sales agreement with an individual, whereby we acquired that individual’s rights to receive certain royalties on sales of KYBELLA by Allergan, in exchange for a $9.5 million cash payment and up to $1.0 million in future milestone payments based upon product sales targets.

Guarantees

Novartis Anniversary Payment Guarantee

On June 30, 2016, we purchased a $75.0 million certificate of deposit, which is designated as cash collateral for the $75.0 million letter of credit issued on July 1, 2016 with respect to the first anniversary payment under the Noden Purchase Agreement. In addition, we provided an irrevocable and unconditional guarantee to Novartis, to pay up to $14.0 million of the remaining amount of the first anniversary payment not covered by the letter of credit. We concluded that both guarantees are contingent obligations and shall be accounted for in accordance with ASC 450, Contingencies. Further, it was concluded that both guarantees do not meet the conditions to be accrued at March 31, 2017.

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

In addition, Noden and Novartis entered into a supply agreement pursuant to which Novartis will manufacture and supply to Noden a finished form of the Noden Products and bulk drug form of the Noden Products for specified periods of time prior to the transfer of manufacturing responsibilities for the Noden Products to another manufacturer. The supply agreement commits Noden to a minimum purchase obligation of approximately $9.6 million and $120.7 million over the next twelve and twenty-four months, respectively. Noden expects to meet this requirement.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2017, there have been no material changes in our market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, on July 1, 2016, we acquired the Noden Products. In accordance with the SEC’s published guidance, our Annual Report on Form 10-K for the year ending December 31, 2016 did not include consideration of the internal controls of the acquired Noden Products within management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. We are in the process of integrating the acquired Noden Products into our overall internal control over financial reporting process and will incorporate the acquired Noden Products into our annual assessment of internal control over financial reporting as of December 31, 2017.

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

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

The information set forth in Note 11 “Commitments and Contingencies” to our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q is incorporated by reference herein.

ITEM 1A.        RISK FACTORS

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information relating to the repurchases of our common stock made by us in the quarter ended March 31, 2017 (in thousands):

Fiscal Period			Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
January 1, 2017	to	January 31, 2017	—	$—	—	$—
February 1, 2017	to	February 28, 2017	—	—	—	—
March 1, 2017	to	March 31, 2017	3,938	2.16	3,938	21,486
Total during quarter ended March 31, 2017			3,938	$2.16	3,938	$21,486
_____________________
(1) On March 1, 2017, the Company’s board of directors authorized the repurchase through March 2018 of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $30.0 million pursuant to a share repurchase program.

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

Dated:	May 3, 2017
PDL BIOPHARMA, INC. (REGISTRANT)

/s/ John P. McLaughlin
John P. McLaughlin
President and Chief Executive Officer (Principal Executive Officer)

/s/ Peter S. Garcia
Peter S. Garcia
Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Steffen Pietzke
Steffen Pietzke
Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX
Exhibit Number	Exhibit Title

3.1	Restated Certificate of Incorporation effective March 23, 1993 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed March 31, 1993)

3.2	Certificate of Amendment of Certificate of Incorporation effective August 21, 2001 (incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K filed March 14, 2002)

3.3	Certificate of Amendment of Certificate of Incorporation effective January 9, 2006 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed January 10, 2006)

3.4	Certificate of Designation, Preferences and Rights of the Terms effective August 25, 2006 (incorporated by reference to Exhibit 3.4 to Registration Statement on Form 8-A filed September 6, 2006)

3.5	Third Amended and Restated Bylaws effective December 4, 2014 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed December 9, 2014)

3.6	Certificate of Amendment of Restated Certificate of Incorporation effective May 22, 2013 (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 filed June 21, 2013)

10.1*#	2017 Annual Bonus Plan

10.2*#	2017/21 Long-Term Incentive Plan

10.3#	Third Amendment to Lease Agreement between 932936, LLC and the Company, effective May 27, 2014

12.1#	Ratio of Earnings to Fixed Charges

31.1#	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**#	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

#	Filed herewith.

*	Management contract or compensatory plan or arrangement.

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