Form 10-Q
period 2017-06-30
PDL BIOPHARMA, INC.
filed 2017-08-03
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 (Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of July 24, 2017, there were 154,080,593 shares of the registrant’s Common Stock outstanding.

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

 PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Royalties from Queen et al. patents	$16,285	$14,232	$30,441	$135,687
Royalty rights - change in fair value	83,725	(855)	96,871	(27,957)
Interest revenue	5,460	7,343	10,917	16,307
Product revenue, net	18,829	—	31,410	—
License and other	19,536	327	19,636	134
Total revenues	143,835	21,047	189,275	124,171

Operating expenses
Cost of product revenue (excluding intangible asset amortization)	4,515	—	7,067	—
Amortization of intangible assets	6,148	—	12,163	—
General and administrative	11,288	6,951	23,864	16,797
Sales and marketing	3,616	—	6,200	—
Research and development	4,281	—	6,047	—
Change in fair value of anniversary payment and contingent consideration	1,207	—	2,649	—
Acquisition-related costs	—	2,959	—	2,959
Total operating expenses	31,055	9,910	57,990	19,756
Operating income	112,780	11,137	131,285	104,415

Non-operating expense, net
Interest and other income, net	276	129	488	242
Interest expense	(5,015)	(4,461)	(9,986)	(9,011)
Gain on bargain purchase	6,271	—	6,271	—
Total non-operating expense, net	1,532	(4,332)	(3,227)	(8,769)

Income before income taxes	114,312	6,805	128,058	95,646
Income tax expense	53,873	2,657	60,425	35,611
Net income	60,439	4,148	67,633	60,035
Less: Net income/(loss) attributable to noncontrolling interests	—	—	(47)	—
Net income attributable to PDL’s shareholders	$60,439	$4,148	$67,680	$60,035

Net income per share
Basic	$0.39	$0.03	$0.42	$0.37
Diluted	$0.39	$0.03	$0.42	$0.37
Weighted average shares outstanding
Basic	155,654	163,791	159,677	163,729
Diluted	156,394	164,029	160,168	163,920
Cash dividends declared per common share	$—	$0.05	$—	$0.10

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$60,439	$4,148	$67,633	$60,035

Other comprehensive income (loss), net of tax
Change in unrealized gains on investments in available-for-sale securities:
Change in fair value of investments in available-for-sale securities, net of tax	—	15	—	122
Adjustment for net (gains) losses realized and included in net income, net of tax	—	(433)	—	(557)
Total change in unrealized gains on investments in available-for-sale securities, net of tax(a)	—	(418)	—	(435)
Change in unrealized gains (losses) on cash flow hedges:
Adjustment to royalties from Queen et al. patents for net (gains) losses realized and included in net income, net of tax	—	—	—	(1,821)
Total change in unrealized losses on cash flow hedges, net of tax(b)	—	—	—	(1,821)
Total other comprehensive income/(loss), net of tax	—	(418)	—	(2,256)
Comprehensive income	60,439	3,730	67,633	57,779
Less: Comprehensive income/(loss) attributable to noncontrolling interests	—	—	(47)	—
Comprehensive income attributable to PDL’s shareholders	$60,439	$3,730	$67,680	$57,779
 ______________________________________________
(a) Net of tax of zero and ($225) for the three months ended June 30, 2017 and 2016, respectively, and zero and ($234) for the six months ended June 30, 2017 and 2016, respectively.
(b) Net of tax of zero and zero for the three months ended June 30, 2017 and 2016, respectively, and zero and ($981) for the six months ended June 30, 2017 and 2016, respectively.

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,	December 31,
	2017	2016
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$349,428	$147,154
Short-term investments	10,895	19,987
Accounts receivable, net	20,799	40,120
Notes receivable	62,361	111,182
Investments-other	75,000	75,000
Inventories	11,450	2,884
Prepaid and other current assets	6,876	1,704
Total current assets	536,809	398,031
Property and equipment, net	9,012	38
Royalty rights - at fair value	342,958	402,318
Notes and other receivables, long-term	154,832	159,768
Long-term deferred tax assets	21,615	19,257
Intangible assets, net	228,349	228,542
Other assets	8,396	7,433
Total assets	$1,301,971	$1,215,387

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,385	$7,016
Accrued liabilities	38,108	30,575
Accrued income taxes	15,001	4,723
Anniversary payment	89,000	88,001
Convertible notes payable	123,793	—
Total current liabilities	276,287	130,315
Convertible notes payable	114,044	232,443
Contingent consideration	44,300	42,650
Other long-term liabilities	48,542	54,556
Total liabilities	483,173	459,964

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 350,000 shares authorized; 154,081 and 165,538 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1,541	1,655
Additional paid-in capital	(115,261)	(107,628)
Retained earnings	932,518	857,116
Total PDL’s stockholders’ equity	818,798	751,143
Noncontrolling interests	—	4,280
Total stockholders’ equity	818,798	755,423
Total liabilities and stockholders’ equity	$1,301,971	$1,215,387

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$67,633	$60,035
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible notes and term loan offering costs	5,394	4,019
Amortization of intangible assets	12,164	—
Change in fair value of royalty rights - at fair value	(96,871)	27,957
Change in fair value of derivative asset	(136)	747
Change in fair value of anniversary payment and contingent consideration	2,649	—
Other amortization, depreciation and accretion of embedded derivative	591	13
Gain on sale of available-for-sale securities	(93)	(881)
Inventory obsolesence	161	—
Bad debt allowance	54	—
Stock-based compensation expense	2,075	1,599
Deferred income taxes	29,223	(7,485)
Changes in assets and liabilities, net of affects of business acquired:
Accounts receivable	15,058	—
Receivables from licensees and other	6,000	(2,881)
Prepaid and other current assets	(2,700)	(496)
Accrued interest on notes receivable	15,263	(2,277)
Inventories	(1,823)	—
Other assets	8	31
Accounts payable	993	679
Accrued liabilities	5,542	3,746
Accrued income taxes	10,278	6,421
Other long-term liabilities	(9,851)	3,525
Net cash provided by operating activities	61,612	94,752
Cash flows from investing activities
Purchase consideration paid in advanced	—	(4,000)
Purchase of investments	(19,860)	—
Purchase of investments-other	—	(75,000)
Proceeds from sales of available-for-sale securities	29,045	1,681
Restricted cash	—	(105,938)
Proceeds from royalty rights - at fair value	48,062	31,909
Sale of royalty rights - at fair value	108,169	—
Purchase of notes receivable	—	(5,000)
Proceeds from sales of assets held for sale	8,142	—
Purchase of property and equipment	(705)	—
Net cash provided by / (used in) investing activities	172,853	(156,348)
Cash flows from financing activities
Repayment of term loan	—	(25,000)
Cash paid for purchase of noncontrolling interest	(2,170)	—
Cash dividends paid	(21)	(16,433)
Repurchase and retirement of common stock	(30,000)	—
Net cash used in financing activities	(32,191)	(41,433)
Net increase (decrease) in cash and cash equivalents	202,274	(103,029)
Cash and cash equivalents at beginning of the period	147,154	218,883
Cash and cash equivalents at end of period	$349,428	$115,854

Supplemental cash flow information
Cash paid for income taxes	$14,205	$34,000
Cash paid for interest	$4,695	$5,001

Supplemental schedule of non-cash investing and financing activities
Warrants received for notes receivable	$—	$797
Asset held for sale reclassified from notes receivable to other assets	$10,000	$—
Extinguishment of notes receivable	$43,909	$—
See accompanying notes.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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

There have been no material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, that are of significance, or potential significance to the Company.

Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, intended to improve the accounting for share-based payment transactions as part of its simplification initiative. The ASU requires entities to record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the statement of income. The recognition of excess tax benefits and deficiencies and changes to diluted earnings per share are to be applied prospectively.  For tax benefits that were not previously recognized because the related tax deduction had not reduced taxes payable, the Company recorded a $7.7 million cumulative-effect adjustment in retained earnings as of the beginning of 2017, the year of adoption. The Company applied the presentation changes for excess tax benefits from financing activities to operating activities in the statement of cash flows using a prospective transition method. The guidance allows for an election to recognize forfeitures as they occur rather than on an estimated basis. The Company will continue to account for forfeitures on an estimated basis. During the six months ended June 30, 2017, there were $0.2 million excess tax benefits recognized in the Consolidated Statement of Income and classified as an operating activity in the Condensed Consolidated Statement of Cash Flows.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

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

2. Net Income per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net Income per Basic and Diluted Share:	2017	2016	2017	2016
(in thousands except per share amounts)
Numerator
Income attributable to PDL’s shareholders used to compute net income per basic and diluted share	$60,439	$4,148	$67,680	$60,035

Denominator
Total weighted average shares used to compute net income attributable to PDL’s shareholders, per basic share	155,654	163,791	159,677	163,729
Restricted stock outstanding	740	238	491	191
Shares used to compute net income attributable to PDL’s shareholders, per diluted share	156,394	164,029	160,168	163,920

Net income attributable to PDL’s shareholders per share - basic	$0.39	$0.03	$0.42	$0.37
Net income attributable to PDL’s shareholders per share - diluted	$0.39	$0.03	$0.42	$0.37

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

February 2018 Notes Purchased Call Option and Warrant Potential Dilution

The Company excluded from its calculation of net income per diluted share 12.2 million and 23.8 million shares for the three and six months ended June 30, 2017 and 2016, respectively, for warrants issued in February 2014, because the exercise price of the warrants exceeded the volume-weighted average share price (“VWAP”) of the Company’s common stock and conversion of the underlying February 2018 Notes is not assumed, therefore no stock would be issuable upon conversion; however, these securities could be dilutive in future periods. The purchased call options issued in February 2014 will always be anti-dilutive; therefore 13.8 million and 26.9 million shares were excluded from the calculation of net income per diluted share for the three and six months ended June 30, 2017 and 2016, respectively, and were excluded from the calculation of net income per diluted share. For information related to the conversion rates on the Company’s convertible debt, see Note 12.

December 2021 Notes Capped Call Potential Dilution

In November 2016, the Company issued $150.0 million in aggregate principal of the December 2021 Notes, which provide in certain situations for the conversion of the outstanding principal amount of the December 2021 Notes into shares of the Company’s common stock at a predefined conversion rate. See Note 12, “Convertible Notes”, for additional information. In conjunction with the issuance of the December 2021 Notes, the Company entered into a capped call transaction with a hedge counterparty. The capped call transaction is expected generally to reduce the potential dilution, and/or offset, to an extent, the cash payments the Company may choose to make in excess of the principal amount, upon conversion of the December 2021 Notes. The Company has excluded the capped call transaction from the diluted EPS computation as such securities would have an antidilutive effect and those securities should be considered separately rather than in the aggregate in determining whether their effect on diluted EPS would be dilutive or antidilutive. For additional information regarding the capped call transaction related to the Company’s December 2021 Notes, see Note 12.

Anti-Dilutive Effect of Restricted Stock Awards

For the three months ended June 30, 2017 and 2016, the Company excluded approximately 2.2 million and 1.2 million shares underlying restricted stock awards, respectively, and for the six months ended June 30, 2017 and 2016, the Company excluded approximately 2.0 million and 1.1 million shares underlying restricted stock awards, respectively, calculated on a weighted average basis, from its net income per diluted share calculations because their effect was anti-dilutive.

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

	June 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(In thousands)
Financial assets:
Money market funds	$9,182	$—	$—	$9,182	$4	$—	$—	$4
Certificates of deposit	—	75,000	—	75,000	—	75,000	—	75,000
Commercial paper	—	10,895	—	10,895	—	19,987	—	19,987
Warrants	—	214	—	214	—	78	—	78
Royalty rights - at fair value	—	—	342,958	342,958	—	—	402,318	402,318
Total	$9,182	$86,109	$342,958	$438,249	$4	$95,065	$402,318	$497,387

Financial liabilities:
Anniversary payment	$—	$—	$89,000	$89,000	$—	$—	$88,001	$88,001
Contingent consideration	—	—	44,300	44,300	—	—	42,650	42,650
Total	$—	$—	$133,300	$133,300	$—	$—	$130,651	$130,651

As of June 30, 2017 and December 31, 2016, the Company held $75.0 million in a short-term certificate of deposit, which is designated as cash collateral for the letter of credit issued with respect to the first anniversary payment under the Noden Purchase Agreement. There have been no transfers between levels during the three or six-month periods ended June 30, 2017 and December 31, 2016. The Company recognizes transfers between levels on the date of the event or change in circumstances that caused the transfer.

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

As of June 30, 2017, and December 31, 2016, the Company determined that its royalty purchase interest in Depo DR Sub represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Depo DR Sub that most significantly impact Depo DR Sub’s economic performance and is not the primary beneficiary of Depo DR Sub; therefore, Depo DR Sub is not subject to consolidation by the Company.

The financial asset acquired represents a single unit of accounting. The fair value of the financial asset acquired was determined by using a discounted cash flow analysis related to the expected future cash flows to be generated by each licensed product. This financial asset is classified as a Level 3 asset within the fair value hierarchy, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future commercialization for products not yet approved by the U.S. Food and Drug Administration (“FDA”) or other regulatory agencies. The discounted cash flows are based upon expected royalties from sales of licensed products over a nine-year period. The discount rates utilized range from approximately 15% to 25%. Significant judgment is required in selecting appropriate discount rates. At June 30, 2017, an evaluation was performed to assess those rates and general market conditions potentially affecting the fair market value. Should these discount rates increase or decrease by 2.5%, the fair value of the asset could decrease by $13.3 million or increase by $15.0 million, respectively. A third-party expert was engaged to help management develop its original estimate of the expected future cash flows. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from those estimates. The Company periodically assesses the expected future cash flows and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than the original estimates, the Company will adjust the estimated fair value of the asset. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $5.4 million, respectively.

When the Company acquired the Depomed royalty rights, Glumetza was marketed by Santarus. In January 2014, Salix acquired Santarus and assumed responsibility for commercializing Glumetza, which was generally perceived to be a positive development because of Salix’s larger sales force and track record in the successful commercialization of therapies. In late 2014, Salix made a number of disclosures relating to an excess of supply at the distribution level of Glumetza and other drugs that it commercialized and the practices leading to this excess of supply which were under review by Salix’s audit committee in relation to the related accounting practices. Because of these disclosures and the Company’s lack of direct access to information as to the levels of inventory of Glumetza in the distribution channels, the Company commenced a review of all public statements by Salix, publicly available historical third-party prescription data, analyst reports and other relevant data sources. The Company also engaged a third-party expert to specifically assess estimated inventory levels of Glumetza in the distribution channel and to ascertain the potential effects those inventory levels may have on expected future cash flows. Salix was acquired by Valeant in early April 2015. In mid-2015, Valeant implemented two price increases on Glumetza. At year-end 2015, a third-party expert was engaged by the Company to assess the impact of the Glumetza price adjustments and near-term market entrance of generic equivalents to the expected future cash flows. Based on the analysis performed, management revised the underlying assumptions used in the discounted cash flow analysis at year-end 2015. In February and August of 2016, a total of three generic equivalents to Glumetza were approved to enter the market. In February 2016, Lupin Pharmaceuticals, Inc. launched a generic equivalent approved product. To date, the other two generic equivalent approved products have not launched.

In May 2017, the Company received notification that a subsidiary of Valeant had launched an authorized generic equivalent product in February 2017, and the Company received royalties on such authorized generic equivalent product under the same terms as the branded Glumetza, retroactive to February 2017.

At June 30, 2017, management re-evaluated, with assistance of a third-party expert, the market share data, the gross-to-net revenue adjustment assumptions and Glumetza demand data, including the delay in launch of additional generic equivalent products and the entry of an authorized generic product by Valeant. These data and assumptions are based on available but limited information. The Company’s expected future cash flows as of June 30, 2017 have been adjusted based on the demand and supply data of Glumetza and the authorized generic equivalent product launched by Valeant.

As of June 30, 2017, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date, including adding future cash flows for the authorized generic equivalent product. The Company continues to monitor whether the generic competition further affects sales of Glumetza and thus royalties on such sales paid to the Company, and the impact of the launched authorized generic equivalent. Due to the uncertainty around Valeant’s marketing and pricing strategy, as well as the recent generic competition and limited historical demand data after generic market entrance, the Company may need to further evaluate future cash flows in the event of more rapid reduction or increase in market share of Glumetza and its authorized generic equivalent product and/or a further erosion in net pricing. In January 2016, the Company exercised its audit right under the Depomed Royalty Agreement with respect to the Glumetza royalties. The independent auditors engaged to perform the royalty audit completed it in July 2017, and the Company is awaiting Valeant’s response to the audit findings.

On May 31, 2016, the Company obtained a notification indicating that the FDA approved Jentadueto XR for use in patients with Type 2 diabetes. In June 2016, the Company received a $6.0 million FDA approval milestone pursuant to the terms of the Depomed Royalty Agreement. The product approval was earlier than initially expected. Based on the FDA approval and anticipated timing of the product launch, the Company adjusted the timing of future cash flows and discount rate used in the discounted cash flow model at June 30, 2016. Management re-evaluated, with assistance of a third-party expert, the cash flow assumptions for Jentadueto XR and revised the discounted cash flow model. As of June 30, 2017, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date.

On September 21, 2016, the Company obtained a notification indicating that the FDA approved Invokamet XR for use in patients with Type 2 diabetes. The product approval triggered a $5.0 million approval milestone payment to the Company pursuant to the terms of the Depomed Royalty Agreement. Based on the FDA approval and timing of the product launch, the Company adjusted the timing of future cash flows and discount rate used in the discounted cash flow model at June 30, 2017.

On December 13, 2016, the Company obtained a notification indicating that the FDA approved Synjardy XR for use in patients with Type 2 diabetes. The product approval triggered a $6.0 million approval milestone payment to the Company pursuant to the terms of the Depomed Royalty Agreement. Based on the FDA approval and expected product launch, the Company adjusted the timing of future cash flows and discount rate used in the discounted cash flow model at June 30, 2017. In April 2017, Boehringer Ingelheim launched Synjardy XR.

As of June 30, 2017, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $215.8 million and the maximum loss exposure was $215.8 million.

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

The fair value of the royalty right at June 30, 2017, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a nine-year period. The discount rate utilized was approximately 17.5%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.2 million or increase by $1.4 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $0.4 million, respectively. A third-party expert was engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. At each reporting period, an evaluation is performed to assess those estimates, discount rates utilized and general market conditions affecting fair market value.

As of June 30, 2017, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $15.3 million and the maximum loss exposure was $15.3 million.

U-M Royalty Agreement

On November 6, 2014, the Company acquired a portion of all royalty payments of the Regents of the University of Michigan’s (“U-M”) worldwide royalty interest in Cerdelga (eliglustat) for $65.6 million pursuant to the Royalty Purchase and Sale Agreement with U-M (the “U-M Royalty Agreement”). Under the terms of the U-M Royalty Agreement, the Company receives 75% of all royalty payments due under U-M’s license agreement with Genzyme Corporation, a Sanofi company (“Genzyme”) until expiration of the licensed patents, excluding any patent term extension. Cerdelga, an oral therapy for adult patients with Gaucher disease type 1, was developed by Genzyme. Cerdelga was approved in the United States on August 19, 2014, in the European Union on January 22, 2015, and in Japan in March 2015. In addition, marketing applications for Cerdelga are under review by other regulatory authorities. While marketing applications have been approved in the European Union and Japan, national pricing and reimbursement decisions are delayed in some countries. At June 30, 2016, a third-party expert was engaged by the Company to assess the impact of the delayed pricing and reimbursement decisions to Cerdelga’s expected future cash flows. Based on the analysis performed, management revised the underlying assumptions used in the discounted cash flow analysis at period end.

The fair value of the royalty right at June 30, 2017 was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a five-year period. The discount rate utilized was approximately 12.8%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $2.2 million or increase by $2.3 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $0.8 million or decrease by $1.0 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of June 30, 2017, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $35.6 million and the maximum loss exposure was $35.6 million.

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

In January 2017, Takeda Pharmaceutical Company Limited (“Takeda”) announced that it had entered into a definitive agreement to acquire ARIAD. The acquisition was consummated on February 16, 2017 and the Company exercised its put option on the same day, which resulted in an obligation by Takeda to pay the Company a 1.2x multiple of the $100.0 million funded by the Company under the ARIAD Royalty Agreement, less royalty payments already received by the Company.

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

As of June 30, 2017, and December 31, 2016, the Company determined that its royalty rights under the AcelRx Royalty Agreement represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of ARPI LLC that most significantly impact ARPI LLC’s economic performance and is not the primary beneficiary of ARPI LLC; therefore, ARPI LLC is not subject to consolidation by the Company.

The fair value of the royalty right at June 30, 2017 was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a fourteen-year period. The discount rate utilized was approximately 13.4%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $10.2 million or increase by $12.7 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $1.8 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. At each reporting period, an evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of June 30, 2017, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $71.8 million and the maximum loss exposure was $71.8 million.

Dr. Stephen Hoffman is the President of 10x Capital, Inc., a third-party consultant to the Company, and is also a member of the board of directors of AcelRx. Dr. Hoffman recused himself from the AcelRx board of directors with respect to the entirety of its discussions and considerations of the transaction. Dr. Hoffman was compensated for his contribution to consummate this transaction by the Company as part of his consulting agreement with the Company. The Company concluded Dr. Hoffman is not considered a related party in accordance with ASC 850, Related Party Disclosures and SEC Regulation S-X, Related Party Transactions Which Affect the Financial Statements.

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

Under the terms of the Avinger Credit and Royalty Agreement, the Company was entitled to receive royalties at a rate of 1.8% on Avinger’s net revenues until the note receivable was repaid by Avinger. Upon the repayment of the note receivable by Avinger, which occurred on September 22, 2015, the royalty rate was reduced to 0.9%, subject to certain minimum payments from the prepayment date until April 2018. The Company has accounted for the royalty rights in accordance with the fair value option. The fair value of the royalty right at June 30, 2017 was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a one-year period. The discount rate utilized was approximately 15.0%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 5%, the fair value of this asset could decrease by $14,000 or increase by $14,000, respectively. Should the expected royalties increase or decrease by 5%, the fair value of the asset could increase or decrease by $28,000, respectively. Management considered the contractual minimum payments when developing its estimate of the expected future cash flows. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of June 30, 2017, the fair value of the royalty asset as reported in the Company’s Condensed Consolidated Balance Sheet was $1.1 million and the maximum loss exposure was $1.1 million.

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

The fair value of the royalty right at June 30, 2017, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of a licensed product over an eight-year period. The discount rate utilized was approximately 14.4%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $0.3 million or increase by $0.3 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $0.1 million or decrease by $0.3 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. At each reporting period, an evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period. Management re-evaluated the cash flow projections during the current period, concluding that lower demand data resulted in a reduction of expected future cash flows, which warranted a revision of the assumptions used in the discounted cash flow model at June 30, 2017.

As of June 30, 2017, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $3.4 million and the maximum loss exposure was $3.4 million.

The following tables summarize the changes in Level 3 assets and liabilities and the gains and losses included in earnings for the six months ended June 30, 2017:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Royalty Rights Assets

(in thousands)	Royalty Rights - At Fair Value
Fair value as of December 31, 2016		$402,318

Financial instruments settled		(108,169)
Total net change in fair for the period
Change in fair value of royalty rights - at fair value	$96,871
Proceeds from royalty rights - at fair value	$(48,062)
Total net change in fair value for the period		48,809

Fair value as of June 30, 2017		$342,958

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Royalty Rights Assets

	Fair Value as of	Change of	Royalty Rights -	Fair Value as of
(in thousands)	December 31, 2016	Ownership	Change in Fair Value	June 30, 2017
Depomed	$164,070	$—	$51,697	$215,767
VB	14,997	—	299	15,296
U-M	35,386	—	199	35,585
ARIAD	108,631	(108,169)	(462)	—
AcelRx	67,483	—	4,304	71,787
Avinger	1,638	—	(503)	1,135
KYBELLA	10,113	—	(6,725)	3,388
	$402,318	$(108,169)	$48,809	$342,958

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Liabilities

(in thousands)	Anniversary Payment	Contingent Consideration
Fair value as of December 31, 2016	$(88,001)	$(42,650)

Total net change in fair for the period	(999)	(1,650)

Fair value as of June 30, 2017	$(89,000)	$(44,300)

The fair value of the contingent consideration was determined using an income approach derived from the Noden Products revenue estimates and a probability assessment with respect to the likelihood of achieving (a) the level of net sales or (b) generic product launch that would trigger the milestone payments. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones being achieved. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the Condensed Consolidated Statements of Income. The change in fair value of the contingent consideration during the period ending June 30, 2017 is due primarily to the passage of time, as there have been no significant changes in the key assumptions used in the fair value calculation during the current period.

Gains and losses from changes in Level 3 assets included in earnings for each period are presented in “Royalty rights - change in fair value” and gains and losses from changes in Level 3 liabilities included in earnings for each period are presented in “Change in fair value of anniversary payment and contingent consideration” as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016

Total change in fair value for the period included in earnings for royalty right assets held at the end of the reporting period	$83,725	$(855)	$96,871	$(27,957)

Total change in fair value for the period included in earnings for liabilities held at the end of the reporting period	$(1,207)	$—	$(2,649)	$—

The following tables present the fair value of assets and liabilities not subject to fair value recognition by level within the valuation hierarchy:

	June 30, 2017			December 31, 2016
	Carrying Value	Fair Value Level 2	Fair Value Level 3	Carrying Value	Fair Value Level 2	Fair Value Level 3
(In thousands)
Assets:
Wellstat Diagnostics note receivable	$50,191	$—	$51,315	$50,191	$—	$52,260
Hyperion note receivable	1,200	—	1,200	1,200	—	1,200
LENSAR note receivable (2)	—	—	—	43,909	—	43,900
Direct Flow Medical note receivable (1)	—	—	—	10,000	—	10,000
kaléo note receivable	146,654	—	143,591	146,685	—	142,539
CareView note receivable	19,148	—	19,300	18,965	—	19,200
Total	$217,193	$—	$215,406	$270,950	$—	$269,099

Liabilities:
February 2018 Notes	$123,793	$125,815	$—	$121,595	$123,918	$—
December 2021 Notes	114,044	135,858	—	110,848	122,063	—
Total	$237,837	$261,673	$—	$232,443	$245,981	$—
________________
(1) As a result of the foreclosure proceedings, the Company obtained ownership of most of the Direct Flow Medical assets through the Company’s wholly-owned subsidiary, DFM, LLC. Those assets are held for sale and carried at the lower of carrying amount or fair value, less estimated selling cost, as of June 30, 2017. For a further discussions on this topic, see Note 7.
(2) As a result of the Company receiving 100% of LENSAR’s equity securities in exchange for the cancellation of the Company’s claims as a secured creditor in the Chapter 11 case, LENSAR became a wholly-owned subsidiary of the Company on May 11, 2017. For a further discussions on this topic, see Note 17.

As of June 30, 2017 and December 31, 2016, the estimated fair values of the kaléo, Inc. note receivable, Hyperion Catalysis International, Inc. note receivable, and CareView Communications Inc. note receivable were determined using one or more discounted cash flow models, incorporating expected payments and the interest rate extended on the notes receivable, with fixed interest rates and incorporating expected payments for notes receivable with a variable rate of return. As of December 31, 2016, the estimated fair values of the LENSAR, Inc. note receivable, and Direct Flow Medical note receivable were also determined using the same method.

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

The Wellstat Diagnostics and CareView Communications Inc. notes receivable are secured by substantially all assets and equity interests in Wellstat Diagnostics and CareView Communications Inc., respectively. In addition, the Wellstat Diagnostics note is subject to a guaranty from the Wellstat Diagnostics Guarantors. The estimated fair value of the collateral assets was determined by using an asset approach and discounted cash flow model related to the underlying collateral and was adjusted to consider estimated costs to sell the assets.

On June 30, 2017, the carrying values of several of the Company’s notes receivable differed from their estimated fair value. This is the result of discount rates used when performing a discounted cash flow for fair value valuation purposes. The Company determined these notes receivable to be Level 3 assets, as its valuations utilized significant unobservable inputs, estimates of future revenues, expectations about settlement and required yield. To provide support for the fair value measurements, the Company considered forward-looking performance, and current measures associated with high yield and published indices, and reviewed the terms and yields of notes placed by specialty finance and venture firms both across industries and in a similar sector.

The fair values of the Company’s convertible notes were determined using quoted market pricing or dealer quotes.

The following table represents significant unobservable inputs used in determining the estimated fair value of impaired notes receivable investments:

Asset	Valuation Technique	Unobservable Input	June 30, 2017	December 31, 2016

Wellstat Diagnostics
Intellectual Property	Income Approach
		Discount rate	13%	13%
		Royalty amount	$76 million	$54-74 million
Real Estate Property	Market Approach
		Annual appreciation rate	4%	4%
		Estimated realtor fee	6%	6%
		Estimated disposal date	12/31/2017	12/31/2017
Direct Flow Medical
All Assets	Income Approach
		Discount rate	N/A	27%
		Implied revenue multiple	N/A	6.9
LENSAR
All Assets	Income Approach
		Discount rate	N/A	25%
		Implied revenue multiple	N/A	2.5

At June 30, 2017, the Company had two notes receivable investments on non-accrual status with a cumulative investment cost and fair value of approximately $51.4 million and $52.5 million, respectively, compared to four note receivable investments on non-accrual status at December 31, 2016 with a cumulative investment cost and fair value of approximately $105.3 million and $107.4 million, respectively. For the quarters ended June 30, 2017 and 2016, the Company did not recognize any interest for note receivable investments on non-accrual status. During the three and six months ended June 30, 2017 and 2016, the Company recognized losses on extinguishment of notes receivable of $12.2 million and zero, respectively.

4. Cash, Cash Equivalents and Short-term Investments

As of June 30, 2017, and December 31, 2016, the Company had invested its excess cash balances primarily in money market funds and commercial paper. The Company’s securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in “Accumulated other comprehensive income” in stockholders’ equity, net of estimated taxes. See Note 3 for fair value measurement information. The cost of securities sold is based on the specific identification method. To date, the Company has not experienced credit losses on investments in these instruments, and it does not require collateral for its investment activities.

The following tables summarize the Company’s cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash and cash equivalents, or short-term investments as of June 30, 2017, and December 31, 2016:

			Reported as:
	Amortized Cost	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
(In thousands)
June 30, 2017
Cash	$340,246	$340,246	$340,246	$—
Money market funds	9,182	9,182	9,182	—
Commercial paper	10,895	10,895	—	10,895
Total	$360,323	$360,323	$349,428	$10,895

December 31, 2016
Cash	$147,150	$147,150	$147,150	$—
Money market funds	4	4	4	—
Commercial paper	19,987	19,987	—	19,987
Total	$167,141	$167,141	$147,154	$19,987

5. Concentration of Credit Risk

Customer Concentration

The percentage of total revenue recognized, which individually accounted for 10% or more of the Company’s total revenues, was as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Licensee	Product Name	2017	2016	2017	2016
Genentech	Avastin	—%	—%	—%	31%
	Herceptin	—%	—%	—%	31%
	Xolair	—%	—%	—%	10%

Biogen	Tysabri®	11%	68%	16%	23%

Depomed	Glumetza, Janumet XR, Jentadueto XR and Invokamet XR	61%	20%	49%	N/M

N/M	Tekturna, Tekturna HCT, Rasilez and Rasilez HCT	11%	—%	15%	—%

AcelRx	Zalviso	2%	10%	2%	3%

kaléo	Interest revenues	3%	22%	5%	8%
____________________
N/M = Not meaningful

6. Foreign Currency Hedging

The Company designates the foreign currency exchange contracts used to hedge its royalty revenues based on underlying Euro-denominated sales as cash flow hedges. Euro forward contracts are presented on a net basis on the Company’s Condensed Consolidated Balance Sheets as it has entered into a netting arrangement with the counterparty. All Euro forward contracts were classified as cash flow hedges. There were no Euro forward contracts outstanding as of June 30, 2017 or December 31, 2016.

The effect of the Company’s derivative instruments in its Condensed Consolidated Statements of Income and its Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(In thousands)
Gain (loss) reclassified from accumulated OCI into “Queen et al. royalty revenue,” net of tax (2)	$—	$—	$—	$1,821
 _______________________________
(1) Net change in the fair value of cash flow hedges, net of tax.
(2) Effective portion classified as royalty revenue.

7. Notes and Other Long-Term Receivables

Notes and other long-term receivables included the following significant agreements:

Wellstat Diagnostics Note Receivable and Credit Agreement and Related Litigation

On November 2, 2012, the Company and Wellstat Diagnostics, LLC a/k/a Defined Diagnostics, LLC (“Wellstat Diagnostics”) entered into a $40.0 million credit agreement pursuant to which the Company was to accrue quarterly interest payments at the rate of 5% per annum (payable in cash or in kind). In addition, the Company was to receive quarterly royalty payments based on a low double-digit royalty rate of Wellstat Diagnostics’ net revenues, generated by the sale, distribution or other use of Wellstat Diagnostics’ products, if any, commencing upon the commercialization of its products. A portion of the proceeds of the $40.0 million credit agreement were used to repay certain notes receivable which Wellstat Diagnostics entered into in March 2012.

In January 2013, the Company was informed that, as of December 31, 2012, Wellstat Diagnostics had used funds contrary to the terms of the credit agreement and breached Sections 2.1.2 and 7 of the credit agreement. The Company sent Wellstat Diagnostics a notice of default on January 22, 2013, and accelerated the amounts owed under the credit agreement. In connection with the notice of default, the Company exercised one of its available remedies and transferred approximately $8.1 million of available cash from a bank account of Wellstat Diagnostics to the Company and applied the funds to amounts due under the credit agreement. On February 28, 2013, the parties entered into a forbearance agreement whereby the Company agreed to refrain from exercising additional remedies for 120 days. During such forbearance period, the Company provided approximately $1.3 million to Wellstat Diagnostics to fund ongoing operations of the business. During the year ended December 31, 2013, approximately $8.7 million was advanced pursuant to the forbearance agreement.

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
On August 5, 2014, the Company delivered a notice of default (the “Wellstat Diagnostics Borrower Notice”) to Wellstat Diagnostics, which accelerated all obligations under the amended and restated credit agreement and demanded immediate payment in full in an amount equal to approximately $53.9 million (which amount, in accordance with the terms of the amended and restated credit agreement, included an amount that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company), plus accruing fees, costs and interest, and demanded that Wellstat Diagnostics protect and preserve all collateral securing its obligations.

On August 7, 2014, the Company delivered a notice (the “Wellstat Diagnostics Guarantor Notice”) to each of the guarantors of Wellstat Diagnostics’ obligations to the Company (collectively, the “Wellstat Diagnostics Guarantors”) under the credit agreement, which included a demand that the guarantors remit payment to the Company in the amount of the outstanding obligations. The guarantors include certain affiliates and related companies of Wellstat Diagnostics, including Wellstat Therapeutics and Wellstat Diagnostics’ stockholders.

On September 24, 2014, the Company filed an ex-parte petition for appointment of receiver with the Circuit Court of Montgomery County, Maryland (the “Wellstat Diagnostics Petition”), which was granted on the same day. Wellstat Diagnostics remained in operation during the period of the receivership with incremental additional funding from the Company. On May 24, 2017, Wellstat Diagnostics transferred substantially all of its assets to the Company pursuant to a credit bid. The credit bid reduced the outstanding balance of the loan by an immaterial amount. Through the period ended June 30, 2017, the Company has advanced to Wellstat Diagnostics $20.4 million to fund the ongoing operations of the business and other associated costs. This funding has been expensed as incurred.

On September 4, 2015, the Company filed in the Supreme Court of New York a motion for summary judgment in lieu of complaint which requested that the court enter judgment against certain of the Wellstat Diagnostics Guarantors for the total amount due on the Wellstat Diagnostics debt, plus all costs and expenses including lawyers’ fees incurred by the Company in enforcement of the related guarantees. On September 23, 2015, the Company filed in the same court an ex parte application for a temporary restraining order and order of attachment of the Wellstat Diagnostics Guarantor defendants’ assets. Although the court denied the Company’s request for a temporary restraining order at a hearing on September 24, 2015, it ordered that assets of the Wellstat Diagnostics Guarantor defendants should be held in status quo ante and only used in the normal course of business pending the outcome of the matters under consideration at the hearing.

On July 29, 2016, the Supreme Court of New York granted the Company’s motion for summary judgment and held that the Wellstat Diagnostics Guarantor defendants are liable for all “Obligations” owed by Wellstat Diagnostics to the Company. It did not set a specific dollar amount due, but ordered that a judicial hearing officer or special referee be designated to determine the amount of the Obligations owing, and awarded the Company its attorneys’ fees and costs in an amount to be determined. After appeal by the Wellstat Diagnostics Guarantor defendants, on February 14, 2017, the Appellate Division of the Supreme Court of New York reversed on procedural grounds a portion of the Memorandum of Decision granting the Company summary judgment in lieu of complaint, but affirmed the portion of the Memorandum of Decision denying the Wellstat Diagnostics Guarantor defendants’ motion for summary judgment in which they sought a determination that the guarantees had been released. As a result, the litigation has been remanded to the Supreme Court of New York to proceed on the Company’s claims as a plenary action. This case is currently pending and in the pre-trial phase.

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

On October 22, 2015, certain of the Wellstat Diagnostics Guarantors filed a separate complaint against the Company in the Supreme Court of New York seeking a declaratory judgment that certain contractual arrangements entered into between the parties subsequent to Wellstat Diagnostics’ default, and which relate to a split of proceeds in the event that the Wellstat Diagnostics Guarantors voluntarily monetize any assets that are the Company’s collateral, is of no force or effect. This case is currently pending and the Supreme Court has instructed the Parties to coordinate with respect to pre-trial activities.

Effective April 1, 2014, and as a result of the event of default, the Company determined the loan to be impaired and it ceased to accrue interest revenue. At that time and as of June 30, 2017, it has been determined that an allowance on the carrying value of the note was not necessary, as the Company believes the value of the collateral securing Wellstat Diagnostics’ obligations exceeds the carrying value of the asset and is sufficient to enable the Company to recover the current carrying value of $50.2 million. The Company continues to closely monitor the timing and expected recovery of amounts due, including litigation and other matters related to Wellstat Diagnostics Guarantors’ assets. There can be no assurance that an allowance on the carrying value of the notes receivable investment will not be necessary in a future period depending on future developments.

Hyperion Agreement

On January 27, 2012, the Company and Hyperion Catalysis International, Inc. (“Hyperion”) (which is also a Wellstat Diagnostics Guarantor) entered into an agreement whereby Hyperion sold to the Company the royalty streams due from SDK related to a certain patent license agreement between Hyperion and SDK dated December 31, 2008. The agreement assigned the patent license agreement royalty stream accruing from January 1, 2012 through December 31, 2013, to the Company in exchange for the lump sum payment to Hyperion of $2.3 million. In exchange for the lump sum payment, the Company was to receive two equal payments of $1.2 million on each of March 5, 2013 and 2014. The first payment of $1.2 million was paid on March 5, 2013, but Hyperion has not made the second payment that was due on March 5, 2014. The Company completed an impairment analysis as of June 30, 2017. Effective with this date and as a result of the event of default, the Company ceased to accrue interest revenue. As of June 30, 2017, the estimated fair value of the collateral was determined to be in excess of the carrying value. There can be no assurance that this will be true in the event of the Company’s foreclosure on the collateral, nor can there be any assurance of realizing value from such collateral.

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

The Company has estimated a fair value of $3.84 per share for the 1.7 million shares of Alphaeon Class A common stock received in connection with the transactions and recognized this investment as a cost-method investment of $6.6 million included in other long-term asset. The Alphaeon Class A common stock is subject to other-than-temporary impairment assessments in future periods. There is no other-than-temporary impairment charge incurred as of June 30, 2017.

In December 2016, LENSAR, re-acquired the assets from LENSAR/Alphaeon and the Company entered into a second amended and restated credit agreement with LENSAR whereby LENSAR assumed all obligations under the amended and restated credit agreement with LENSAR/Alphaeon. Also in December, LENSAR filed for a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11 case”) with the support of the Company. In January 2017, the Company agreed to provide debtor-in-possession financing of up to $2.8 million in new advances to LENSAR so that it could continue to operate its business during the the Chapter 11 case. LENSAR filed a Chapter 11 plan of reorganization with the Company’s support under which LENSAR would issue 100% of its equity securities to the Company in exchange for the cancellation of the Company’s claims as a secured creditor in the Chapter 11 case, other than with respect to the debtor-in-possession financing, and would thereby become an operating subsidiary of the Company. On April 26, 2017, the bankruptcy court approved the plan of reorganization.

Pursuant to the plan of reorganization, LENSAR emerged from bankruptcy on May 11, 2017 as a wholly-owned subsidiary of the Company, and the Company started to consolidate LENSAR’s financial statements under the voting interest model beginning May 11, 2017.

For additional information on LENSAR please refer to Note 9 under “Intangible Assets and Goodwill,” Note 17 under “Business Combinations” and Note 18 under “Segment Information.”

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

Outstanding borrowings under tranche one bore interest at the rate of 15.5% per annum, payable quarterly in arrears, until the occurrence of the second tranche. Upon occurrence of the borrowing of this second tranche, the interest rate applicable to all loans under the credit agreement was decreased to 13.5% per annum, payable quarterly in arrears.

Under the terms of the credit agreement, Direct Flow Medical’s obligation to repay loan principal commenced on the twelfth interest payment date, September 30, 2016. The principal amount outstanding at commencement of repayment was required to be repaid in equal installments until final maturity of the loans. The loans were to mature on November 5, 2018. The obligations under the credit agreement were secured by a pledge of substantially all the assets of Direct Flow Medical and any of its subsidiaries.

On December 21, 2015, Direct Flow Medical and the Company entered into a waiver to the credit agreement in anticipation of Direct Flow Medical being unable to comply with the liquidity covenant and make interest payments due under the credit agreement, which was subsequently extended on January 14, 2016, and further delayed the timing of the interest payments through the period ending September 30, 2016 while Direct Flow Medical sought additional financing to operate its business.

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

On September 30, 2016, the Company and Direct Flow Medical entered into a waiver to the credit agreement where the parties agreed, among other things, to (i) delay payment on all overdue interest payments until October 31, 2016, (ii) waive the initial principal repayment until October 31, 2016 and (iii) continue to waive the liquidity requirements until October 31, 2016. Further, Direct Flow Medical agreed to issue to the Company a specified amount of warrants to purchase shares of convertible preferred stock at an exercise price of $0.01 per share.

On October 31, 2016, the Company agreed to extend the waivers described above until November 30, 2016 and on November 14, 2016, the Company advanced an additional $1.0 million loan while Direct Flow Medical continued to seek additional financing.

On November 16, 2016, Direct Flow Medical advised the Company that its potential financing source had modified its proposal from an equity investment to a loan with a substantially smaller amount and under less favorable terms. Direct Flow Medical shut down its operations in December 2016 and in January 2017 made an assignment for the benefit of creditors. The Company then initiated foreclosure proceedings, resulting in the Company obtaining ownership of most of the Direct Flow Medical assets through the Company’s wholly-owned subsidiary, DFM, LLC. The assets are held for sale and carried at the lower of carrying amount or fair value, less estimated selling costs, which is primarily based on supporting data from market participant sources, and valid offers from third parties.

At December 31, 2016, the Company completed an impairment analysis and concluded that the situation qualified as a troubled debt restructuring and recognized an impairment loss of $51.1 million.

In January 2017, the Company started to actively market the asset held for sale. On January 23, 2017, the Company and DFM, LLC entered into an Intellectual Property Assignment Agreement with Hong Kong Haisco Pharmaceutical Co., Limited (“Haisco”), a Chinese pharmaceutical company, whereby Haisco acquired former Direct Flow Medical clinical, regulatory and commercial information and intellectual property rights exclusively in China for $7.0 million. The Company, through DFM, LLC also sold Haisco certain manufacturing equipment for $450,000 and collected $692,000 on outstanding Direct Flow Medical accounts receivable during the six months ended June 30, 2017. The Company is exploring alternatives to further monetize the remaining assets of Direct Flow Medical and has ascribed a carrying value of $1.9 million to the remaining assets held for sale at June 30, 2017.

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

In March 2016, Sanofi and kaléo terminated their license and development agreement and all U.S. and Canadian commercial and manufacturing rights to Auvi-Q® and Allerject®, and manufacturing equipment, were returned to kaléo. As part of the financing transaction, kaléo was required to establish an interest reserve account of $20.0 million from the $150.0 million provided by the Company. The purpose of this interest reserve account is to cover any possible shortfalls in interest payments owed to the Company. While the interest reserve account was depleted in the second quarter of 2016, kaléo continued to make interest payments due to the Company under the note purchase agreement. On February 14, 2017, kaléo reintroduced Auvi-Q to the market.

As of June 30, 2017, the Company determined that its royalty purchase interest in Accel 300 represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Accel 300 that most significantly impact Accel 300’s economic performance and is not the primary beneficiary of Accel 300; therefore, Accel 300 is not subject to consolidation by the Company.

CareView Credit Agreement

On June 26, 2015, the Company entered into a credit agreement with CareView Communications Inc. (“Careview”), under which the Company made available to CareView up to $40.0 million in two tranches of $20.0 million each. Under the terms of the credit agreement, the first tranche of $20.0 million, net of fees, was funded by the Company upon CareView’s attainment of a specified milestone relating to the placement of CareView Systems®, on October 7, 2015. On October 7, 2015, the Company and CareView entered into an amendment of the credit agreement to modify certain definitions related to the first and second tranche milestones. The second $20.0 million tranche would be funded upon CareView’s attainment of specified milestones relating to the placement of CareView Systems and consolidated earnings before interest, taxes, depreciation and amortization, to be accomplished no later than June 30, 2017. Such milestones were not achieved, and there is no additional funding obligation due from the Company. Outstanding borrowings under the credit agreement will bear interest at the rate of 13.5% per annum and are payable quarterly in arrears.

As part of the transaction, the Company received a warrant to purchase approximately 4.4 million shares of common stock of CareView at an exercise price of $0.45 per share. The Company has accounted for the warrant as derivative asset with an offsetting credit as debt discount. At each reporting period the warrant is marked to market for changes in fair value.

In connection with the October 2015 amendment of the credit agreement, the Company and CareView also agreed to amend the warrant to purchase common stock agreement by reducing the warrant’s exercise price from $0.45 to $0.40 per share. At June 30, 2017, the Company determined an estimated fair value of the warrant of $0.2 million.

For carrying value and fair value information related to the Company’s Notes and Other Long-term Receivables, see Note 3.

8. Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Raw materials	$1,929	$—
Work in process	3,715	1,625
Finished goods	5,806	1,259
Total inventory	$11,450	$2,884

The Company holds inventory at third-party logistics providers and distributors. The amount of inventory held at distributors was $0.8 million and zero at June 30, 2017 and December 31, 2016, respectively.

In addition, as of June 30, 2017 and December 31, 2016, the Company deferred approximately $0.2 million and $0.1 million, respectively, of costs associated with inventory transfer made under the Company’s third party logistic provider service arrangement. These costs have been recorded as other assets on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2017 and December 31, 2016. The Company will recognize the cost of product sold as inventory is transferred from its third party logistic provider to the Company’s customers.

During the second quarter of 2017 and fourth quarter of 2016, the Company recognized an inventory write-down of zero and $0.3 million, respectively, related to Noden Products that the Company would not be able to sell prior to their expiration.

9. Intangible Assets and Goodwill

Intangible Assets, Net

The components of intangible assets as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017			December 31, 2016
(in thousands)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangible assets:
Acquired products rights(1)	$216,690	$(21,669)	$195,021	$216,690	$(10,834)	$205,856
Customer relationships(1) (2)	26,080	(2,405)	23,675	23,880	(1,194)	22,686
Acquired technology(2)	9,200	(98)	9,102	—	—	—
Acquired trademarks(2)	570	(19)	551	—	—	—
	$252,540	$(24,191)	$228,349	$240,570	$(12,028)	$228,542
________________
(1) We acquired certain intangible assets as part of the Noden Transaction, as described further in Note 17. They are amortized on a straight line basis over a weighted average period of 10.0 years.
(2) We acquired certain intangible assets as part of the LENSAR transaction, as described further in Note 17. They are amortized over a weighted average period of 15 years.

Amortization expense for the six months ended June 30, 2017 was $12.2 million.

Based on the intangible assets recorded at June 30, 2017, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2017 (Remaining six months)	$12,431
2018	24,861
2019	24,861
2020	24,861
2021	24,861
2022	24,796
Thereafter	91,678
Total intangible assets acquired	$228,349

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

10. Accrued Liabilities

Accrued liabilities consist of the following:

(in thousands)	June 30, 2017	December 31, 2016
Compensation	$7,045	$3,131
Interest	2,451	2,554
Deferred revenue	3,176	—
Dividend payable	122	21
Legal	564	1,594
Accrued rebates, chargebacks and other revenue reserves	19,257	12,338
Refund to manufacturer	3,267	8,909
Other	2,226	2,028
Total	$38,108	$30,575

The following table provides a summary of activity with respect to the Company’s sales allowances and accruals for the six months ended June 30, 2017:

(in thousands)	Discount and Distribution Fees	Government Rebates and Chargebacks	Assistance and Other Discounts	Product Return	Total
Balance at December 31, 2016:	$2,475	$5,514	$2,580	$1,769	$12,338
Allowances for current period sales	4,478	9,859	4,519	2,465	21,321
Allowances for prior period sales	—	253	—	—	253
Credits/payments for current period sales	(2,062)	(1,853)	(126)	(1,145)	(5,186)
Credits/payments for prior period sales	(2,425)	(4,334)	(785)	(1,925)	(9,469)
Balance at June 30, 2017:	$2,466	$9,439	$6,188	$1,164	$19,257

11. Commitments and Contingencies

PDL BioPharma, Inc. v Merck Sharp & Dohme, Corp.

On January 22, 2016, the Company filed a complaint against Merck Sharp & Dohme, Corp (“Merck”) for patent infringement in the United States District Court for the District of New Jersey. In the complaint, the Company alleged that manufacture and sales of certain of Merck’s Keytruda product infringed one or more claims of the Company’s U.S. Patent No. 5,693,761 (the “761 Patent”). The Company requested judgment that Merck infringed the 761 Patent, an award of damages due to the infringement, a finding that such infringement was willful and deliberate and trebling of damages therefore, and a declaration that the case is exceptional and warrants an award of attorney’s fees and costs.

On April 21, 2017, the Company entered into a settlement agreement with Merck to resolve the patent infringement lawsuit between the parties pending in the U.S. District Court for the District of New Jersey related to Merck’s Keytruda humanized antibody product. Under the terms of the agreement, Merck paid the Company a one time, lump-sum payment of $19.5 million, and the Company granted Merck a fully paid-up, royalty free, non-exclusive license to certain of the Company’s rights to issued patents in the United States and elsewhere, covering the humanization of antibodies (the “Queen et al. patent”) for use in connection with Keytruda as well as a covenant not to sue Merck for any royalties regarding Keytruda. In addition, the parties agreed to dismiss all claims in the relevant legal proceedings.

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

Noden Pharma DAC v Anchen Pharmaceuticals, Inc. et al

On April 28, 2017, Noden Pharma DAC received a Paragraph IV Notice Letter advising that Anchen Pharmaceuticals, Inc. (“Anchen”) submitted an Abbreviated New Drug Application (“ANDA”) to the FDA seeking authorization from the FDA to manufacture and market a generic version of Tekturna® aliskiren hemifumarate tablets, 150 mg and 300 mg, in the United States. The Notice Letter contains certifications against U.S. Patent No. 8,617,595 (the “595 Patent”), which is listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”) for Tekturna as expiring on February 19, 2026.

Noden filed a complaint for patent infringement on June 12, 2017, in the United States District Court for the District of Delaware, against Anchen and Par Pharmaceutical, Inc. (“Par”) asserting infringement of the ‘595 Patent. Because Noden filed its complaint within 45 days of receiving the Paragraph IV Notice Letter, Anchen’s ANDA is subject to up to a 30 month stay before the FDA may approve the application. Anchen and Par filed their answer on July 27, 2017 in which they deny infringement of the ‘595 patent and request a declaratory judgment that their generic ANDA product does not infringe the ‘595 patent or U.S. Patent No. 8,618,172, also owned by Noden Pharma DAC. Noden Pharma DAC intends to vigorously protect its intellectual property in Tekturna.

Noden is aware that Novartis received Paragraph IV certifications from Par for Tekturna HCT and Anchen on December 31, 2013. Novartis did not file a responsive patent infringement suit related to these certifications. However, to Noden’s knowledge, neither Par nor Anchen have in the meantime commercialized generic aliskiren products.

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

Lease Guarantee

In connection with the spin-off (the “Spin-Off”) by the Company of Facet Biotech Corporation (“Facet”), the Company entered into amendments to the leases for the Company’s former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. As of June 30, 2017, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $50.8 million. In April 2010, Abbott Laboratories acquired Facet and later renamed the entity AbbVie Biotherapeutics, Inc. (“AbbVie”). If AbbVie were to default under its lease obligations, the Company could be held liable by the landlord as a co-tenant and, thus, the Company has in substance guaranteed the payments under the lease agreements for the Redwood City facilities.

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

The Company has recorded a liability of $10.7 million on its Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, related to this guarantee. In future periods, the Company may adjust this liability for any changes in the ultimate outcome of this matter that are both probable and estimable.

Irrevocable Letters of Credit

On June 30, 2016, the Company purchased a $75.0 million certificate of deposit, which is designated as cash collateral for the $75.0 million letter of credit issued on July 1, 2016 with respect to the first anniversary payment under the Noden Purchase Agreement (as defined in Note 16 below). In addition, we provided an irrevocable and unconditional guarantee to Novartis Pharma AG (“Novartis”), to pay up to $14.0 million of the remaining amount of the first anniversary payment not covered by the letter of credit. The Company concluded that both guarantees are contingent obligations and shall be accounted for in accordance with ASC 450, Contingencies. Further, it was concluded that both guarantees do not meet the conditions to be accrued at June 30, 2017. On July 3, 2017, the first anniversary payment of $89.0 million was paid pursuant to the Noden Purchase Agreement and the $14.0 million guarantee was extinguished. On August 1, 2017, the letter of credit terminated and is no longer available to Novartis.

Purchase Obligations

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

In addition, Noden and Novartis entered into a supply agreement pursuant to which Novartis will manufacture and supply to Noden a finished form of the Noden Products and bulk drug form of the Noden Products for specified periods of time prior to the transfer of manufacturing responsibilities for the Noden Products to another manufacturer. The supply agreement may be terminated by either party for material breach that remains uncured for a specified time period. The supply agreement commits the Company to a minimum purchase obligation of approximately $14.8 million and $120.7 million over the next twelve and twenty-four months, respectively. The Company expects to meet this requirement. For more information about the Noden Transaction, see Note 17.

LENSAR and Coherent, Inc. entered into an Original Equipment Manufacturer agreement pursuant to which Coherent, Inc. will manufacture and supply to LENSAR Staccato Lasers by December 31, 2017. The supply agreement commits LENSAR to a minimum purchase obligation of approximately $1.9 million over the next six months. The Company expects that LENSAR will meet this requirement. For more information about the LENSAR transaction, see Note 17.

12. Convertible Notes

		Principal Balance Outstanding	Carrying Value
		June 30,	June 30,	December 31,
Description	Maturity Date	2017	2017	2016
(In thousands)
Convertible Notes
February 2018 Notes	February 1, 2018	$126,447	$123,793	$121,595
December 2021 Notes	December 1, 2021	$150,000	114,044	110,848
Total			$237,837	$232,443

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

In connection with this repurchase of the February 2018 Notes, the Company unwound a portion of the purchased call options related to the notes. As a result of this unwinding, the Company received $0.3 million in cash. The payments received have been recorded as an increase to additional paid-in-capital. In addition, the Company unwound a portion of the warrants for $0.2 million in cash, payable by the Company. The payments have been recorded as a decrease to additional paid-in-capital. At the time of the transaction, the Company concluded that the remaining purchased call options and warrants continue to meet all criteria for equity classification.

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

As of June 30, 2017, the Company’s February 2018 Notes are not convertible. At June 30, 2017, the if-converted value of the February 2018 Notes did not exceed the principal amount.

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, the Company was required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, the Company separated the principal balance of the February 2018 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.0%, which represents the estimated market interest rate for a similar nonconvertible instrument available to the Company on the date of issuance, the Company recorded a total debt discount of $29.7 million, allocated $19.3 million to additional paid-in capital and allocated $10.4 million to deferred tax liability. The discount is being amortized to interest expense over the term of the February 2018 Notes and increases interest expense during the term of the February 2018 Notes from the 4.0% cash coupon interest rate to an effective interest rate of 6.9%. As of June 30, 2017, the remaining discount amortization period is 0.6 years.

The carrying value and unamortized discount of the February 2018 Notes were as follows:

(In thousands)	June 30, 2017	December 31, 2016
Principal amount of the February 2018 Notes	$126,447	$126,447
Unamortized discount of liability component	(2,654)	(4,852)
Net carrying value of the February 2018 Notes	$123,793	$121,595

Interest expense for the February 2018 Notes on the Company’s Condensed Consolidated Statements of Income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Contractual coupon interest	$1,264	$2,464	$2,529	$4,928
Amortization of debt issuance costs	250	442	499	880
Amortization of debt discount	851	1,555	1,699	3,105
Total	$2,365	$4,461	$4,727	$8,913

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

The purchased call options and warrants are considered indexed to the Company stock, require net-share settlement, and met all criteria for equity classification at inception and at June 30, 2017. The purchased call options cost of $31.0 million, less deferred taxes of $10.8 million, and the $11.4 million received for the warrants, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

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

The December 2021 Notes are convertible under any of the following circumstances:

•
During any fiscal quarter (and only during such fiscal quarter) commencing after the fiscal quarter ending June 30, 2017, if the last reported sale price of Company common stock for at least 20 trading days (whether or not consecutive), in the period of 30 consecutive trading days, ending on, and including, the last trading day of the immediately preceding fiscal quarter, exceeds 130% of the conversion price for the notes on each applicable trading day;

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, the Company was required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, the Company separated the principal balance of the December 2021 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 9.5%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, the Company recorded a total debt discount of $4.3 million, allocated $23.8 million to additional paid-in capital and allocated $12.8 million to deferred tax liability. The discount is being amortized to interest expense over the term of the December 2021 Notes and increases interest expense during the term of the December 2021 Notes from the 2.75% cash coupon interest rate to an effective interest rate of 3.4%. As of June 30, 2017, the remaining discount amortization period is 4.4 years.

The carrying value and unamortized discount of the December 2021 Notes were as follows:

(In thousands)	June 30, 2017	December 31, 2016
Principal amount of the December 2021 Notes	$150,000	$150,000
Unamortized discount of liability component	(35,956)	(39,152)
Net carrying value of the December 2021 Notes	$114,044	$110,848

Interest expense for the December 2021 Notes on the Company’s Condensed Consolidated Statements of Income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Contractual coupon interest	$1,032	$—	$2,063	$—
Amortization of debt issuance costs	18	—	36	—
Amortization of debt discount	131	—	261	—
Amortization of conversion feature	1,469	—	2,899	—
Total	$2,650	$—	$5,259	$—

As of June 30, 2017, the December 2021 Notes are not convertible. At June 30, 2017, the if-converted value of the December 2021 Notes did not exceed the principal amount.

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

13. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	June 30,	December 31,
	2017	2016
(In thousands)
Accrued lease liability	$10,700	$10,700
Long-term incentive accrual	3,493	1,995
Uncertain tax positions	30,259	41,591
Long-term deferred tax liabilities	3,424	—
Dividend payable	149	270
Other	517	—
Total	$48,542	$54,556

In connection with the Spin-Off, the Company entered into amendments to the leases for the Company’s former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify the Company for all matters related to the leases attributable to the period after the Spin-Off date. As of June 30, 2017, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $50.8 million. If Facet were to default, the Company could also be responsible for lease-related costs including utilities, property taxes and common area maintenance that may be as much as the actual lease payments. The Company has recorded a liability of $10.7 million on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2017, and December 31, 2016, related to this guarantee.

14. Stock-Based Compensation

The Company grants restricted stock awards pursuant to a stockholder approved stock-based incentive plan. This incentive plan is described in further detail in Note 15, Stock-Based Compensation, of Notes to Condensed Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The following table summarizes the Company’s restricted stock award activity during the six months ended June 30, 2017:

		Restricted Stock Awards
(In thousands except per share amounts)	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant-date Fair Value Per Share
Balance at December 31, 2016	3,432	1,472	$3.96
Granted	(1,889)	1,889	$2.14
Shares released	—	(426)	$3.52
Balance at June 30, 2017	1,543	2,935	$2.85

15. Income Taxes

Income tax expense for the three months ended June 30, 2017 and 2016, was $53.9 million and $2.7 million, respectively, and for the six months ended June 30, 2017 and 2016, was $60.4 million and $35.6 million, respectively, which resulted primarily from applying the federal statutory income tax rate to income before income taxes. The Company’s effective tax rates for the current period differs from the U.S. federal statutory rate of 35% due primarily to the effect of Subpart F income as result of the product acquisition triggering U.S. tax on the Company’s pro rata share of income earned by Noden as a controlled foreign corporation. The Company intends to indefinitely reinvest all of its undistributed foreign earnings outside of the United States.

The uncertain tax positions increased during the three months ended June 30, 2017 and 2016, by $28.9 million and $0.4 million, respectively, and increased during the six months ended June 30, 2017 and 2016, by $29.7 million and $1.6 million, respectively, resulting from an increase in tax uncertainties and estimated tax liabilities.

The Company’s income tax returns are subject to examination by U.S. federal, state and local tax authorities for tax years 1996 forward. In May 2012, the Company received a “no-change” letter from the Internal Revenue Service (“IRS”) upon completion of an examination of the Company’s 2008 federal tax return. The Company is currently under income tax examination in the state of California for the tax years 2009 through 2015. Although the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year, the Company does not anticipate any material change to the amount of its unrecognized tax benefit over the next 12 months.

16. Stockholders’ Equity

Stock Repurchase Program

On March 1, 2017, the Company’s board of directors authorized the repurchase through March 2018 of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $30.0 million pursuant to a share repurchase program. The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. The amount and timing of such repurchases are dependent upon the price and availability of shares, general market conditions and the availability of cash. Repurchases may also be made under a trading plan under Rule 10b-5, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The repurchase program may be suspended or discontinued at any time without notice. All shares of common stock repurchased under the Company’s share repurchase program were retired and restored to authorized but unissued shares of common stock at June 30, 2017. The Company repurchased 13.3 million shares of its common stock under the share repurchase program during the six months ended June 30, 2017 for an aggregate purchase price of $30.0 million, or an average cost of $2.25 per share, including trading commission.

17. Business Combinations

NODEN TRANSACTION

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

On July 1, 2016, upon the consummation of the Noden Transaction, a noncontrolling interest holder acquired a 6% equity interest in Noden Pharma DAC and Noden Pharma USA Inc. (together, with any subsidiaries, “Noden”). The equity interest of the noncontrolling interest holder is subject to vesting and repurchase rights over a four-year period. In May, 2017, such equity interest was purchased for $2.2 million in cash by the Company. The Company accounted for the repurchase in accordance with ASC 810 and recognized the difference between the fair value of the consideration paid and the amount by which the noncontrolling interest is adjusted for in equity attributable to the Company.

The Company determined that Noden shall be consolidated under the voting interest model as of June 30, 2017.

On July 3, 2017, Noden made the $89.0 million anniversary payment to Novartis pursuant to the terms of the Noden Purchase Agreement, of which $32.0 million was funded by the Company in the form of an equity contribution. The Company expects to make additional equity contributions to Noden of at least $38.0 million to fund a portion of certain milestone payments under the Noden Purchase Agreement, subject to the occurrence of such milestones.

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

The acquired product rights represent developed technology of products approved for sales in the market, which we refer to as marketed products, and have finite useful lives. They are amortized on a straight line basis over a weighted average period of 10 years. These estimates will be adjusted accordingly if the final identifiable intangible asset valuation generates results, including corresponding useful lives and related amortization methods, which differ from the preliminary estimates, or if the above scope of intangible assets is modified.

LENSAR TRANSACTION

Description of the LENSAR Transaction

In December 2016, LENSAR filed the Chapter 11 case with the support of the Company, as its largest senior secured creditor under a credit agreement, as amended, that the Company and Lensar had entered into in 2013. For more information regarding the credit agreement between the Company and Lensar, please see Note 7. In January 2017, the Company agreed to provide debtor-in-possession financing of up to $2.8 million in new advances to LENSAR so that it could continue to operate its business during the remainder of the Chapter 11 case. As part of the Chapter 11 case, LENSAR filed a Chapter 11 plan of reorganization, with the Company’s support, under which LENSAR would issue 100% of its equity securities to the Company in exchange for the cancellation of the Company’s claims as a secured creditor in the Chapter 11 case.  Following consummation of the Plan, LENSAR would become an operating subsidiary of the Company and the Company provided LENSAR a new, senior-secured, first-priority term loan facility (the “Exit Facility”).

On April 26, 2017, the bankruptcy court approved the plan of reorganization. On May 11, 2017, LENSAR and the Company consummated the plan of reorganization and LENSAR emerged from bankruptcy. Pursuant to the plan of reorganization, the Company obtained control of 100% of the outstanding voting shares of LENSAR. All assets of the LENSAR bankruptcy estate re-vested in reorganized LENSAR free and clear of all liens, claims or charges. The consummation of the plan of reorganization related transactions effect binding and valid transfers to reorganized LENSAR with all rights, title and interest in the acquired assets. Upon consummation of the plan of reorganization, all debt owed to the Company was eliminated other than the Exit facility.  Liabilities to other creditors, including general unsecured creditors, were, or shall be, satisfied through the plan of reorganization.

The Company concluded that the LENSAR transaction shall be accounted in accordance with ASC 805, Business Combinations, that do not involve a transfer of consideration (“combinations by contract”) by applying the acquisition method.

Fair Value of Consideration Transferred

Contemporaneously with the cancellation of the Company’s notes receivable with a carrying value of $43.9 million, the Company acquired 100% equity interests in LENSAR, at fair value, for $31.7 million. resulting in a loss on extinguishment of notes receivable of $12.2 million. The fair value of the equity interest in LENSAR was determined primarily using the “income method,” which starts with a forecast of all expected future cash flows of the acquired business. The acquisition resulted in a gain on bargain purchase because the fair value of assets acquired and liabilities assumed exceeded the total of the fair value of the equity interest in LENSAR by approximately $6.3 million, which was recorded in the Condensed Consolidated Statement of Income for the period ended June 30, 2017.

Assets Acquired and Liabilities Assumed

Due to the timing of the LENSAR transaction, certain amounts are provisional and subject to change. The provisional amounts consist primarily of the estimates of the fair value of intangible assets acquired. The Company will finalize these amounts as we obtain the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the acquisition date may result in adjustments to the provisional amounts recognized at the acquisition date. These changes could be significant. The Company will finalize these amounts no later than one year from the closing date.

The following table summarizes the fair values of the identifiable intangible assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash	$1,983
Tangible assets	18,647
Intangible assets (1)	11,970
Net deferred tax assets	20,411
Total identifiable assets	53,011
Current liabilities	(4,398)
Total liabilities assumed	(4,398)
Gain on bargain purchase, net of loss on extinguishment of notes receivable	6,271
Total fair value of consideration	$31,726
______________
(1) As of the effective date of the transaction, identifiable intangible assets are required to be measured at fair value.  The fair value measurement is based on significant inputs that are unobservable in the market and thus represents a Level 3 measurement. We used an income approach to estimate the preliminary fair value of the intangibles which includes technology, trademarks and customer relationships. The assumptions used to estimate the cash flows of the business included a discount rate of 16%, estimated gross margins ranging from 37-72%, income tax rate of 35%, and operating expenses consisting of direct costs based on the anticipated level of revenues.  The intangible assets have a weighted-average useful life of approximately 15.0 years.

Pro Forma Impact of Business Combination

The following table represents the unaudited consolidated financial information for the Company on a pro forma basis for the three and six months ended June 30, 2017 and 2016, assuming that the Noden Transaction had closed on January 1, 2015 and the LENSAR transaction had closed on January 1, 2016. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the acquisitions and are expected to have a continuing impact on the consolidated results. Additionally, the following table sets forth unaudited financial information and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transactions occurred on the dates indicated or that may be achieved in the future.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(in thousands)
Pro forma revenues	$145,446	$62,109	$194,820	$205,056
Pro forma net income	$59,308	$4,440	$62,124	$60,597
Pro forma net income per share - basic	$0.38	$0.03	$0.40	$0.37
Pro forma net income per share - diluted	$0.38	$0.03	$0.40	$0.37

The unaudited pro forma consolidated results include historical revenues and expenses of assets acquired in the Noden Transaction with the following adjustments:

•	Adjustment to recognize incremental amortization expense based on the fair value of intangibles acquired;

•	Elimination of transaction costs and non-recurring charges directly related to the acquisition that were included in the historical results of operations for the Company; and

•
Adjustment to recognize pro forma income tax based on income tax benefit on the amortization of intangible asset at the statutory tax rate of Ireland (12.5%), and the income tax benefit on the interest expense at the statutory tax rate of the United States (35.0%).

18. Segment Information

In connection with acquiring 100% of the equity interests of LENSAR in May 2017, the Company added a third reportable segment, “medical devices” and renamed the previous product sales segment “pharmaceutical”.

Information regarding the Company’s segments for the three and six months ended June 30, 2017 and 2016 is as follows:

Revenues by segment	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Income generating assets	$125,006	$21,047	$157,864	$124,171
Pharmaceutical	16,212	—	28,794	—
Medical devices	2,617	—	2,617	—
Total revenues	$143,835	$21,047	$189,275	$124,171

Income (loss) by segment	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Income generating assets	$62,525	$4,148	$73,499	$60,035
Pharmaceutical	(891)	—	(4,624)	—
Medical devices	(1,195)	—	(1,195)	—
Total net income	$60,439	$4,148	$67,680	$60,035

Long-lived assets by segment
(in thousands)	June 30, 2017	December 31, 2016
Income generating assets	$61	$38
Pharmaceutical	844	—
Medical devices	1,295	—
Total long-lived assets	$2,200	$38

The operations for the Company’s Pharmaceutical and Medical Devices segments are primarily located in Ireland and the United Stated, respectively.

19. Subsequent Events

Noden Anniversary Payment

On July 3, 2017, Noden paid Novartis $89.0 million pursuant to the Noden Purchase Agreement. With this payment, the $14.0 million guarantee provided by the Company to Novartis described in Note 11 under the heading “Irrevocable Letters of Credit” was extinguished.

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

 OVERVIEW

We seek to provide a significant return for our shareholders by acquiring and managing a portfolio of companies, products, royalty agreements and debt facilities in the biotech, pharmaceutical and medical device industries. In 2012, we began providing alternative sources of capital through royalty monetizations and debt facilities, and in 2016, we began acquiring commercial-stage products and launching specialized companies dedicated to the commercialization of these products. To date, we have consummated 17 of such transactions, of which nine are active and outstanding. We have two debt transactions outstanding, representing deployed and committed capital of $170.0 million and $190.0 million, respectively: CareView and kaléo; we have one hybrid royalty/debt transaction outstanding, representing deployed and committed capital of $44.0 million: Wellstat Diagnostics; and we have five royalty transactions outstanding, representing deployed and committed capital of $396.1 million and $397.1 million, respectively: KYBELLA®, AcelRx, University of Michigan, Viscogliosi Brothers and Depomed. Our equity and loan investments in Noden represent deployed and committed capital of $179.0 million and $202.0 million, respectively, and our converted equity and loan investment in LENSAR represents deployed and committed capital of $40.0 million and $60.0 million, respectively.

In connection with our acquisition of Tekturna through Noden, we began operating in two reportable segments: income generating assets and product sales. In connection with acquiring 100% of the equity interest of LENSAR in May 2017, we added a third reportable segment, “medical devices” and renamed the previous product sales segment “pharmaceutical”.

Our income generating assets segment consists of (i) royalties from issued patents in the United States and elsewhere, covering the humanization of antibodies, which we refer to as the Queen et al. patents,(ii) notes and other long-term receivables, (iii) royalty rights - at fair value and (iv) equity investments. Our pharmaceutical segment consists of revenue derived from Tekturna®, Tekturna HCT®, Rasilez® and Rasilez HCT® (collectively, the “Noden Products” or “Tekturna”) sales. Our medical devices segment consists of revenue derived from the LENSAR Laser System sales. Prospectively, we expect to focus on the acquisition of additional products and expect to transact fewer royalty transactions and still fewer debt transactions. We anticipate that over time more of our revenues will come from our pharmaceutical segment and less of our revenues will come from our income generating assets segment.

Pharmaceutical

In 2016 we began acquiring, and plan to continue to acquire, commercial-stage products and companies who own or are acquiring pharmaceutical products. Our investment objective with respect to these transactions is to maximize our portfolio’s total return by generating current income from product sales. We consummated our first investment of this type with the acquisition of Tekturna in July 2016.

Noden Purchase Agreement

On July 1, 2016, Noden Pharma DAC, entered into an asset purchase agreement (“Noden Purchase Agreement”) whereby it purchased from Novartis the exclusive worldwide rights to manufacture, market, and sell the Noden Products and certain related assets and assumed certain related liabilities (the “Noden Transaction”). Upon the consummation of the Noden Transaction, a noncontrolling interest holder acquired 6% equity interests in Noden Pharma DAC and Noden Pharma USA, Inc. (together, with any subsidiaries, “Noden”). The Company purchased the equity interests of the noncontrolling interest holder in May 2017.

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

The agreement between Novartis and Noden provides for various transition periods for development and commercialization activities relating to the Noden Products. Initially, Novartis will continue to distribute the four products on behalf of Noden worldwide and Noden will receive a profit transfer on such sales. In the United States, the duration of the profit transfer ran from July 1, 2016 through October 4, 2016. Outside the United States, the profit transfer is expected to run from July 1, 2016 through approximately mid-2017. The event that terminates the profit transfer arrangement is the transfer of the marketing authorization for the four products from Novartis to Noden. Generally, the profit transfer to Noden is defined as gross revenues less product cost, a low single digit percentage as a fee to Novartis. Prior to the transfer of the marketing authorization, revenue will be recognized on a “net” basis; after the transfer of the marketing authorization, revenue will be recognized on a “gross” basis.

Because Novartis has not actively commercialized the four products for a number of years, and sales of the four products have been declining annually since that time, the ability of Noden to promote these four products successfully and efficiently will determine whether revenues can be stabilized and grown.

Medical Devices

In May 2017, we acquired 100% of the equity interests of LENSAR, who previously was a borrower under a credit facility with us.

LENSAR

On May 11, 2017, pursuant to the terms of a Chapter 11 plan of reorganization, most of LENSAR’s outstanding debt owed to us was converted to equity and LENSAR became our wholly-owned subsidiary.

LENSAR is a medical device company focused on the next generation femtosecond cataract laser technology for refractive cataract surgery. Cataract surgery is the highest volume surgical procedure performed worldwide with over 24.9 million surgeries performed in 2016. The LENSAR Laser System offers cataract surgeons automation and customization for their astigmatism treatment planning and other essential steps of the refractive cataract surgery procedure with the highest levels of precision, accuracy, and efficiency. These features assist surgeons in managing astigmatism treatment for optimal overall visual outcomes.

The LENSAR Laser System has been approved by the FDA for anterior capsulotomy, lens fragmentation, and corneal and arcuate incisions.

For details regarding LENSAR see Note 17 to the Condensed Consolidated Financial Statements included in Item 1.

Income Generating Assets

We acquire income generating assets when such assets can be acquired on terms that we believe allow us to increase return to our stockholders. These income generating assets are typically in the form of notes receivables, royalty rights and hybrid notes/royalty receivables and in some cases, equity. We primarily focus our income generating asset acquisition strategy on commercial-stage therapies and medical devices having strong economic fundamentals. However, our acquired income generating assets will not, in the near term, replace completely the revenues we generated from our license agreements related to our Queen et al. patents. In the second quarter of 2016, our revenues materially decreased after we stopped receiving payments from certain Queen et al. patent licenses and legal settlements, which accounted for 68%, 82% and 84% of our 2016, 2015 and 2014 revenues.

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

While we currently maintain this portfolio of royalty rights, our intention is to pursue fewer of these transactions while we focus on acquiring additional specialty pharmaceutical products or companies. At June 30, 2017, we had a total of six royalty rights transactions outstanding.

Notes and Other Long-Term Receivables

We have entered, and may continue to enter, into credit agreements with borrowers across the healthcare industry, under which we make available cash loans to be used by the borrower. Obligations under these credit agreements are typically secured by a pledge of substantially all the assets of the borrower and any of its subsidiaries. While we currently maintain this portfolio of notes receivable, our intention is to pursue fewer debt transactions, and focus on acquiring additional specialty pharmaceutical products or companies. At June 30, 2017, we had a total of three notes receivable transactions outstanding and one note/royalty (hybrid) receivable transaction outstanding.

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

The LENSAR Laser System is protected by over 35 patents in the United States and over 60 pending patents in the United States and rest of the world.

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

Our total revenues from licensees under our Queen et al. patents were $16.3 million and $14.2 million, net of rebates and foreign exchange hedge adjustments, for the three months ended June 30, 2017 and 2016, respectively, and $30.4 million and $135.7 million for the six months ended June 30, 2017 and 2016.

Licensing Agreements for Marketed Products

In the six months ended June 30, 2017 and 2016, we received royalties on sales of Tysabri from Biogen, and in the three months ended March 31, 2016, we received royalties on sales of the six humanized antibody products listed below.

Licensee	Product Names
Genentech	Avastin
Herceptin
Xolair
Lucentis
Perjeta®
Kadcyla®

Genentech

We entered into a master patent license agreement, effective September 25, 1998, under which we granted Genentech, Inc. (“Genentech”) a license under our Queen et al. patents to make, use and sell certain antibody products.

On January 31, 2014, we entered into the Settlement Agreement (the “Settlement Agreement”) with Genentech and F. Hoffman LaRoche, Ltd. (“Roche”) that resolved all existing legal disputes between the parties.

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

During the six months ended June 30, 2017, there have been no significant changes to our critical accounting policies and estimates from those presented in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, that are of significance, or potential significance, to us.

Operating Results

Three and six months ended June 30, 2017, compared to three and six months ended June 30, 2016

Revenues

	Three Months Ended		Change from Prior	Six Months Ended		Change from Prior
	June 30,			June 30,
	2017	2016	Year %	2017	2016	Year %
(Dollars in thousands)
Revenues
Royalties from Queen et al. patents	$16,285	$14,232	14%	$30,441	$135,687	(78%)
Royalty rights - change in fair value	83,725	(855)	9,892%	96,871	(27,957)	446%
Interest revenue	5,460	7,343	(26%)	10,917	16,307	(33%)
Product revenue, net	18,829	—	N/M	31,410	—	N/M
License and other	19,536	327	5,874%	19,636	134	14,554%
Total revenues	$143,835	$21,047	583%	$189,275	$124,171	52%
_______________________
N/M = Not meaningful

Total revenues were $143.8 million for the three months ended June 30, 2017, compared with $21.0 million for the three months ended June 30, 2016. Our total revenues increased by 583%, or $122.8 million, for the three months ended June 30, 2017, when compared to the same period of 2016. The increase was primarily due to the increase in estimated fair value of the Depomed royalty asset recognized in revenues, as well as due to the Merck settlement payment and the product revenues from the Noden Products and LENSAR. Total revenues were $189.3 million for the six months ended June 30, 2017, compared with $124.2 million for the six months ended June 30, 2016. Our total revenues increased by 52%, or $65.1 million, for the six months ended June 30, 2017, when compared to the same period of 2016. The increase was primarily due to the increase in estimated fair value of the Depomed royalty asset recognized in revenues, the Merck settlement payment and revenues from Noden and LENSAR product sales.

Revenue from our pharmaceutical segment for the three and six months ended June 30, 2017 were $16.2 million and $28.8 million, respectively, compared to the same periods last year. All pharmaceutical revenues were derived from sales of the Noden Products. While we acquired the exclusive worldwide rights to manufacture, market, and sell the Noden Products from Novartis on July 1, 2016, Novartis was still the primary obligor during the first and second quarters of 2017 for ex-U.S. sales, therefore revenue is presented on a “net” basis for those periods for all ex-U.S. sales. Our revenue recognition policies require estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance for product sales at each period.

The following table provides a summary of activity with respect to our sales allowances and accruals for the six months ended June 30, 2017:

(in thousands)	Discount and Distribution Fees	Government Rebates and Chargebacks	Assistance and Other Discounts	Product Return	Total
Balance at December 31, 2016:	$2,475	$5,514	$2,580	$1,769	$12,338
Allowances for current period sales	4,478	9,859	4,519	2,465	21,321
Allowances for prior period sales	—	253	—	—	253
Credits/payments for current period sales	(2,062)	(1,853)	(126)	(1,145)	(5,186)
Credits/payments for prior period sales	(2,425)	(4,334)	(785)	(1,925)	(9,469)
Balance at June 30, 2017	$2,466	$9,439	$6,188	$1,164	$19,257

Revenue from our income generating assets segment for the three months ended June 30, 2017 were $125.0 million, an increase of 493.9%, or $104.0 million, compared to the same period last year, primarily due to the increase in fair value of the Depomed royalty asset and the Merck settlement payment in the second quarter of 2017. Revenues from our income generating assets segment for the six months ended June 30, 2017 were $189.3 million, an increase of 27%, or $33.7 million, compared to the same period last year, primarily due to the Merck settlement payment, partially offset by ceasing to receive revenue from Genentech after the first quarter of 2016.

The following tables provides a summary of activity with respect to our royalty rights - change in fair value for the six months ended June 30, 2017 (in thousands):

		Change in	Royalty Rights -
	Cash Royalties	Fair Value	Change in Fair Value
Depomed	$41,767	$51,697	$93,464
VB	701	299	1,000
U-M	1,828	199	2,027
ARIAD	3,081	(462)	2,619
AcelRx	46	4,304	4,350
Avinger	610	(503)	107
KYBELLA	29	(6,725)	(6,696)
	$48,062	$48,809	$96,871

The following table summarizes the percentage of our total revenues that individually accounted for 10% or more of our total revenues for the three and six months ended June 30, 2017 and 2016:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Licensee	Product Name	2017	2016	2017	2016
Genentech	Avastin	—%	—%	—%	31%
	Herceptin	—%	—%	—%	31%
	Xolair	—%	—%	—%	10%

Biogen	Tysabri	11%	68%	16%	23%

Depomed	Glumetza, Janumet XR, Jentadueto XR and Invokamet XR	61%	20%	N/M	N/M

N/M	Tekturna, Tekturna HCT, Rasilez and Rasilez HCT	11%	—%	15%	0%

AcelRx	Zalviso	2%	10%	2%	3%

kaléo	Interest revenues	3%	22%	5%	8%
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

For the three and six months ended June 30, 2017 and 2016, we hedged certain Euro-denominated currency exposures related to our licensees’ product sales with Euro forward contracts. We designated foreign currency exchange contracts used to hedge royalty revenues based on underlying Euro-denominated sales as cash flow hedges. The aggregate unrealized gain or loss, net of tax, on the effective portion of the hedge was recorded in stockholders’ equity as “Accumulated other comprehensive income”. Realized gains or losses on cash flow hedges were recognized as an adjustment to royalty revenue in the same period that the hedged transaction impacts earnings. For the three months ended June 30, 2017 and 2016, we recognized no additions in royalty revenues from our Euro forward contracts, for the six months ended June 30, 2017 and 2016, we recognized zero and $2.8 million, respectively.

Operating Expenses

	Three Months Ended		Change from Prior	Six Months Ended		Change from Prior
	June 30,			June 30,
	2017	2016	Year %	2017	2016	Year %
(In thousands)
Cost of product revenue, (excluding intangible amortization)	$4,515	$—	N/M	$7,067	$—	N/M
Amortization of intangible assets	6,148	—	N/M	12,163	—	N/M
General and administrative	11,288	6,951	62%	23,864	16,797	42%
Sales and marketing	3,616	—	N/M	6,200	—	N/M
Research and development	4,281	—	N/M	6,047	—	N/M
Change in fair value of acquisition-related contingent consideration	1,207	—	N/M	2,649	—	N/M
Acquisition-related costs	—	2,959	N/M	—	2,959	N/M
Total operating expenses	$31,055	$9,910	213%	$57,990	$19,756	194%
Percentage of total revenues	22%	47%		31%	16%
____________________
N/M = Not meaningful

The increase in operating expenses for the three months ended June 30, 2017, as compared to the same period in 2016, was a result of the pharmaceutical and medical device segment acquisitions, contributing an additional $4.5 million of cost of product revenue, $6.1 million of acquisition intangible amortization, $3.6 million in sales and marketing, $4.3 million in research and development costs for the completion of a pediatric trial for the acquired branded prescription medicines Tekturna, $1.2 million in a change in fair value in acquisition-related contingent consideration and $3.1 million in general and administrative expenses. General administrative expenses increased by $4.3 million of which $3.1 million was related to the pharmaceutical and medical device segment acquisitions, $0.7 million relates to asset management expenses for Wellstat Diagnostics, LENSAR and Direct Flow Medical and approximately $0.4 million of asset purchase expenses.

The increase in operating expenses for the six months ended June 30, 2017, as compared to the same period in 2016, was a result of pharmaceutical and medical device segment acquisitions, contributing an additional $7.1 million of cost of product revenue, $12.2 million of acquisition intangible amortization, $6.2 million in sales and marketing, $6.0 million in research and development costs for the completion of a pediatric trial for the acquired branded prescription medicines Tekturna, $2.6 million in a change in fair value in acquisition-related contingent consideration and $4.2 million in general and administrative expenses. General administrative expenses increased by $7.0 million of which $4.2 million was related to the pharmaceutical and medical devices segment acquisitions, $1.8 million relates to asset management expenses for LENSAR and Direct Flow Medical and approximately $1.0 million of professional consulting service expenses.

Non-operating Expense, Net

Non-operating expense, net, for the three and six months ended June 30, 2017 increased, as compared to the same periods in 2016, primarily due to the increase in interest expense from the December 2021 Note entered into during the fourth quarter of 2016, partially offset by the partial repayment of the February 2018 Notes in November 2016. The increase in interest expense for the three and six months ended June 30, 2017, as compared to the same periods in 2016, consisted primarily of non-cash interest expense as we are required to compute interest expense using the interest rate for similar nonconvertible instruments in accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion.

Income Taxes

Income tax expense for the three months ended June 30, 2017 and 2016, was $53.9 million and $2.7 million, respectively, and for the six months ended June 30, 2017 and 2016, by $60.4 million and $35.6 million, respectively, which resulted primarily from applying the federal statutory income tax rate to income before income taxes. Our effective tax rates for the current period differs from the U.S. federal statutory rate of 35% due primarily to the effect of Subpart F income as result of the product acquisition triggering U.S. tax on our pro rata share of income earned by Noden as a controlled foreign corporation during the transitional service period. We intend to indefinitely reinvest all our undistributed foreign earnings outside the United States.

The uncertain tax positions increased during the three months ended June 30, 2017 and 2016, by $28.9 million and $0.4 million, respectively, and increased during the six months ended June 30, 2017 and 2016, by $29.7 million and $1.6 million, resulting from an increase in tax uncertainties and estimated tax liabilities.

Net Income per Share

Net income per share for the three and six months ended June 30, 2017 and 2016, is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income per share - basic	$0.39	$0.03	$0.42	$0.37
Net income per share - diluted	$0.39	$0.03	$0.42	$0.37

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

We had cash, cash equivalents and short-term investments in the aggregate of $360.3 million and $167.1 million at June 30, 2017, and December 31, 2016, respectively. The increase was primarily attributable to the change in ownership of the ARIAD royalty right asset for $108.2 million, proceeds from royalty right payments of $48.1 million, the repayment of a note receivable balance of $8.1 million and cash generated by operating activities of $61.6 million, partially offset by the repurchase of common stock for $30.0 million, cash paid for the purchase of noncontrolling interest of $2.2 million and the purchase of fixed assets of $0.7 million.

On March 1, 2017, the we announced that our board of directors authorized the repurchase of up to $30.0 million of our common stock through March 2018. The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the our working capital. The amount and timing of such repurchases are dependent upon the price and availability of shares, general market conditions and the availability of cash. Repurchases may also be made under a trading plan under Rue 10b5-1, which would permit shares to be repurchased when we might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The repurchase program may be suspended or discontinued at any time without notice. All shares of common stock repurchased under the our share repurchase program were retired and restored to authorized but unissued shares of common stock as of June 30, 2017. We repurchased 13.3 million shares of its common stock under the share repurchase program during the six months ended June 30, 2017 for an aggregate purchase price of $30.0 million, or an average cost of $2.25 per share.

Although the last of our Queen et al. patents expired in December 2014, we have received royalties beyond expiration based on the terms of our licenses and our legal settlements. We believe that cash from future revenues from acquired income generating assets and products, net of operating expenses, debt service and income taxes, plus cash on hand, will be sufficient to fund our operations over the next several years. However, our acquired income generating assets and products will not result in cash flows to us, in the near term, that will replace the cash flows we received from our license agreements related to the Queen et al. patents. In the second quarter of 2016, our cash flows materially decreased after we stopped receiving payments from certain of the Queen et al. patent licenses and our legal settlements. Our continued success is dependent on our ability to acquire new income generating assets and products, and the timing of these transactions, in order to provide recurring cash flows going forward and to support our business model, and to pay amounts due on our debt as they become due.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

Convertible Notes

As of June 30, 2017, our convertible note obligation consisted of our February 2018 Notes and December 2021 Notes, which in the aggregate totaled $276.4 million in principal.

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

Notes Receivable and Other Long-Term Receivables

Pursuant to our credit agreement with CareView, we made available to CareView up to $40.0 million in two tranches of $20.0 million each. We funded the first tranche of $20.0 million, net of fees, upon CareView’s attainment of a specified milestone relating to the placement of CareView Systems, on October 7, 2015. On October 7, 2015, we amended the credit agreement to modify certain definitions related to the first and second tranche milestones. The second $20.0 million tranche would be funded upon CareView’s attainment of specified milestones relating to the placement of CareView Systems and consolidated earnings before interest, taxes, depreciation and amortization, to be accomplished no later than June 30, 2017. CareView did not meet its specified milestone under the amended credit agreement as of June 30, 2017, and there is no additional funding obligation due from us to CareView.

Noden Purchase Agreement

Pursuant to the Noden Purchase Agreement, Noden is required to pay up to $95.0 million in milestone payments, subject to the occurrence of such milestones. If the milestones are achieved, the Company expects to fund at least $38.0 million in the form of additional equity contributions to Noden.

Kybella Royalty Agreement

On July 8, 2016, we entered into a royalty purchase and sales agreement with an individual, whereby we acquired that individual’s rights to receive certain royalties on sales of KYBELLA by Allergan, in exchange for a $9.5 million cash payment and up to $1.0 million in a future milestone payment based upon product sales targets.

Guarantees

Novartis Anniversary Payment Guarantee

On June 30, 2016, we purchased a $75.0 million certificate of deposit, which is designated as cash collateral for the $75.0 million letter of credit issued on July 1, 2016 with respect to the first anniversary payment under the Noden Purchase Agreement. In addition, we provided an irrevocable and unconditional guarantee to Novartis, to pay up to $14.0 million of the remaining amount of the first anniversary payment not covered by the letter of credit. We concluded that both guarantees are contingent obligations and shall be accounted for in accordance with ASC 450, Contingencies. Further, it was concluded that both guarantees do not meet the conditions to be accrued at June 30, 2017. On July 3, 2017, the first anniversary payment of $89.0 million was paid pursuant to the Noden Purchase Agreement and the $14.0 million guarantee expired and on August 1, 2017 the letter of credit terminated.

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

In addition, Noden and Novartis entered into a supply agreement pursuant to which Novartis will manufacture and supply to Noden a finished form of the Noden Products and bulk drug form of the Noden Products for specified periods of time prior to the transfer of manufacturing responsibilities for the Noden Products to another manufacturer. The supply agreement commits Noden to a minimum purchase obligation of approximately $14.8 million and $120.7 million over the next twelve and twenty-four months, respectively. Noden expects to meet this requirement.

LENSAR and Coherent, Inc. entered into an Original Equipment Manufacturer agreement pursuant to which Coherent, Inc. will manufacture and supply to LENSAR Staccato Lasers by December 31, 2017. The supply agreement commits LENSAR to a minimum purchase obligation of approximately $1.9 million over the next six months. The Company expects LENSAR to meet this requirement.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2017, there have been no material changes in our market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, on July 1, 2016, we acquired the Noden Products. In accordance with the SEC’s published guidance, our Annual Report on Form 10-K for the year ending December 31, 2016 did not include consideration of the internal controls of the acquired Noden Products within management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. We are in the process of integrating the acquired Noden Products into our overall internal control over financial reporting process and will incorporate the acquired Noden Products into our annual assessment of internal control over financial reporting as of December 31, 2017.

In addition, on May 11, 2017, we acquired LENSAR. We are in the process of integrating the acquired LENSAR business and our management is in the process of evaluating any related changes to our internal control over financial reporting as a result of this integration. Except for any changes relating to this integration, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended June 30, 2017, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.        RISK FACTORS

Except for the additional risk factors set forth below, there have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2016. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as well as other risks and uncertainties, which could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Additional risks not currently known or currently material to us may also harm our business.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

At June 30, 2017, we had federal and state net operating loss carryforwards of $146.9 million and $104.5 million, respectively, and federal and state tax credit carryforwards of $2.3 million and $20.2 million, respectively, which could be limited as a result of an “ownership change.” There may be limitations on our ability to use our net operating loss carryforwards or other tax assets. For example, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We or our subsidiaries may have experienced, or may in the future experience, “ownership changes” as a result of shifts in stock ownership. Any limitations on our ability to use our net operating loss carryforwards and other tax assets could adversely impact our financial condition and results of operations.

We may have significant product liability exposure and our insurance may not cover all potential claims.

We are exposed to product liability and other claims in the event that our technologies or products are alleged to have caused harm. We may not be able to obtain insurance for the potential liability on acceptable terms with adequate coverage or at reasonable costs. Any potential product liability claims could exceed the amount of our insurance coverage or may be excluded from coverage under the terms of our policies. Our insurance may not be renewed at a cost and level of coverage comparable to that then in effect. Any of these events could significantly harm our business, financial position and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information relating to the repurchases of our common stock made by us in the six months ended June 30, 2017 (in thousands):

Fiscal Period			Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
January 1, 2017	to	January 31, 2017	—	$—	—	$—
February 1, 2017	to	February 28, 2017	—	$—	—	—
March 1, 2017	to	March 31, 2017	3,938	$2.16	3,938	21,486
April 1, 2017	to	April 30, 2017	3,652	$2.16	7,590	13,590
May 1, 2017	to	May 31, 2017	3,631	$2.32	11,221	5,149
June 1, 2017	to	June 30, 2017	2,126	$2.42	13,347	—
Total during six months ended June 30, 2017			13,347	$2.25	13,347	$—
_____________________
(1) On March 1, 2017, our board of directors authorized the repurchase through March 2018 of issued and outstanding shares of our common stock having an aggregate value of up to $30.0 million pursuant to a share repurchase program. As of June 30, 2017, we have repurchased shares of common stock having an aggregate value of $30.0 million and will not repurchase any additional shares of common stock under this share repurchase program.

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

Dated:	August 3, 2017
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