Form 10-Q
period 2017-09-30
PDL BIOPHARMA, INC.
filed 2017-11-13
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 (Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of November 7, 2017, there were 154,338,793 shares of the registrant’s Common Stock outstanding.

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

 PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Royalties from Queen et al. patents	$1,443	$14,958	$31,884	$150,645
Royalty rights - change in fair value	35,353	16,085	132,224	(11,872)
Interest revenue	6,051	8,594	16,968	24,901
Product revenue, net	20,067	14,128	51,477	14,128
License and other	(165)	(127)	19,471	7
Total revenues	62,749	53,638	252,024	177,809

Operating expenses
Cost of product revenue (excluding intangible asset amortization)	5,565	—	12,632	—
Amortization of intangible assets	6,275	6,014	18,438	6,014
General and administrative	11,989	10,396	35,853	27,193
Sales and marketing	4,994	11	11,194	11
Research and development	605	1,933	6,652	1,933
Change in fair value of anniversary payment and contingent consideration	700	2,083	3,349	2,083
Acquisition-related costs	—	546	—	3,505
Total operating expenses	30,128	20,983	88,118	40,739
Operating income	32,621	32,655	163,906	137,070

Non-operating expense, net
Interest and other income, net	238	162	726	404
Interest expense	(5,096)	(4,513)	(15,082)	(13,524)
Gain (loss) on bargain purchase	(2,276)	—	3,995	—
Total non-operating expense, net	(7,134)	(4,351)	(10,361)	(13,120)

Income before income taxes	25,487	28,304	153,545	123,950
Income tax expense	4,755	14,400	65,180	50,011
Net income	20,732	13,904	88,365	73,939
Less: Net income/(loss) attributable to noncontrolling interests	—	(3)	(47)	(3)
Net income attributable to PDL’s shareholders	$20,732	$13,907	$88,412	$73,942

Net income per share
Basic	$0.14	$0.08	$0.56	$0.45
Diluted	$0.14	$0.08	$0.56	$0.45
Weighted average shares outstanding
Basic	151,146	163,856	156,802	163,771
Diluted	152,317	164,285	157,529	164,075
Cash dividends declared per common share	$—	$—	$—	$0.10

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income	$20,732	$13,904	$88,365	$73,939

Other comprehensive income (loss), net of tax
Change in unrealized gains on investments in available-for-sale securities:
Change in fair value of investments in available-for-sale securities, net of tax	648	—	648	122
Adjustment for net (gains) losses realized and included in net income, net of tax	—	—	—	(557)
Total change in unrealized gains on investments in available-for-sale securities, net of tax(a)	648	—	648	(435)
Change in unrealized gains (losses) on cash flow hedges:
Adjustment to royalties from Queen et al. patents for net (gains) losses realized and included in net income, net of tax	—	—	—	(1,821)
Total change in unrealized losses on cash flow hedges, net of tax(b)	—	—	—	(1,821)
Total other comprehensive income/(loss), net of tax	648	—	648	(2,256)
Comprehensive income	21,380	13,904	89,013	71,683
Less: Comprehensive income/(loss) attributable to noncontrolling interests	—	(3)	(47)	(3)
Comprehensive income attributable to PDL’s shareholders	$21,380	$13,907	$89,060	$71,686
 ______________________________________________
(a) Net of tax of $349 and zero for the three months ended September 30, 2017 and 2016, respectively, and $349 and ($234) for the nine months ended September 30, 2017 and 2016, respectively.
(b) Net of tax of zero and zero for the three months ended September 30, 2017 and 2016, respectively, and zero and ($981) for the nine months ended September 30, 2017 and 2016, respectively.

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,	December 31,
	2017	2016
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$510,085	$147,154
Short-term investments	6,409	19,987
Accounts receivable, net	17,465	40,120
Notes receivable	57,545	111,182
Investments-other	—	75,000
Inventories	12,216	2,884
Prepaid and other current assets	9,510	1,704
Total current assets	613,230	398,031
Property and equipment, net	8,130	38
Escrow receivable	1,400	—
Royalty rights - at fair value	351,969	402,318
Notes and other receivables, long-term	13,091	159,768
Long-term deferred tax assets	6,186	19,257
Intangible assets, net	222,074	228,542
Other assets	7,758	7,433
Total assets	$1,223,838	$1,215,387

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,448	$7,016
Accrued liabilities	51,607	30,575
Accrued income taxes	7,155	4,723
Anniversary payment	—	88,001
Convertible notes payable	124,922	—
Total current liabilities	194,132	130,315
Convertible notes payable	115,716	232,443
Contingent consideration	45,000	42,650
Other long-term liabilities	46,008	54,556
Total liabilities	400,856	459,964

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 350,000 shares authorized; 154,339 and 165,538 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,543	1,655
Additional paid-in capital	(102,591)	(107,628)
Accumulated other comprehensive income	648	—
Retained earnings	923,382	857,116
Total PDL’s stockholders’ equity	822,982	751,143
Noncontrolling interests	—	4,280
Total stockholders’ equity	822,982	755,423
Total liabilities and stockholders’ equity	$1,223,838	$1,215,387

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$88,365	$73,939
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible notes and term loan offering costs	8,195	6,067
Amortization of intangible assets	18,438	6,014
Change in fair value of royalty rights - at fair value	(132,224)	11,872
Change in fair value of derivative asset	29	875
Change in fair value of anniversary payment and contingent consideration	3,349	2,083
Other amortization, depreciation and accretion of embedded derivative	1,478	16
Gain on sale of available-for-sale securities	(108)	(881)
Escrow receivable	(1,400)	—
Bargain purchase gain	(3,995)	—
Inventory obsolesence	30	—
Bad debt allowance	22	—
Stock-based compensation expense	3,014	2,649
Deferred income taxes	28,970	(6,013)
Changes in assets and liabilities, net of affects of business acquired:
Accounts receivable	19,454	(26,035)
Receivables from licensees and other	5,111	(5,757)
Prepaid and other current assets	(4,166)	(470)
Accrued interest on notes receivable	1,577	(2,745)
Inventories	(2,285)	(1,593)
Other assets	347	30
Accounts payable	1,395	6,740
Accrued liabilities	18,980	10,769
Accrued income taxes	2,432	2,421
Other long-term liabilities	1,055	6,084
Net cash provided by operating activities	58,063	86,065
Cash flows from investing activities
Purchase consideration paid in advance	—	(109,938)
Purchase of investments	(23,213)	(7,985)
Purchase of investments-other	—	(75,000)
Maturities of investments-other	75,000	—
Proceeds from sales of available-for-sale securities	37,895	1,680
Proceeds from the sale of notes receivables	144,829	—
Purchase of royalty rights - at fair value	—	(59,500)
Proceeds from royalty rights - at fair value	74,404	47,240
Sale of royalty rights - at fair value	108,169	—
Purchase of notes receivable	—	(8,000)
Proceeds from sales of assets held for sale	8,142	54,653
Purchase of property and equipment	(1,160)	—
Net cash provided by / (used in) investing activities	424,066	(156,850)
Cash flows from financing activities
Payment of debt issuance costs	—	(325)
Repayment of term loan	—	(25,000)
Cash received from noncontrolling interest holder	—	250
Payment of anniversary payment	(87,007)	—
Cash paid for purchase of noncontrolling interest	(2,170)	—
Cash dividends paid	(21)	(16,433)
Repurchase and retirement of common stock	(30,000)	—
Net cash used in financing activities	(119,198)	(41,508)
Net increase (decrease) in cash and cash equivalents	362,931	(112,293)
Cash and cash equivalents at beginning of the period	147,154	218,883
Cash and cash equivalents at end of period	$510,085	$106,590

	Nine Months Ended September 30,
	2017	2016
Supplemental cash flow information
Cash paid for income taxes	$35,120	$50,000
Cash paid for interest	$7,224	$9,930

Supplemental schedule of non-cash investing and financing activities
Warrants received for notes receivable	$—	$2,342
Asset held for sale reclassified from notes receivable to other assets	$10,000	$—
Extinguishment of notes receivable	$43,909	$—
Accrued Anniversary Payment associated with the acquisition of a business	$—	$87,007
Accrued contingent consideration associated with the acquisition of a business	$—	$47,360
See accompanying notes.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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

During the quarter ended September 30, 2017, the Company corrected errors in its deferred tax assets and equity accounts, which decreased deferred tax assets by $20.4 million, decreased retained earnings by $29.9 million and increased additional paid-in capital by $9.5 million. The Company concluded that these errors are not material to the previously issued financial statements.

Significant Accounting Policies

There have been no material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, that are of significance, or potential significance to the Company.

Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, intended to improve the accounting for share-based payment transactions as part of its simplification initiative. The ASU requires entities to record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the statement of income. The recognition of excess tax benefits and deficiencies and changes to diluted earnings per share are to be applied prospectively.  For tax benefits that were not previously recognized because the related tax deduction had not reduced taxes payable, the Company recorded a $7.7 million cumulative-effect adjustment in retained earnings as of the beginning of 2017, the year of adoption. The Company applied the presentation changes for excess tax benefits from financing activities to operating activities in the statement of cash flows using a prospective transition method. The guidance allows for an election to recognize forfeitures as they occur rather than on an estimated basis. The Company will continue to account for forfeitures on an estimated basis. During the nine months ended September 30, 2017, there were $0.2 million excess tax benefits recognized in the Consolidated Statement of Income and classified as an operating activity in the Condensed Consolidated Statement of Cash Flows.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, included in ASC 805, Business Combinations, which revises the definition of a business. The revised definition clarifies that outputs must be the result of inputs and substantive processes that provide goods or services to customers, other revenue, or investment income. The guidance will be effective for the Company's annual and interim reporting periods beginning January 1, 2018, and early adoption is permitted. The Company adopted the new definition of a business during the first quarter of 2017, and it did not have a material impact on its business practices, financial condition, results of operations, or disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard can be applied either retrospectively to each prior reporting period presented (i.e., full retrospective adoption) or with the cumulative effect of initially applying the update recognized at the date of the initial application (i.e., modified retrospective adoption) along with additional disclosures. Revenue from financial instruments which are valued under Subtopic 825 will not be subject to the application of ASU 2014-09. As a result, the Company believes that Royalty Rights - At Fair Value are financial instruments within the scope of Subtopic 825 and will be specifically exempted from applying the new revenue standard.

This new standard will replace most of the existing revenue recognition guidance in GAAP when it becomes effective. The new standard, as amended, becomes effective for the Company in the first quarter of fiscal year 2018. The Company currently anticipates adopting this standard using the full retrospective method to restate each prior period presented.

The new revenue standard is principle based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. The Company is still in the process of evaluating the effect of the new standard on the Company’s historical financial statements and disclosures. While the Company has not completed its evaluation, the Company currently believes that the impact to revenue and expense recognized will not be material to any of the years presented. As the Company completes its evaluation of this new standard, new information may arise that could change the Company’s current understanding of the impact to revenue and expense recognized.

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

2. Net Income per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net Income per Basic and Diluted Share:	2017	2016	2017	2016
(in thousands except per share amounts)
Numerator
Income attributable to PDL’s shareholders used to compute net income per basic and diluted share	$20,732	$13,907	$88,412	$73,942

Denominator
Total weighted average shares used to compute net income attributable to PDL’s shareholders, per basic share	151,146	163,856	156,802	163,771
Restricted stock outstanding	1,171	429	727	304
Shares used to compute net income attributable to PDL’s shareholders, per diluted share	152,317	164,285	157,529	164,075

Net income attributable to PDL’s shareholders per share - basic	$0.14	$0.08	$0.56	$0.45
Net income attributable to PDL’s shareholders per share - diluted	$0.14	$0.08	$0.56	$0.45

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

February 2018 Notes Purchased Call Option and Warrant Potential Dilution

The Company excluded from its calculation of net income per diluted share 12.2 million and 23.8 million shares for the three and nine months ended September 30, 2017 and 2016, respectively, for warrants issued in February 2014, because the exercise price of the warrants exceeded the volume-weighted average share price (“VWAP”) of the Company’s common stock and conversion of the underlying February 2018 Notes is not assumed, therefore no stock would be issuable upon conversion; however, these securities could be dilutive in future periods. The purchased call options issued in February 2014 will always be anti-dilutive; therefore 13.8 million and 26.9 million shares were excluded from the calculation of net income per diluted share for the three and nine months ended September 30, 2017 and 2016, respectively, and were excluded from the calculation of net income per diluted share. For information related to the conversion rates on the Company’s convertible debt, see Note 12.

December 2021 Notes Capped Call Potential Dilution

In November 2016, the Company issued $150.0 million in aggregate principal of the December 2021 Notes, which provide in certain situations for the conversion of the outstanding principal amount of the December 2021 Notes into shares of the Company’s common stock at a predefined conversion rate. For additional information on the conversion rates on the Company’s convertible debt, see Note 12. In conjunction with the issuance of the December 2021 Notes, the Company entered into a capped call transaction with a hedge counterparty. The capped call transaction is expected generally to reduce the potential dilution, and/or offset, to an extent, the cash payments the Company may choose to make in excess of the principal amount, upon conversion of the December 2021 Notes. The Company has excluded the capped call transaction from the diluted EPS computation as such securities would have an antidilutive effect and those securities should be considered separately rather than in the aggregate in determining whether their effect on diluted EPS would be dilutive or antidilutive. For additional information regarding the capped call transaction related to the Company’s December 2021 Notes, see Note 12.

Anti-Dilutive Effect of Restricted Stock Awards and Stock Options

For the three months ended September 30, 2017 and 2016, the Company excluded approximately 1.8 million and 1.2 million shares underlying restricted stock awards, respectively, and for the nine months ended September 30, 2017 and 2016, the

Company excluded approximately 1.9 million and 1.1 million shares underlying restricted stock awards, respectively, calculated on a weighted average basis, from its net income per diluted share calculations because their effect was anti-dilutive.

For the three months ended September 30, 2017 and 2016, the Company excluded approximately 126,000 and zero shares underlying outstanding stock options, respectively, and for the nine months ended September 30, 2017 and 2016, the Company excluded approximately 59,000 and zero shares underlying outstanding stock options, respectively, calculated on a weighted average basis, its our net income per diluted share calculations because their effect was anti-dilutive.

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

	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(In thousands)
Financial assets:
Money market funds	$14,705	$—	$—	$14,705	$4	$—	$—	$4
Certificates of deposit	—	—	—	—	—	75,000	—	75,000
Commercial paper	—	2,060	—	2,060	—	19,987	—	19,987
Corporate securities	4,349	—	—	4,349	—	—	—	—
Warrants	—	49	—	49	—	78	—	78
Royalty rights - at fair value	—	—	351,969	351,969	—	—	402,318	402,318
Total	$19,054	$2,109	$351,969	$373,132	$4	$95,065	$402,318	$497,387

Financial liabilities:
Anniversary payment	$—	$—	$—	$—	$—	$—	$88,001	$88,001
Contingent consideration	—	—	45,000	45,000	—	—	42,650	42,650
Total	$—	$—	$45,000	$45,000	$—	$—	$130,651	$130,651

As of December 31, 2016, the Company held $75.0 million in a short-term certificate of deposit, which was designated as cash collateral for the letter of credit issued with respect to the first anniversary payment under the Noden Purchase Agreement (as defined in Note 18 below). On July 3, 2017, the first anniversary payment of $89.0 million was paid pursuant to the Noden Purchase Agreement and on July 31, 2017, the certificate of deposit matured. There have been no transfers between levels during the three or nine-month periods ended September 30, 2017 and December 31, 2016. The Company recognizes transfers between levels on the date of the event or change in circumstances that caused the transfer.

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

Corporate Securities

Corporate securities consist primarily of U.S. corporate security holdings. The fair value of corporate securities is estimated using market quoted prices.

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

As of September 30, 2017, and December 31, 2016, the Company determined that its royalty purchase interest in Depo DR Sub represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Depo DR Sub that most significantly impact Depo DR Sub’s economic performance and is not the primary beneficiary of Depo DR Sub; therefore, Depo DR Sub is not subject to consolidation by the Company.

The financial asset acquired represents a single unit of accounting. The fair value of the financial asset acquired was determined by using a discounted cash flow analysis related to the expected future cash flows to be generated by each licensed product. This financial asset is classified as a Level 3 asset within the fair value hierarchy, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future commercialization for products not yet approved by the U.S. Food and Drug Administration (“FDA”) or other regulatory agencies. The discounted cash flows are based upon expected royalties from sales of licensed products over a nine-year period. The discount rates utilized range from approximately 15% to 25%. Significant judgment is required in selecting appropriate discount rates. At September 30,

2017, an evaluation was performed to assess those rates and general market conditions potentially affecting the fair market value. Should these discount rates increase or decrease by 2.5%, the fair value of the asset could decrease by $12.5 million or increase by $14.0 million, respectively. A third-party expert was engaged to help management develop its original estimate of the expected future cash flows. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from those estimates. The Company periodically assesses the expected future cash flows and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than the original estimates, the Company will adjust the estimated fair value of the asset. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $5.6 million, respectively.

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

At June 30, 2017, management re-evaluated, with assistance of a third-party expert, the market share data, the gross-to-net revenue adjustment assumptions and Glumetza demand data, including the delay in launch of additional generic equivalent products and the entry of an authorized generic product by Valeant. These data and assumptions are based on available but limited information. At September 30, 2017, management updated the expected future cash flows based on the current period demand and supply data of Glumetza and the authorized generic equivalent product launched by Valeant.

As of September 30, 2017, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date, including future cash flows for the authorized generic equivalent product. The Company continues to monitor whether the generic competition further affects sales of Glumetza and thus royalties on such sales paid to the Company, and the impact of the launched authorized generic equivalent. Due to the uncertainty around Valeant’s marketing and pricing strategy, as well as the recent generic competition and limited historical demand data after generic market entrance, the Company may need to further evaluate future cash flows in the event of more rapid reduction or increase in market share of Glumetza and its authorized generic equivalent product and/or a further erosion in net pricing. In February 2016, at the Company’s request and pursuant to the Depomed Royalty Agreement, Depomed exercised its audit right with respect to Glumetza royalties. The independent auditors engaged to perform the royalty audit completed it in July 2017, and based upon the results of the audit, Depomed, on behalf of the Company, filed a lawsuit on September 7, 2017, against Valeant and one of its subsidiaries, claiming damages for unpaid royalties, fees and interest.  Valeant, Depomed and the Company entered into a settlement agreement on October 27, 2017 whereby the parties agreed to dismiss the litigation, with prejudice, and Valeant agreed to pay to Depomed $13.0 million. The settlement payment was transferred to the Company under the terms of the Depomed Royalty Agreement in November of 2017 and has been reflected in the Depomed royalty rights asset discounted cashflow valuation as of September 30, 2017.

On May 31, 2016, the Company obtained a notification indicating that the FDA approved Jentadueto XR for use in patients with Type 2 diabetes. In June 2016, the Company received a $6.0 million FDA approval milestone pursuant to the terms of the Depomed Royalty Agreement. The product approval was earlier than initially expected. Based on the FDA approval and anticipated timing of the product launch, the Company adjusted the timing of future cash flows and discount rate used in the discounted cash flow model at June 30, 2016. Management re-evaluated, with assistance of a third-party expert, the cash flow assumptions for Jentadueto XR and revised the discounted cash flow model. As of September 30, 2017, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date.

On September 21, 2016, the Company obtained a notification indicating that the FDA approved Invokamet XR for use in patients with Type 2 diabetes. The product approval triggered a $5.0 million approval milestone payment to the Company pursuant to the terms of the Depomed Royalty Agreement. Based on the FDA approval and timing of the product launch, the Company adjusted the timing of future cash flows and discount rate used in the discounted cash flow model at September 30, 2017.

On December 13, 2016, the Company obtained a notification indicating that the FDA approved Synjardy XR for use in patients with Type 2 diabetes. The product approval triggered a $6.0 million approval milestone payment to the Company pursuant to the terms of the Depomed Royalty Agreement. Based on the FDA approval and expected product launch, the Company adjusted the timing of future cash flows and discount rate used in the discounted cash flow model at September 30, 2017. In April 2017, Boehringer Ingelheim launched Synjardy XR.

As of September 30, 2017, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $222.7 million and the maximum loss exposure was $222.7 million.

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

The fair value of the royalty right at September 30, 2017, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a nine-year period. The discount rate utilized was approximately 17.5%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.2 million or increase by $1.3 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $0.4 million, respectively. A third-party expert was engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. At each reporting period, an evaluation is performed to assess those estimates, discount rates utilized and general market conditions affecting fair market value.

As of September 30, 2017, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $15.4 million and the maximum loss exposure was $15.4 million.

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

The fair value of the royalty right at September 30, 2017 was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a five-year period. The discount rate utilized was approximately 12.8%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $2.0 million or increase by $2.2 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $0.9 million or decrease by $0.9 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of September 30, 2017, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $35.4 million and the maximum loss exposure was $35.4 million.

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

As of September 30, 2017, and December 31, 2016, the Company determined that its royalty rights under the AcelRx Royalty Agreement represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of ARPI LLC that most significantly impact ARPI LLC’s economic performance and is not the primary beneficiary of ARPI LLC; therefore, ARPI LLC is not subject to consolidation by the Company.

The fair value of the royalty right at September 30, 2017 was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a fourteen-year period. The discount rate utilized was approximately 13.4%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $10.2 million or increase by $12.6 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $1.9 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. At each reporting period, an evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of September 30, 2017, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $74.1 million and the maximum loss exposure was $74.1 million.

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

Under the terms of the Avinger Credit and Royalty Agreement, the Company was entitled to receive royalties at a rate of 1.8% on Avinger’s net revenues until the note receivable was repaid by Avinger. Upon the repayment of the note receivable by Avinger, which occurred on September 22, 2015, the royalty rate was reduced to 0.9%, subject to certain minimum payments from the prepayment date until April 2018. The Company has accounted for the royalty rights in accordance with the fair value option. The fair value of the royalty right at September 30, 2017 was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a one-year period. The discount rate utilized was approximately 15.0%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 5%, the fair value of this asset could decrease by $16,000 or increase by $17,000, respectively. Should the expected royalties increase or decrease by 5%, the fair value of the asset could increase or decrease by $43,000, respectively. Management considered the contractual minimum payments when developing its estimate of the expected future cash flows. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of September 30, 2017, the fair value of the royalty asset as reported in the Company’s Condensed Consolidated Balance Sheet was $0.9 million and the maximum loss exposure was $0.9 million.

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

The fair value of the royalty right at September 30, 2017, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of a licensed product over an eight-year period. The discount rate utilized was approximately 14.4%. Significant judgment is required in selecting the appropriate discount rate.

Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $0.3 million or increase by $0.3 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $0.1 million or decrease by $0.1 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. At each reporting period, an evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period. Management re-evaluated the cash flow projections during the current period, concluding that lower demand data resulted in a reduction of expected future cash flows, which warranted a revision of the assumptions used in the discounted cash flow model at September 30, 2017.

As of September 30, 2017, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $3.5 million and the maximum loss exposure was $3.5 million.

The following tables summarize the changes in Level 3 assets and liabilities and the gains and losses included in earnings for the nine months ended September 30, 2017:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Royalty Rights Assets

(in thousands)	Royalty Rights - At Fair Value
Fair value as of December 31, 2016		$402,318

Financial instruments settled		(108,169)
Total net change in fair for the period
Change in fair value of royalty rights - at fair value	$132,224
Proceeds from royalty rights - at fair value	$(74,404)
Total net change in fair value for the period		57,820

Fair value as of September 30, 2017		$351,969

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Royalty Rights Assets

	Fair Value as of	Change of	Royalty Rights -	Fair Value as of
(in thousands)	December 31, 2016	Ownership	Change in Fair Value	September 30, 2017
Depomed	$164,070	$—	$58,625	$222,695
VB	14,997	—	440	15,437
U-M	35,386	—	63	35,449
ARIAD	108,631	(108,169)	(462)	—
AcelRx	67,483	—	6,582	74,065
Avinger	1,638	—	(777)	861
KYBELLA	10,113	—	(6,651)	3,462
	$402,318	$(108,169)	$57,820	$351,969

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Liabilities

(in thousands)	Anniversary Payment	Contingent Consideration
Fair value as of December 31, 2016	$(88,001)	$(42,650)

Total net change in fair for the period	(999)	(2,350)
Settlement of financial instrument	89,000	—

Fair value as of September 30, 2017	$—	$(45,000)

The fair value of the contingent consideration was determined using an income approach derived from the Noden Products (as defined in Note 18 below) revenue estimates and a probability assessment with respect to the likelihood of achieving (a) the level of net sales or (b) generic product launch that would trigger the milestone payments. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones being achieved. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the Condensed Consolidated Statements of Income. The change in fair value of the contingent consideration during the period ending September 30, 2017 is due primarily to the passage of time, as there have been no significant changes in the key assumptions used in the fair value calculation during the current period.

Gains and losses from changes in Level 3 assets included in earnings for each period are presented in “Royalty rights - change in fair value” and gains and losses from changes in Level 3 liabilities included in earnings for each period are presented in “Change in fair value of anniversary payment and contingent consideration” as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016

Total change in fair value for the period included in earnings for royalty right assets held at the end of the reporting period	$35,353	$16,085	$132,224	$(11,872)

Total change in fair value for the period included in earnings for liabilities held at the end of the reporting period	$(700)	$(2,083)	$(3,349)	$(2,083)

The following tables present the fair value of assets and liabilities not subject to fair value recognition by level within the valuation hierarchy:

	September 30, 2017			December 31, 2016
	Carrying Value	Fair Value Level 2	Fair Value Level 3	Carrying Value	Fair Value Level 2	Fair Value Level 3
(In thousands)
Assets:
Wellstat Diagnostics note receivable	$50,191	$—	$52,288	$50,191	$—	$52,260
Hyperion note receivable	1,200	—	1,200	1,200	—	1,200
LENSAR note receivable (2)	—	—	—	43,909	—	43,900
Direct Flow Medical note receivable (1)	—	—	—	10,000	—	10,000
kaléo note receivable (3)	—	—	—	146,685	—	142,539
CareView note receivable	19,245	—	19,900	18,965	—	19,200
Total	$70,636	$—	$73,388	$270,950	$—	$269,099

Liabilities:
February 2018 Notes	$124,922	$126,131	$—	$121,595	$123,918	$—
December 2021 Notes	115,716	163,313	—	110,848	122,063	—
Total	$240,638	$289,444	$—	$232,443	$245,981	$—
________________
(1) As a result of the foreclosure proceedings, the Company obtained ownership of most of the Direct Flow Medical assets through the Company’s wholly-owned subsidiary, DFM, LLC. Those assets are held for sale and carried at the lower of carrying amount or fair value, less estimated selling cost, as of September 30, 2017. For a further discussions on this topic, see Note 7.
(2) As a result of the Company receiving 100% of LENSAR, Inc.’s equity securities in exchange for the cancellation of the Company’s claims as a secured creditor in the Chapter 11 case, LENSAR, Inc. became a wholly-owned subsidiary of the Company on May 11, 2017. For further discussions on this topic, see Note 18.
(3) On September 21, 2017, the Company entered into a note purchase agreement whereby it sold to a third party the kaléo, Inc. note receivable for an aggregate cash purchase price of $141.7 million, subject to an 18-month escrow hold back of $1.4 million against certain potential contingencies.

As of September 30, 2017 and December 31, 2016, the estimated fair values of the Hyperion Catalysis International, Inc. note receivable, and CareView Communications, Inc. note receivable were determined using one or more discounted cash flow models, incorporating expected payments and the interest rate extended on the notes receivable, with fixed interest rates and incorporating expected payments for notes receivable with a variable rate of return. As of December 31, 2016, the estimated fair values of the kaléo, Inc. note receivable, LENSAR, Inc. note receivable, and Direct Flow Medical note receivable were also determined using the same method.

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

The CareView note receivable is secured by substantially all assets and equity interests in CareView Communications, Inc. The Wellstat Diagnostics note is supported by a guaranty from the Wellstat Diagnostics Guarantors. The estimated fair value of the collateral assets was determined by using an asset approach and discounted cash flow model related to the underlying collateral and was adjusted to consider estimated costs to sell the assets.

On September 30, 2017, the carrying values of several of the Company’s notes receivable differed from their estimated fair value. This is the result of discount rates used when performing a discounted cash flow for fair value valuation purposes. The

Company determined these notes receivable to be Level 3 assets, as its valuations utilized significant unobservable inputs, estimates of future revenues, expectations about settlement and required yield. To provide support for the fair value measurements, the Company considered forward-looking performance, and current measures associated with high yield and published indices, and reviewed the terms and yields of notes placed by specialty finance and venture firms both across industries and in a similar sector.

The fair values of the Company’s convertible notes were determined using quoted market pricing or dealer quotes.

The following table represents significant unobservable inputs used in determining the estimated fair value of impaired notes receivable investments:

Asset	Valuation Technique	Unobservable Input	September 30, 2017	December 31, 2016

Wellstat Diagnostics
Wellstat Guarantors Intellectual Property	Income Approach
		Discount rate	12%	13%
		Royalty amount	$60 million	$54-74 million
Real Estate Property	Market Approach
		Annual appreciation rate	4%	4%
		Estimated realtor fee	6%	6%
		Estimated disposal date	12/31/2018	12/31/2017
Direct Flow Medical
All Assets	Income Approach
		Discount rate	N/A	27%
		Implied revenue multiple	N/A	6.9
LENSAR
All Assets	Income Approach
		Discount rate	N/A	25%
		Implied revenue multiple	N/A	2.5

At September 30, 2017, the Company had two notes receivable investments on non-accrual status with a cumulative investment cost and fair value of approximately $51.4 million and $53.5 million, respectively, compared to four note receivable investments on non-accrual status at December 31, 2016 with a cumulative investment cost and fair value of approximately $105.3 million and $107.4 million, respectively. For the three months ended September 30, 2017 and 2016, the Company did not recognize any interest for note receivable investments on non-accrual status. During the nine months ended September 30, 2017 and 2016, the Company recognized losses on extinguishment of notes receivable of $12.2 million and zero, respectively.

4. Cash, Cash Equivalents and Short-term Investments

As of September 30, 2017, and December 31, 2016, the Company had invested its excess cash balances primarily in cash, money market funds and commercial paper. The Company’s securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in “Accumulated other comprehensive income” in stockholders’ equity, net of estimated taxes. See Note 3 for fair value measurement information. The cost of securities sold is based on the specific identification method. To date, the Company has not experienced credit losses on investments in these instruments, and it does not require collateral for its investment activities.

The following tables summarize the Company’s cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash and cash equivalents, or short-term investments as of September 30, 2017, and December 31, 2016:

				Reported as:
	Amortized Cost	Unrealized Gains	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
(In thousands)
September 30, 2017
Cash	$495,380	$—	$495,380	$495,380	$—
Money market funds	14,705	—	14,705	14,705	—
Commercial paper	2,060	—	2,060	—	2,060
Corporate securities	3,352	997	4,349	—	4,349
Total	$515,497	$997	$516,494	$510,085	$6,409

December 31, 2016
Cash	$147,150	$—	$147,150	$147,150	$—
Money market funds	4	—	4	4	—
Commercial paper	19,987	—	19,987	—	19,987
Total	$167,141	$—	$167,141	$147,154	$19,987

The unrealized gains on investments included in "Other comprehensive income (loss), net of tax" was approximately $648,000 and zero as of September 30, 2017, and December 31, 2016, respectively.

5. Concentration of Credit Risk

Customer Concentration

The percentage of total revenue recognized, which individually accounted for 10% or more of the Company’s total revenues, was as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Licensee	Product Name	2017	2016	2017	2016
Genentech	Avastin	—%	—%	—%	22%
	Herceptin	—%	—%	—%	22%

Biogen	Tysabri®	2%	28%	13%	24%

Depomed	Glumetza, Janumet XR, Jentadueto XR and Invokamet XR	50%	18%	50%	N/A

N/A	Tekturna, Tekturna HCT, Rasilez and Rasilez HCT	24%	26%	17%	8%
__________________
N/A = Not applicable

6. Foreign Currency Hedging

The Company designates the foreign currency exchange contracts used to hedge its royalty revenues based on underlying Euro-denominated sales as cash flow hedges. Euro forward contracts are presented on a net basis on the Company’s Condensed Consolidated Balance Sheets as it has entered into a netting arrangement with the counterparty. All Euro forward contracts were classified as cash flow hedges. There were no Euro forward contracts outstanding as of September 30, 2017 or December 31, 2016.

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

On July 29, 2016, the Supreme Court of New York granted the Company’s motion for summary judgment and held that the Wellstat Diagnostics Guarantor defendants are liable for all “Obligations” owed by Wellstat Diagnostics to the Company. After appeal by the Wellstat Diagnostics Guarantor defendants, on February 14, 2017, the Appellate Division of the Supreme Court of New York reversed on procedural grounds a portion of the Memorandum of Decision granting the Company summary judgment in lieu of complaint, but affirmed the portion of the Memorandum of Decision denying the Wellstat Diagnostics Guarantor defendants’ motion for summary judgment in which they sought a determination that the guarantees had been released. As a result, the litigation has been remanded to the Supreme Court of New York to proceed on the Company’s claims as a plenary action. On June 21, 2017, the Supreme Court of New York ordered the Company to file a Complaint, which was filed by the Company on July 20, 2017. The Wellstat Diagnostics Guarantors filed their answer on August 9, 2017, including counterclaims against the Company alleging breach of contract breach of fiduciary duty, and tortious interference with prospective economic advantage. This case is currently pending and in the pre-trial phase.

On October 14, 2016, the Company sent a notice of default and reference to foreclosure proceedings to certain of the Wellstat Diagnostics Guarantors which are not defendants in the New York action, but which are owners of real estate assets over which a deed of trust in favor of the Company securing the guarantee of the loan to Wellstat Diagnostics had been executed. On March 2, 2017, the Company sent a second notice to foreclose on the real estate assets, and noticed the sale for March 29, 2017. The sale was taken off the calendar by the trustee under the deed of trust and has not been re-scheduled yet. On March 6, 2017, the Company sent a letter to the Wellstat Diagnostics Guarantors seeking information in preparation for a UCC Article 9 sale of some or all of the intellectual property-related collateral of the Wellstat Diagnostics Guarantors. The Wellstat Diagnostics Guarantors did not respond to the Company’s letter, but on March 17, 2017, filed an order to show cause with the New York Supreme Court to enjoin the Company’s sale of the real estate or enforcing its security interests in the Wellstat Diagnostics Guarantors’ intellectual property during the pendency of any action involving the guarantees at issue. The court has not yet decided the Wellstat Diagnostics Guarantor motions, but reaffirmed the Wellstat Diagnostics Guarantors’ obligations to maintain the status quo with respect to their assets. In October 2017, the Company filed a motion with the New York Supreme Court requesting an attachment of a potential $55.8 million damages award, plus interest, entered against BTG International, Inc. in favor of Wellstat Therapeutics in Delaware Chancery Court on September 19, 2017. The New York Supreme Court has not yet considered the Company’s motion.

On October 22, 2015, certain of the Wellstat Diagnostics Guarantors filed a separate complaint against the Company in the Supreme Court of New York seeking a declaratory judgment that certain contractual arrangements entered into between the parties subsequent to Wellstat Diagnostics’ default, and which relate to a split of proceeds in the event that the Wellstat Diagnostics Guarantors voluntarily monetize any assets that are the Company’s collateral, is of no force or effect. This case is currently pending and the Supreme Court has instructed the Parties to coordinate this case with the pending case filed by the Company against the Wellstat Diagnostics Guarantors’ discussed above with respect to pre-trial activities.

Effective April 1, 2014, and as a result of the event of default, the Company determined the loan to be impaired and it ceased to accrue interest revenue. At that time and as of September 30, 2017, it has been determined that an allowance on the carrying value of the note was not necessary, as the Company believes the value of the collateral securing Wellstat Diagnostics’ obligations exceeds the carrying value of the asset and is sufficient to enable the Company to recover the current carrying value of $50.2 million. The Company continues to closely monitor the timing and expected recovery of amounts due, including litigation and other matters related to Wellstat Diagnostics Guarantors’ assets. There can be no assurance that an allowance on the carrying value of the notes receivable investment will not be necessary in a future period depending on future developments.

Hyperion Agreement

On January 27, 2012, the Company and Hyperion Catalysis International, Inc. (“Hyperion”) (which is also a Wellstat Diagnostics Guarantor) entered into an agreement whereby Hyperion sold to the Company the royalty streams due from SDK related to a certain patent license agreement between Hyperion and SDK dated December 31, 2008. The agreement assigned the patent license agreement royalty stream accruing from January 1, 2012 through December 31, 2013, to the Company in exchange for the lump sum payment to Hyperion of $2.3 million. In exchange for the lump sum payment, the Company was to receive two equal payments of $1.2 million on each of March 5, 2013 and 2014. The first payment of $1.2 million was paid on March 5, 2013, but Hyperion has not made the second payment that was due on March 5, 2014. The Company completed an impairment analysis as of September 30, 2017. Effective with this date and as a result of the event of default, the Company ceased to accrue interest revenue. As of September 30, 2017, the estimated fair value of the collateral was determined to be in excess of the carrying value. There can be no assurance that this will be true in the event of the Company’s foreclosure on the collateral, nor can there be any assurance of realizing value from such collateral.

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

The Company has estimated a fair value of $3.84 per share for the 1.7 million shares of Alphaeon Class A common stock received in connection with the transactions and recognized this investment as a cost-method investment of $6.6 million included in other long-term assets. The Alphaeon Class A common stock is subject to other-than-temporary impairment assessments in future periods. There is no other-than-temporary impairment charge incurred as of September 30, 2017.

In December 2016, LENSAR, re-acquired the assets from LENSAR/Alphaeon and the Company entered into a second amended and restated credit agreement with LENSAR whereby LENSAR assumed all obligations under the amended and restated credit agreement with LENSAR/Alphaeon. Also in December, LENSAR filed for a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11 case”) with the support of the Company. In January 2017, the Company agreed to provide debtor-in-possession financing of up to $2.8 million in new advances to LENSAR so that it could continue to operate its business during the Chapter 11 case. LENSAR filed a Chapter 11 plan of reorganization with the Company’s support under which LENSAR would issue 100% of its equity securities to the Company in exchange for the cancellation of the Company’s claims as a secured creditor in the Chapter 11 case, other than with respect to the debtor-in-possession financing, and would thereby become an operating subsidiary of the Company. On April 26, 2017, the bankruptcy court approved the plan of reorganization.

Pursuant to the plan of reorganization, LENSAR emerged from bankruptcy on May 11, 2017 as a wholly-owned subsidiary of the Company, and the Company started to consolidate LENSAR’s financial statements under the voting interest model beginning May 11, 2017.

For additional information on LENSAR please refer to Note 9 under “Intangible Assets and Goodwill,” Note 18 under “Business Combinations” and Note 19 under “Segment Information.”

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

In January 2017, the Company started to actively market the asset held for sale. On January 23, 2017, the Company and DFM, LLC entered into an Intellectual Property Assignment Agreement with Hong Kong Haisco Pharmaceutical Co., Limited (“Haisco”), a Chinese pharmaceutical company, whereby Haisco acquired former Direct Flow Medical clinical, regulatory and commercial information and intellectual property rights exclusively in China for $7.0 million. The Company, through DFM, LLC also sold Haisco certain manufacturing equipment for $450,000 and collected $692,000 on outstanding Direct Flow Medical accounts receivable during the nine months ended September 30, 2017. The Company is exploring alternatives to further monetize the remaining assets of Direct Flow Medical and has ascribed a carrying value of $1.8 million to the remaining assets held for sale at September 30, 2017.

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

kaléo Note Purchase Agreement

On April 1, 2014, the Company entered into a note purchase agreement with Accel 300, LLC (“Accel 300”), a wholly-owned subsidiary of kaléo, Inc. (“kaléo”), pursuant to which the Company acquired $150.0 million of secured notes due 2029 (the “kaléo Note”). The kaléo Note was issued pursuant to an indenture between Accel 300 and U.S. Bank, National Association, as trustee, and was secured by 20% of net sales of its first approved product, Auvi-Q® (epinephrine auto-injection, USP) (known as Allerject® in Canada) and 10% of net sales of kaléo’s second proprietary auto-injector based product, EVZIO (naloxone hydrochloride injection) (the “kaléo Revenue Interests”), and a pledge of kaléo’s equity ownership in Accel 300.

On September 21, 2017, the Company entered into an agreement (the “kaléo Note Sale Agreement”) with MAM-Kangaroo Lender, LLC, a Delaware limited liability company (the “Purchaser”), pursuant to which the Company sold its entire interest in the kaléo Note.

Pursuant to the kaléo Note Sale Agreement, the Purchaser paid to the Company an amount equal to 100% of the then outstanding principal, a premium of 1% of such amount and accrued interest under the kaléo Note, for an aggregate cash purchase price of $141.7 million, subject to an 18-month escrow holdback of $1.4 million against certain potential contingencies. For further discussion on this topic, see Note 11.

The kaléo Note bore interest at 13% per annum, paid quarterly in arrears on principal outstanding. The principal balance of the kaléo Note was to be repaid to the extent that the kaléo Revenue Interests exceed the quarterly interest payment, as limited by a quarterly payment cap. The final maturity of the kaléo Note was June 2029; although, kaléo had the right to redeem the kaléo Note at any time, subject to a redemption premium.

CareView Credit Agreement

On June 26, 2015, the Company entered into a credit agreement with CareView, under which the Company made available to CareView up to $40.0 million in two tranches of $20.0 million each. Under the terms of the credit agreement, the first tranche of $20.0 million, net of fees, was funded by the Company upon CareView’s attainment of a specified milestone relating to the placement of CareView Systems®, on October 7, 2015. On October 7, 2015, the Company and CareView entered into an amendment of the credit agreement to modify certain definitions related to the first and second tranche milestones. The second $20.0 million tranche would be funded upon CareView’s attainment of specified milestones relating to the placement of CareView Systems and consolidated earnings before interest, taxes, depreciation and amortization, to be accomplished no later than June 30, 2017. Such milestones were not achieved, and there is no additional funding obligation due from the Company. Outstanding borrowings under the credit agreement will bear interest at the rate of 13.5% per annum and are payable quarterly in arrears.

As part of the transaction, the Company received a warrant to purchase approximately 4.4 million shares of common stock of CareView at an exercise price of $0.45 per share. The Company has accounted for the warrant as derivative asset with an offsetting credit as debt discount. At each reporting period, the warrant is marked to market for changes in fair value.

In connection with the October 2015 amendment of the credit agreement, the Company and CareView also agreed to amend the warrant to purchase common stock agreement by reducing the warrant’s exercise price from $0.45 to $0.40 per share. At September 30, 2017, the Company determined an estimated fair value of the warrant to be less than $0.1 million.

For carrying value and fair value information related to the Company’s Notes and Other Long-term Receivables, see Note 3.

8. Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Raw materials	$1,204	$—
Work in process	3,950	1,625
Finished goods	7,062	1,259
Total inventory	$12,216	$2,884

In addition, as of September 30, 2017 and December 31, 2016, the Company deferred approximately $1.1 million and $0.1 million, respectively, of costs associated with inventory transfer made under the Company’s third party logistic provider service arrangement. These costs have been recorded as other assets on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2017 and December 31, 2016. The Company will recognize the cost of product sold as inventory is transferred from its third party logistic provider to the Company’s customers.

During the third quarter of 2017 and fourth quarter of 2016, the Company recognized an inventory write-down of $0.1 million and $0.3 million, respectively, related to Noden Products that the Company would not be able to sell prior to their expiration.

9. Intangible Assets and Goodwill

Intangible Assets, Net

The components of intangible assets as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017			December 31, 2016
(in thousands)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangible assets:
Acquired products rights(1)	$216,690	$(27,086)	$189,604	$216,690	$(10,834)	$205,856
Customer relationships(1) (2)	26,080	(3,077)	23,003	23,880	(1,194)	22,686
Acquired technology(2)	9,200	(255)	8,945	—	—	—
Acquired trademarks(2)	570	(48)	522	—	—	—
	$252,540	$(30,466)	$222,074	$240,570	$(12,028)	$228,542
________________
(1) The Company acquired certain intangible assets as part of the Noden Transaction, as described further in Note 18. They are amortized on a straight-line basis over a weighted average period of 10.0 years.
(2) The Company acquired certain intangible assets as part of the LENSAR transaction, as described further in Note 18. They are amortized over a weighted average period of 15 years. The intangible assets for acquired technology and trademarks are being amortized over their estimated useful lives using the straight-line method of amortization. The intangible assets for customer relationships are being amortized using a double-declining method of amortization as such method better represents the economic benefits to be obtained.

Amortization expense for the nine months ended September 30, 2017 was $18.4 million.

Based on the intangible assets recorded at September 30, 2017, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2017 (Remaining three months)	$6,251
2018	24,989
2019	24,969
2020	24,950
2021	24,934
2022	24,843
Thereafter	91,138
Total intangible assets acquired	$222,074

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

10. Accrued Liabilities

Accrued liabilities consist of the following:

(in thousands)	September 30, 2017	December 31, 2016
Compensation	$8,332	$3,131
Interest	2,218	2,554
Deferred revenue	3,761	—
Dividend payable	122	21
Legal	585	1,594
Accrued rebates, chargebacks and other revenue reserves	20,652	12,338
Refund to manufacturer	693	8,909
Customer advances	13,469	—
Other	1,775	2,028
Total	$51,607	$30,575

The following table provides a summary of activity with respect to the Company’s sales allowances and accruals for the nine months ended September 30, 2017:

(in thousands)	Discount and Distribution Fees	Government Rebates and Chargebacks	Assistance and Other Discounts	Product Return	Total
Balance at December 31, 2016:	$2,475	$5,514	$2,580	$1,769	$12,338
Allowances for current period sales	6,565	14,455	6,625	3,054	30,699
Allowances for prior period sales	—	253	—	—	253
Credits/payments for current period sales	(3,048)	(4,720)	(4,435)	(1,145)	(13,348)
Credits/payments for prior period sales	(2,425)	(4,353)	(1,488)	(1,024)	(9,290)
Balance at September 30, 2017:	$3,567	$11,149	$3,282	$2,654	$20,652

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

Noden Pharma DAC v Anchen Pharmaceuticals, Inc. et al

On June 12, 2017, Noden Pharma DAC (“Noden”) filed a complaint against Anchen Pharmaceuticals, Inc. (“Anchen”) and Par Pharmaceutical (“Par”) for infringement of U.S. Patent No. 8,617,595 based on their submission of an Abbreviated New Drug Application (“ANDA”) seeking authorization from the FDA to market a generic version of Tekturna® aliskiren hemifumarate tablets, 150 mg and 300 mg, in the United States. Noden’s suit triggered a 30-month stay of FDA approval of that application under the Hatch Waxman Act. Par filed a counterclaim seeking a declaratory judgment that their proposed generic version of Tekturna HCT® aliskiren hemifumarate hydrochlorothiazide tablets (150 mg eq. base/12.5 mg HCT, 150 mg eq. base/25 mg HCT, 300 mg eq. base/12.5 mg HCT, and 300 mg eq. base/25 mg HCT), described in a separate ANDA submitted by Par to FDA, alleging noninfringement of U.S. Patent No. 8,618,172, also owned by Noden Pharma DAC. This case is proceeding in the United States District Court for the District of Delaware. Noden Pharma DAC intends to continue to take appropriate legal action to protect its intellectual property in Tekturna® and Tekturna HCT®.

Noden is aware that Novartis received Paragraph IV certifications from Par for Tekturna HCT and Anchen on December 31, 2013. Novartis did not file a responsive patent infringement suit related to these certifications. However, to Noden’s knowledge, neither Par nor Anchen have in the meantime commercialized generic aliskiren products.

Depomed, Inc. vs. Valeant Pharmaceuticals, Inc.

On October 27, 2017, Valeant, Depomed and the Company entered into a settlement agreement (“Settlement Agreement”) to resolve all matters addressed in the lawsuit.  Under the terms of the Settlement Agreement, the litigation will be dismissed, with prejudice, and Valeant will pay to Depomed a one-time, lump-sum payment of $13.0 million. In addition, Depomed and the Company released Valeant and its subsidiary from any and all claims against them as a result of the audit, Valeant’s obligation to pay additional royalties under the commercialization agreement and/or the litigation; and Valeant released Depomed and the Company against any and all claims against them as a result of the audit and/or the litigation. The settlement payment was transferred to the Company under the terms of the Depomed Royalty Agreement in November of 2017 and has been reflected in the Depomed royalty rights asset discounted cashflow valuation as of September 30, 2017.

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

Lease Guarantee

In connection with the spin-off (the “Spin-Off”) by the Company of Facet Biotech Corporation (“Facet”), the Company entered into amendments to the leases for the Company’s former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. As of September 30, 2017, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $47.9 million. In April 2010, Abbott Laboratories acquired Facet and later renamed the entity AbbVie Biotherapeutics, Inc. (“AbbVie”). If AbbVie were to default under its lease obligations, the Company could be held liable by the landlord as a co-tenant and, thus, the Company has in substance guaranteed the payments under the lease agreements for the Redwood City facilities.

The Company prepared a discounted, probability weighted cash flow analysis to calculate the estimated fair value of the lease guarantee as of the Spin-Off. The Company was required to make assumptions regarding the probability of Facet’s default on the lease payment, the likelihood of a sublease being executed and the times at which these events could occur. These assumptions are based on information that the Company received from real estate brokers and the then-current economic conditions, as well as expectations of future economic conditions. The fair value of this lease guarantee was charged to additional paid-in capital upon the Spin-Off and any future adjustments to the carrying value of the obligation will also be recorded in additional paid-in capital.

The Company has recorded a liability of $10.7 million on its Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, related to this guarantee. In future periods, the Company may adjust this liability for any changes in the ultimate outcome of this matter that are both probable and estimable.

Irrevocable Letters of Credit

On June 30, 2016, the Company purchased a $75.0 million certificate of deposit, which is designated as cash collateral for the $75.0 million letter of credit issued on July 1, 2016 with respect to the first anniversary payment under the Noden Purchase Agreement (as defined in Note 18 below). In addition, the Company provided an irrevocable and unconditional guarantee to Novartis Pharma AG (“Novartis”), to pay up to $14.0 million of the remaining amount of the first anniversary payment not covered by the letter of credit. The Company concluded that both guarantees are contingent obligations and shall be accounted for in accordance with ASC 450, Contingencies. Further, it was concluded that both guarantees do not meet the conditions to be accrued at September 30, 2017. On July 3, 2017, the first anniversary payment of $89.0 million was paid pursuant to the Noden Purchase Agreement and the $14.0 million guarantee was extinguished. On July 31, 2017, the $75.0 million certification of deposit matured, and on August 1, 2017, the letter of credit terminated and is no longer available to Novartis.

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

In addition, Noden and Novartis entered into a supply agreement pursuant to which Novartis will manufacture and supply to Noden a finished form of the Noden Products and bulk drug form of the Noden Products for specified periods of time prior to the transfer of manufacturing responsibilities for the Noden Products to another manufacturer. The supply agreement may be terminated by either party for material breach that remains uncured for a specified time period. The supply agreement commits the Company to a minimum purchase obligation of approximately $17.1 million and $120.7 million over the next twelve and twenty-four months, respectively. The Company expects to meet this requirement. For more information about the Noden Transaction, see Note 18.

LENSAR and Coherent, Inc. entered into an Original Equipment Manufacturer agreement pursuant to which Coherent, Inc. will manufacture and supply to LENSAR Staccato Lasers by December 31, 2017. The supply agreement commits LENSAR to a minimum purchase obligation of approximately $1.1 million over the next three months. The Company expects that LENSAR will meet this requirement. For more information about the LENSAR transaction, see Note 18.

Escrow Receivable

On September 21, 2017, the Company entered into the kaléo Note Sale Agreement, pursuant to which the Company sold its entire interest in the kaléo Note.

Pursuant to the kaléo Note Sale Agreement, the purchaser paid to the Company an amount equal to 100% of the then outstanding principal, a premium of 1% of such amount and accrued interest under the kaléo Notes, for an aggregate cash purchase price of $141.7 million.

Pursuant to the terms of the kaléo Note Sale Agreement, $1.4 million of the aggregate purchase price was deposited into an escrow account as a potential payment against certain contingencies and on the 18th month anniversary of the closing date, the Escrow Agent will release any funds remaining in the escrow account to the Company.

The Company does not believe that it will be subject to claims contemplated under the escrow agreement. However, in the event that such a claim is made, and if successful, the amount of such a claim up to $1.4 million would be released from the escrow account, which may reduce the amount ultimately returned to the Company when the 18 months escrow period has ended. As of September 30, 2017, the Company is not aware of any claims by the purchaser that would reduce the escrow receivable.

12. Convertible Notes

		Principal Balance Outstanding	Carrying Value
		September 30,	September 30,	December 31,
Description	Maturity Date	2017	2017	2016
(In thousands)
Convertible Notes
February 2018 Notes	February 1, 2018	$126,447	$124,922	$121,595
December 2021 Notes	December 1, 2021	$150,000	115,716	110,848
Total			$240,638	$232,443

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

As of September 30, 2017, the Company’s February 2018 Notes are convertible. At September 30, 2017, the if-converted value of the February 2018 Notes did not exceed the principal amount.

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, the Company was required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, the Company separated the principal balance of the February 2018 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.0%, which represents the estimated market interest rate for a similar nonconvertible instrument available to the Company on the date of issuance, the Company recorded a total debt discount of $29.7 million, allocated $19.3 million to additional paid-in capital and allocated $10.4 million to deferred tax liability. The discount is being amortized to interest expense over the term of the February 2018 Notes and increases interest expense during the term of the February 2018 Notes from the 4.0% cash coupon interest rate to an effective interest rate of 6.9%. As of September 30, 2017, the remaining discount amortization period is 0.3 years.

The carrying value and unamortized discount of the February 2018 Notes were as follows:

(In thousands)	September 30, 2017	December 31, 2016
Principal amount of the February 2018 Notes	$126,447	$126,447
Unamortized discount of liability component	(1,525)	(4,852)
Net carrying value of the February 2018 Notes	$124,922	$121,595

Interest expense for the February 2018 Notes on the Company’s Condensed Consolidated Statements of Income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Contractual coupon interest	$1,264	$2,465	$3,793	$7,393
Amortization of debt issuance costs	259	457	758	1,337
Amortization of debt discount	870	1,591	2,569	4,696
Total	$2,393	$4,513	$7,120	$13,426

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

The purchased call options and warrants are considered indexed to the Company stock, require net-share settlement, and met all criteria for equity classification at inception and at September 30, 2017. The purchased call options cost of $31.0 million, less deferred taxes of $10.8 million, and the $11.4 million received for the warrants, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

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

The December 2021 Notes are convertible under any of the following circumstances:

•
During any fiscal quarter (and only during such fiscal quarter) commencing after the fiscal quarter ended June 30, 2017, if the last reported sale price of Company common stock for at least 20 trading days (whether or not consecutive), in the period of 30 consecutive trading days, ending on, and including, the last trading day of the immediately preceding fiscal quarter, exceeds 130% of the conversion price for the notes on each applicable trading day;

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, the Company was required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, the Company separated the principal balance of the December 2021 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 9.5%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, the Company recorded a total debt discount of $4.3 million, allocated $23.8 million to additional paid-in capital and allocated $12.8 million to deferred tax liability. The discount is being amortized to interest expense over the term of the December 2021 Notes and increases interest expense during the term of the December 2021 Notes from the 2.75% cash coupon interest rate to an effective interest rate of 3.4%. As of September 30, 2017, the remaining discount amortization period is 4.2 years.

The carrying value and unamortized discount of the December 2021 Notes were as follows:

(In thousands)	September 30, 2017	December 31, 2016
Principal amount of the December 2021 Notes	$150,000	$150,000
Unamortized discount of liability component	(34,284)	(39,152)
Net carrying value of the December 2021 Notes	$115,716	$110,848

Interest expense for the December 2021 Notes on the Company’s Condensed Consolidated Statements of Income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Contractual coupon interest	$1,031	$—	$3,094	$—
Amortization of debt issuance costs	18	—	54	—
Amortization of debt discount	132	—	393	—
Amortization of conversion feature	1,522	—	4,421	—
Total	$2,703	$—	$7,962	$—

As of September 30, 2017, the December 2021 Notes are not convertible. At September 30, 2017, the if-converted value of the December 2021 Notes did not exceed the principal amount.

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

13. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	September 30,	December 31,
	2017	2016
(In thousands)
Accrued lease liability	$10,700	$10,700
Long-term incentive accrual	4,255	1,995
Uncertain tax positions	30,488	41,591
Dividend payable	149	270
Other	416	—
Total	$46,008	$54,556

In connection with the Spin-Off, the Company entered into amendments to the leases for the Company’s former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify the Company for all matters related to the leases attributable to the period after the Spin-Off date. As of September 30, 2017, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $47.9 million. If Facet were to default, the Company could also be responsible for lease-related costs including utilities, property taxes and common area maintenance that may be as much as the actual lease payments. The Company has recorded a liability of $10.7 million on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2017, and December 31, 2016, related to this guarantee.

14. Stock-Based Compensation

The Company grants restricted stock awards pursuant to a stockholder approved stock-based incentive plan. This incentive plan is described in further detail in Note 15, Stock-Based Compensation, of Notes to the Condensed Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

In September 2017, the Company made inducement grants in the form of stock options and restricted stock awards. See the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2017 for additional details.

The following table summarizes the Company’s stock option and restricted stock award activity during the nine months ended September 30, 2017:

	Stock Options		Restricted Stock Awards
(In thousands except per share amounts)	Number of Shares Outstanding	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Grant-date Fair Value Per Share
Balance at December 31, 2016	—	$—	1,472	$3.96
Granted	961	$3.21	2,157	$2.27
Vested or released	—	$—	(426)	$3.52
Forfeited or canceled	—	$—	(10)	$3.12
Balance at September 30, 2017	961	$3.21	3,193	$2.88

15. Income Taxes

Income tax expense for the three months ended September 30, 2017 and 2016, was $4.8 million and $14.4 million, respectively, and for the nine months ended September 30, 2017 and 2016, was $65.2 million and $50.0 million, respectively, which resulted primarily from applying the federal statutory income tax rate to income before income taxes. The Company’s effective tax rates for the current period differs from the U.S. federal statutory rate of 35% due primarily to the effect of Subpart F income as result of the product acquisition triggering U.S. tax on the Company’s pro rata share of income earned by Noden as a controlled foreign corporation. The Company intends to indefinitely reinvest all of its undistributed foreign earnings outside of the United States.

The uncertain tax positions increased during the three months ended September 30, 2017 and 2016, by zero and $0.6 million, respectively, and increased during the nine months ended September 30, 2017 and 2016, by $29.7 million and $2.4 million, respectively, resulting from an increase in tax uncertainties and estimated tax liabilities.

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

16. Stockholders’ Equity

Stock Repurchase Program

On March 1, 2017, the Company’s board of directors authorized the repurchase through March 2018 of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $30.0 million pursuant to a share repurchase program. The repurchases under the share repurchase program were made from time to time in the open market or in privately negotiated transactions and were funded from the Company’s working capital. All shares of common stock repurchased under the Company’s share repurchase program were retired and restored to authorized but unissued shares of common stock at June 30, 2017. The Company repurchased 13.3 million shares of its common stock under the share repurchase program during the nine months ended September 30, 2017 for an aggregate purchase price of $30.0 million, or an average cost of $2.25 per share, including trading commission.

On September 25, 2017, the Company’s board of directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $25.0 million pursuant to a new share repurchase program. The repurchases under the new share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. The amount and timing of such repurchases are dependent upon the price and availability of shares, general market conditions and the availability of cash. Repurchases may also be made under a trading plan under Rule 10b-5, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. All shares of common stock repurchased under the Company’s new share repurchase program are expected to be retired and restored to authorized but unissued shares of common stock. As of September 30, 2017, the Company has not repurchased shares under this plan. The repurchase program may be suspended or discontinued at any time without notice.

17. Accumulated Other Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income (loss). The Company includes unrealized net gains (losses) on investments held in our available-for-sale securities in other comprehensive income (loss), and present the amounts net of tax. Our other comprehensive income (loss) is included in our Condensed Consolidated Statements of Comprehensive Income.

The balance of accumulated other comprehensive income, net of tax, was as follows:

	Unrealized gains (losses) on available-for-sale securities	Total Accumulated Other Comprehensive Income
(In thousands)
Beginning Balance at December 31, 2016	$—	$—
Activity for the nine months ended September 30, 2017	648	648
Ending Balance at September 30, 2017	$648	$648

18. Business Combinations

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

On July 1, 2016, upon the consummation of the Noden Transaction, a noncontrolling interest holder acquired a 6% equity interest in Noden Pharma DAC and Noden Pharma USA Inc. (together, with any subsidiaries, “Noden”). The equity interest of the noncontrolling interest holder is subject to vesting and repurchase rights over a four-year period. In May 2017, such equity interest was purchased for $2.2 million in cash by the Company. The Company accounted for the repurchase in accordance with ASC 810 and recognized the difference between the fair value of the consideration paid and the amount by which the noncontrolling interest is adjusted for in equity attributable to the Company.

The Company determined that Noden shall be consolidated under the voting interest model as of September 30, 2017.

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

Fair Value of Consideration Transferred

The fair value of consideration transferred totals $244.3 million, which consists of $216.7 million in acquired product rights, $23.9 million in customer relationships, $47.4 million in contingent consideration and $87.0 million in anniversary payments.  Contingent consideration includes the future payments that the Company may pay to Novartis based on achieving certain milestones.

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

Assets Acquired and Liabilities Assumed

In accordance with the authoritative guidance for business combinations, the Noden Transaction was determined to be a business combination and was accounted for using the acquisition method of accounting.

The following table summarizes the fair values of the identifiable intangible assets acquired and liabilities assumed at the acquisition date (in thousands):

Acquired product rights	$216,690
Customer relationships	23,880
Goodwill	3,735
Net intangible assets	$244,305

The acquired product rights represent developed technology of products approved for sales in the market, which the Company refers to as marketed products, and have finite useful lives. They are amortized on a straight-line basis over a weighted average period of 10 years.

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

On April 26, 2017, the bankruptcy court approved the plan of reorganization. On May 11, 2017, LENSAR and the Company consummated the plan of reorganization and LENSAR emerged from bankruptcy. Pursuant to the plan of reorganization, the Company obtained control of 100% of the outstanding voting shares of LENSAR. All assets of the LENSAR bankruptcy estate re-vested in reorganized LENSAR free and clear of all liens, claims or charges. The consummation of the plan of reorganization related transactions effect binding and valid transfers to reorganized LENSAR with all rights, title and interest in the acquired assets. Upon consummation of the plan of reorganization, all debt owed to the Company was eliminated other than the Exit Facility.  Liabilities to other creditors, including general unsecured creditors, were satisfied through the plan of reorganization.

The Company concluded that the LENSAR transaction shall be accounted in accordance with ASC 805, Business Combinations, that do not involve a transfer of consideration (“combinations by contract”) by applying the acquisition method.

Fair Value of Consideration Transferred

Contemporaneously with the cancellation of the Company’s notes receivable with a carrying value of $43.9 million, the Company acquired 100% equity interests in LENSAR, at fair value, for $31.7 million. resulting in a loss on extinguishment of notes receivable of $12.2 million. The fair value of the equity interest in LENSAR was determined primarily using the “income method,” which starts with a forecast of all expected future cash flows of the acquired business. The acquisition resulted in a gain on bargain purchase because the fair value of assets acquired and liabilities assumed exceeded the total of the fair value of the equity interest in LENSAR by approximately $4.0 million, which was recorded in the Condensed Consolidated Statement of Income for the period ended June 30, 2017.

Out of Period Adjustment

During the quarter ended September 30, 2017, the Company identified and corrected an immaterial error in the computation of the gain on bargain purchase of the LENSAR transaction in the prior quarter. This adjustment resulted in a decrease to the Company’s net income by $2.2 million for the three-month period ended September 30, 2017.

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

The following table summarizes the fair values of the identifiable intangible assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash	$1,983
Tangible assets	18,647
Intangible assets (1)	11,970
Net deferred tax assets	20,411
Total identifiable assets	53,011
Current liabilities	(6,674)
Total liabilities assumed	(6,674)
Gain on bargain purchase, net of loss on extinguishment of notes receivable	3,995
Total fair value of consideration	$31,726
______________
(1) As of the effective date of the transaction, identifiable intangible assets are required to be measured at fair value.  The fair value measurement is based on significant inputs that are unobservable in the market and thus represents a Level 3 measurement. The Company used an income approach to estimate the preliminary fair value of the intangibles which includes technology, trademarks and customer relationships. The assumptions used to estimate the cash flows of the business included a discount rate of 16%, estimated gross margins ranging from 37-72%, income tax rate of 35%, and operating expenses consisting of direct costs based on the anticipated level of revenues.  The intangible assets have a weighted-average useful life of approximately 15.0 years. The intangible assets for acquired technology and trademarks are being amortized over their estimated useful lives using the straight-line method of amortization. The intangible assets for customer relationship are being amortized using a double-declining method of amortization as such method better represents the economic benefits to be obtained.

Pro Forma Impact of Business Combination

The following table represents the unaudited consolidated financial information for the Company on a pro forma basis for the three and nine months ended September 30, 2017 and 2016, assuming that the Noden Transaction had closed on January 1, 2015 and the LENSAR transaction had closed on January 1, 2016. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the acquisitions and are expected to have a continuing impact on the consolidated results. Additionally, the following table sets forth unaudited financial information and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transactions occurred on the dates indicated or that may be achieved in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(in thousands)
Pro forma revenues	$62,749	$57,629	$257,569	$262,671
Pro forma net income	$20,732	$10,016	$84,856	$70,246
Pro forma net income per share - basic	$0.14	$0.06	$0.54	$0.43
Pro forma net income per share - diluted	$0.14	$0.06	$0.54	$0.43

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

19. Segment Information

In connection with acquiring 100% of the equity interests of LENSAR in May 2017, the Company added a third reportable segment, “medical devices” and renamed the previous product sales segment “pharmaceutical”.

Information regarding the Company’s segments for the three and nine months ended September 30, 2017 and 2016 is as follows:

Revenues by segment	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Income generating assets	$42,682	$39,510	$200,547	$163,681
Pharmaceutical	15,104	14,128	43,897	14,128
Medical devices	4,963	—	7,580	—
Total revenues	$62,749	$53,638	$252,024	$177,809

Income (loss) by segment	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Income generating assets	$25,248	$14,049	$98,746	$74,084
Pharmaceutical	1,082	(142)	(3,560)	(142)
Medical devices	(5,598)	—	(6,774)	—
Total net income	$20,732	$13,907	$88,412	$73,942

Long-lived assets by segment
(in thousands)	September 30, 2017	December 31, 2016
Income generating assets	$145	$38
Pharmaceutical	860	—
Medical devices	7,125	—
Total long-lived assets	$8,130	$38

The operations for the Company’s Pharmaceutical and Medical Devices segments are primarily located in Ireland and the United Stated, respectively.

20. Subsequent Events

Valeant Settlement

On October 27, 2017, Valeant, Depomed and the Company entered into a settlement agreement (“Settlement Agreement”) to resolve all matters addressed in the lawsuit. Under the terms of the Settlement Agreement, the litigation will be dismissed, with prejudice, and Valeant will pay to Depomed a one-time, lump-sum payment of $13.0 million. In addition, Depomed and the

Company released Valeant and its subsidiary from any and all claims against them as a result of the audit, Valeant’s obligation to pay additional royalties under the commercialization agreement and/or the litigation; and Valeant released Depomed and the Company against any and all claims against them as a result of the audit and/or the litigation. The settlement payment was transferred to PDL from Depomed pursuant to the terms of the Depomed Royalty Agreement, in November of 2017 and has been reflected in the Depomed royalty rights asset discounted cashflow valuation as of September 30, 2017.

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

 OVERVIEW

We seek to provide a significant return for our shareholders by acquiring and managing a portfolio of companies, products, royalty agreements and debt facilities in the biotech, pharmaceutical and medical device industries. In 2012, we began providing alternative sources of capital through royalty monetizations and debt facilities, and in 2016, we began acquiring commercial-stage products and launching specialized companies dedicated to the commercialization of these products. To date, we have consummated 17 of such transactions, of which nine are active and outstanding. We have one debt transaction outstanding, representing deployed and committed capital of $20.0 million: CareView; we have one hybrid royalty/debt transaction outstanding, representing deployed and committed capital of $44.0 million: Wellstat Diagnostics; and we have five royalty transactions outstanding, representing deployed and committed capital of $396.1 million and $397.1 million, respectively: KYBELLA®, AcelRx, University of Michigan, Viscogliosi Brothers and Depomed. Our equity and loan investments in Noden represent deployed and committed capital of $179.0 million and $202.0 million, respectively, and our converted equity and loan investment in LENSAR represents deployed capital of $40.0 million.

In connection with our acquisition of Tekturna through Noden, we began operating in two reportable segments: income generating assets and product sales. In connection with acquiring 100% of the equity interest of LENSAR in May 2017, we added a third reportable segment, “medical devices” and renamed the previous product sales segment “pharmaceutical”.

Our income generating assets segment consists of (i) notes and other long-term receivables, (ii) royalty rights - at fair value, (iii) equity investments and (iv) royalties from issued patents in the United States and elsewhere, covering the humanization of antibodies, which we refer to as the Queen et al. patents. Our pharmaceutical segment consists of revenue derived from Tekturna®, Tekturna HCT®, Rasilez® and Rasilez HCT® (collectively, the “Noden Products” or “Tekturna”) sales. Our medical devices segment consists of revenue derived from the LENSAR Laser System sales. Prospectively, we expect to focus on the acquisition of additional products and expect to transact fewer royalty transactions and still fewer debt transactions. We anticipate that over time more of our revenues will come from our pharmaceutical segment and less of our revenues will come from our income generating assets segment.

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

Noden Purchase Agreement

On July 1, 2016, Noden Pharma DAC, entered into an asset purchase agreement (“Noden Purchase Agreement”) whereby it purchased from Novartis the exclusive worldwide rights to manufacture, market, and sell the Noden Products and certain related assets and assumed certain related liabilities (the “Noden Transaction”). Upon the consummation of the Noden Transaction, a noncontrolling interest holder acquired 6% equity interests in Noden Pharma DAC and Noden Pharma USA, Inc. (together, with any subsidiaries, “Noden”). We purchased the equity interests of the noncontrolling interest holder in May 2017.

Tekturna (or Rasilez outside the United States) contains aliskiren, a direct renin inhibitor, for the treatment of hypertension. While indicated as a first line treatment, it is more commonly used as a third line treatment in those patients who are intolerant of angiotensin converting enzyme inhibitors (“ACEIs”) and angiotensin II receptor blockers (“ARBs”). It is not indicated for use with ACEIs and ARBs in patients with diabetes or renal impairment. Tekturna HCT (or Rasilez HCT outside the United States) is a combination of aliskiren and hydrochlorothiazide, a diuretic, for the treatment of hypertension in patients not adequately controlled by monotherapy and as an initial therapy in patients likely to need multiple drugs to achieve their blood pressure goals. It is not indicated for use with ACEIs and ARBs in patient with diabetes or renal impairment and not for use in patients with known anuria or hypersensitivity to sulfonamide derived drugs. Studies indicate that approximately 12% of hypertension patients are ACEI/ARB inhibitor-intolerant. Tekturna and Tekturna HCT are contraindicated for use by pregnant women.

The agreement between Novartis and Noden provides for various transition periods for development and commercialization activities relating to the Noden Products. Initially, Novartis will continue to distribute the four products on behalf of Noden worldwide and Noden will receive a profit transfer on such sales. In the United States, the duration of the profit transfer ran from July 1, 2016 through October 4, 2016. Outside the United States, the profit transfer is expected to run from July 1, 2016 through the fourth quarter of 2017. The event that terminates the profit transfer arrangement is the transfer of the marketing authorization for the four products from Novartis to Noden. Generally, the profit transfer to Noden is defined as gross revenues less product cost, a low single digit percentage as a fee to Novartis. Prior to the transfer of the marketing authorization, revenue will be recognized on a “net” basis; after the transfer of the marketing authorization, revenue will be recognized on a “gross” basis.

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

For details regarding LENSAR see Note 18 to the Condensed Consolidated Financial Statements included in Item 1.

Income Generating Assets

We acquire income generating assets when such assets can be acquired on terms that we believe allow us to increase return to our stockholders. The income generating assets are typically in the form of notes receivables, royalty rights and hybrid notes/royalty receivables and in some cases, equity. We primarily focus our income generating asset acquisition strategy on commercial-stage therapies and medical devices having strong economic fundamentals. However, our acquired income generating assets will not, in the near term, replace completely the revenues we generated from our license agreements related to our Queen et al. patents. In the second quarter of 2016, our revenues materially decreased after we stopped receiving payments from certain Queen et al. patent licenses and legal settlements, which accounted for 68%, 82% and 84% of our 2016, 2015 and 2014 revenues.

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

While we currently maintain this portfolio of royalty rights, our intention is to pursue fewer of these transactions while we focus on acquiring additional specialty pharmaceutical products or companies. At September 30, 2017, we had a total of six royalty rights transactions outstanding.

Notes and Other Long-Term Receivables

We have entered, and may continue to enter, into credit agreements with borrowers across the healthcare industry, under which we make available cash loans to be used by the borrower. Obligations under these credit agreements are typically secured by a pledge of substantially all the assets of the borrower and any of its subsidiaries. While we currently maintain this portfolio of notes receivable, our intention is to pursue fewer debt transactions, and focus on acquiring additional specialty pharmaceutical products or companies. At September 30, 2017, we had a total of two notes receivable transaction outstanding.

Royalties from Queen et al. patents

While the Queen et al. patents have expired and the resulting royalty revenue has dropped substantially since the first quarter of 2016, we continue to receive royalty revenue from one product under the Queen et al. patent licenses, Tysabri®, as a result of sales of licensed product that was manufactured prior to patent expiry.

Intellectual Property

Patents

Tekturna is protected by multiple patents worldwide, which specifically cover the composition of matter, the pharmaceutical formulations and methods of production. In the United States, the FDA Orange Book lists one patent, U.S. patent No. 5,559,111 (the “’111 Patent”), which covers compositions of matter comprising aliskiren. The ‘111 Patent expires on January 21, 2019, including a pediatric extension. In addition, the FDA Orange Book for Tekturna lists U.S. Patent No. 8,617,595, which covers certain compositions comprising aliskiren, together with other formulation components, and will expire on February 19, 2026. The FDA Orange Book for Tekturna HCT lists U.S. patent No. 8,618,172, which covers certain compositions comprising aliskiren, together with other formulation components, and will expire on July 13, 2028. In Europe, European patent No. 678 503B (the “’503B Patent”) expired in 2015. However, numerous SPCs have been granted which are based on the ‘503B Patent and which will provide for extended protection. These SPCs generally expire in April of 2020.

The LENSAR Laser System technology is protected by over 35 patents in the United States and over 60 pending patents in the United States and rest of the world.

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

Our total revenues from licensees under our Queen et al. patents were $1.4 million and $15.0 million, net of rebates and foreign exchange hedge adjustments, for the three months ended September 30, 2017 and 2016, respectively, and $31.9 million and $150.6 million for the nine months ended September 30, 2017 and 2016.

Licensing Agreements for Marketed Products

In the nine months ended September 30, 2017 and 2016, we received royalties on sales of Tysabri from Biogen, and in the three months ended March 31, 2016, we received royalties on sales of the six humanized antibody products listed below.

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

Economic and Industry-wide Factors

Various economic and industry-wide factors are relevant to our business, including changes to laws and interpretation of those laws that protect our intellectual property rights, our licensees’ ability to obtain or retain regulatory approval for products licensed under our patents, fluctuations in foreign currency exchange rates, the ability to attract, retain and integrate qualified personnel, as well as overall global economic conditions. We actively monitor economic, industry and market factors affecting our business; however, we cannot predict the impact such factors may have on our future results of operations, liquidity and cash flows. See also the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and our subsequent quarterly filings for additional factors that may impact our business and results of operations.

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

During the nine months ended September 30, 2017, there have been no significant changes to our critical accounting policies and estimates from those presented in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, that are of significance, or potential significance, to us.

Operating Results

Three and nine months ended September 30, 2017, compared to three and nine months ended September 30, 2016

Revenues

	Three Months Ended		Change from Prior	Nine Months Ended		Change from Prior
	September 30,			September 30,
	2017	2016	Year %	2017	2016	Year %
(Dollars in thousands)
Revenues
Royalties from Queen et al. patents	$1,443	$14,958	(90%)	$31,884	$150,645	(79%)
Royalty rights - change in fair value	35,353	16,085	120%	132,224	(11,872)	1,214%
Interest revenue	6,051	8,594	(30%)	16,968	24,901	(32%)
Product revenue, net	20,067	14,128	42%	51,477	14,128	264%
License and other	(165)	(127)	(30%)	19,471	7	278,057%
Total revenues	$62,749	$53,638	17%	$252,024	$177,809	42%

Total revenues were $62.7 million for the three months ended September 30, 2017, compared with $53.6 million for the three months ended September 30, 2016. Our total revenues increased by 17%, or $9.1 million, for the three months ended September 30, 2017, when compared to the same period of 2016. The increase was primarily due to the increase in estimated fair value of the Depomed royalty asset recognized in revenues and the product revenues from the Noden Products and LENSAR. Total revenues were $252.0 million for the nine months ended September 30, 2017, compared with $177.8 million for the nine months ended September 30, 2016. Our total revenues increased by 42%, or $74.2 million, for the nine months ended September 30, 2017, when compared to the same period of 2016. The increase was primarily due to the increase in estimated fair value of the Depomed royalty asset recognized in revenues, the Merck settlement payment and revenues from Noden and LENSAR product sales.

Revenue from our pharmaceutical segment for the three and nine months ended September 30, 2017 were $15.1 million and $43.9 million, respectively, compared to the same periods last year. All pharmaceutical revenues were derived from sales of the Noden Products. While we acquired the exclusive worldwide rights to manufacture, market, and sell the Noden Products from Novartis on July 1, 2016, Novartis was still the primary obligor during the first through third quarters of 2017 for ex-U.S. sales, therefore revenue is presented on a “net” basis for those periods for all ex-U.S. sales. Our revenue recognition policies require estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance for product sales at each period.

The following table provides a summary of activity with respect to our sales allowances and accruals for the nine months ended September 30, 2017:

(in thousands)	Discount and Distribution Fees	Government Rebates and Chargebacks	Assistance and Other Discounts	Product Return	Total
Balance at December 31, 2016:	$2,475	$5,514	$2,580	$1,769	$12,338
Allowances for current period sales	6,565	14,455	6,625	3,054	30,699
Allowances for prior period sales	—	253	—	—	253
Credits/payments for current period sales	(3,048)	(4,720)	(4,435)	(1,145)	(13,348)
Credits/payments for prior period sales	(2,425)	(4,353)	(1,488)	(1,024)	(9,290)
Balance at September 30, 2017	$3,567	$11,149	$3,282	$2,654	$20,652

Revenue from our income generating assets segment for the three months ended September 30, 2017 were $42.7 million, an increase of 8.0%, or $3.2 million, compared to the same period last year, primarily due to the increase in fair value of the Depomed royalty asset and the Merck settlement payment in the second quarter of 2017. Revenues from our income generating assets segment for the nine months ended September 30, 2017 were $200.5 million, an increase of 23%, or $36.9 million, compared to the same period last year, primarily due to the increase in fair value of the Depomed royalty asset and the Merck settlement payment, partially offset by ceasing to receive revenue from Genentech after the first quarter of 2016.

Revenue from our medical devices segment for the three and nine months ended September 30, 2017 were $5.0 million and $7.6 million, respectively. All revenues from our medical devices segment were derived from LENSAR laser system revenue, procedures and consumables and service revenue which we began to recognize beginning May 11, 2017.

The following tables provides a summary of activity with respect to our royalty rights - change in fair value for the nine months ended September 30, 2017 (in thousands):

		Change in	Royalty Rights -
	Cash Royalties	Fair Value	Change in Fair Value
Depomed	$66,465	$58,625	$125,090
VB	1,005	440	1,445
U-M	2,717	63	2,780
ARIAD	3,081	(462)	2,619
AcelRx	88	6,582	6,670
Avinger	915	(777)	138
KYBELLA	133	(6,651)	(6,518)
	$74,404	$57,820	$132,224

The following table summarizes the percentage of our total revenues that individually accounted for 10% or more of our total revenues for the three and nine months ended September 30, 2017 and 2016:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Licensee	Product Name	2017	2016	2017	2016
Genentech	Avastin	—%	—%	—%	22%
	Herceptin	—%	—%	—%	22%

Biogen	Tysabri	2%	28%	13%	24%

Depomed	Glumetza, Janumet XR, Jentadueto XR and Invokamet XR	50%	18%	N/M	N/A

N/M	Tekturna, Tekturna HCT, Rasilez and Rasilez HCT	24%	26%	17%	8%
_______________________
N/M = Not meaningful

Foreign currency exchange rates impact our reported revenues, primarily from licenses of the Queen et al. patents. Our revenues may fluctuate due to changes in foreign currency exchange rates and are subject to foreign currency exchange risk. While foreign currency conversion terms vary by license agreement, generally most agreements require that royalties first be calculated in the currency of sale and then converted into U.S. dollars using the average daily exchange rates for that currency for a specified period at the end of the calendar quarter. Accordingly, when the U.S. dollar weakens against other currencies, the converted amount is greater than it otherwise would have been had the U.S. dollar strengthened. For example, in a quarter in which we generate $10.0 million in royalty revenues, and when approximately $5.0 million of such royalty revenues are based on sales in currencies other than U.S. dollar, if the U.S. dollar strengthens across all currencies by 10% during the reporting period for that quarter, when compared to the same amount of local currency royalties for the prior year, U.S. dollar converted royalties will be approximately $0.5 million less in the current quarter than in the prior year’s quarter.

We previously hedged certain Euro-denominated currency exposures related to our licensees’ product sales with Euro forward contracts. We designated foreign currency exchange contracts used to hedge royalty revenues based on underlying Euro-denominated sales as cash flow hedges. The aggregate unrealized gain or loss, net of tax, on the effective portion of the hedge was recorded in stockholders’ equity as “Accumulated other comprehensive income”. Realized gains or losses on cash flow hedges were recognized as an adjustment to royalty revenue in the same period that the hedged transaction impacts earnings. For the three months ended September 30, 2017 and 2016, we recognized no additions in royalty revenues from our Euro forward contracts, for the nine months ended September 30, 2017 and 2016, we recognized zero and $2.8 million, respectively.

Operating Expenses

	Three Months Ended		Change from Prior	Nine Months Ended		Change from Prior
	September 30,			September 30,
	2017	2016	Year %	2017	2016	Year %
(In thousands)
Cost of product revenue, (excluding intangible amortization)	$5,565	$—	N/M	$12,632	$—	N/M
Amortization of intangible assets	6,275	6,014	4%	18,438	6,014	207%
General and administrative	11,989	10,396	15%	35,853	27,193	32%
Sales and marketing	4,994	11	N/M	11,194	11	N/M
Research and development	605	1,933	(69)%	6,652	1,933	244%
Change in fair value of acquisition-related contingent consideration	700	2,083	(66)%	3,349	2,083	61%
Acquisition-related costs	—	546	N/M	—	3,505	N/M
Total operating expenses	$30,128	$20,983	44%	$88,118	$40,739	116%
Percentage of total revenues	48%	39%		35%	23%
____________________
N/M = Not meaningful

The increase in operating expenses for the three months ended September 30, 2017, as compared to the same period in 2016, was a result of acquisitions in the pharmaceutical and medical devices segment, contributing an additional $5.6 million of cost of product revenue, $0.3 million of acquisition intangible amortization, $5.0 million in sales and marketing, partially offset by a reduction of $1.3 million in research and development costs for the completion of a pediatric trial for the acquired branded prescription medicines Tekturna and $1.4 million in a change in fair value in acquisition-related contingent consideration. General and administrative expenses increased by $1.6 million of which $1.2 million was related to acquisitions in the medical device segment, $1.7 million relates to increased Noden operating costs, partially offset by a $1.0 million decrease in our legal expenses related to the Merck suit and $0.5 million decrease of our asset purchase expenses.

The increase in operating expenses for the nine months ended September 30, 2017, as compared to the same period in 2016, was a result of acquisitions in pharmaceutical and medical devices segment, contributing an additional $12.6 million of cost of product revenue, $12.4 million of acquisition intangible amortization, $11.2 million in sales and marketing, $4.7 million in research and development costs for the completion of a pediatric trial for the acquired branded prescription medicines Tekturna, $1.3 million in a change in fair value in acquisition-related contingent consideration and $2.7 million in general and administrative expenses. General administrative expenses increased by $8.7 million of which $6.8 million was related to acquisitions in the pharmaceutical and medical devices segment, $1.7 million relates to asset management expenses for LENSAR and Direct Flow Medical and approximately $0.7 million of our professional consulting service expenses, partially offset by a decrease of $0.9 million in our asset purchase expenses.

Non-operating Expense, Net

Non-operating expense, net, for the three and nine months ended September 30, 2017 increased, as compared to the same periods in 2016, primarily due to the increase in interest expense from the December 2021 Note entered into during the fourth quarter of 2016, partially offset by the partial repayment of the February 2018 Notes in November 2016. The increase in interest expense for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, consisted primarily of non-cash interest expense as we are required to compute interest expense using the interest rate for similar nonconvertible instruments in accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion.

Income Taxes

Income tax expense for the three months ended September 30, 2017 and 2016, was $4.8 million and $14.4 million, respectively, and for the nine months ended September 30, 2017 and 2016, by $65.2 million and $50.0 million, respectively, which resulted primarily from applying the federal statutory income tax rate to income before income taxes. Our effective tax rates for the current period differs from the U.S. federal statutory rate of 35% due primarily to the effect of Subpart F income as result of the product acquisition triggering U.S. tax on our pro rata share of income earned by Noden as a controlled foreign corporation during the transitional service period. We intend to indefinitely reinvest all our undistributed foreign earnings outside the United States.

The uncertain tax positions increased during the three months ended September 30, 2017 and 2016, by zero and $0.6 million, respectively, and increased during the nine months ended September 30, 2017 and 2016, by $29.7 million and $2.4 million, resulting from an increase in tax uncertainties and estimated tax liabilities.

Net Income per Share

Net income per share for the three and nine months ended September 30, 2017 and 2016, is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income per share - basic	$0.14	$0.08	$0.56	$0.45
Net income per share - diluted	$0.14	$0.08	$0.56	$0.45

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

We had cash, cash equivalents and short-term investments in the aggregate of $516.5 million and $167.1 million at September 30, 2017, and December 31, 2016, respectively. The increase was primarily attributable to the sale of note receivables for $144.8 million, the repurchase by Takeda of the ARIAD royalty right asset for $108.2 million, payment of the $89.0 million anniversary payment, maturity of the investment-other asset for $75.0 million, proceeds from royalty right payments of $74.4 million, and the proceeds from sale of assets held for sale of $8.1 million, partially offset by the repurchase of common stock for $30.0 million, cash paid for the purchase of noncontrolling interest of $2.2 million, the purchase of fixed assets of $1.2 million, and cash used in operating activities of $58.1 million.

On March 1, 2017, the we announced that our board of directors authorized the repurchase of up to $30.0 million of our common stock through March 2018. The repurchases under the share repurchase program were made from time to time in the open market or in privately negotiated transactions and were funded from the our working capital. All shares of common stock repurchased under this share repurchase program were retired and restored to authorized but unissued shares of common stock as of June 30, 2017. We repurchased 13.3 million shares of its common stock under the share repurchase program during the nine months ended September 30, 2017 for an aggregate purchase price of $30.0 million, or an average cost of $2.25 per share.

On September 25, 2017, we announced that our board of directors authorized the repurchase of issued and outstanding shares of the our common stock having an aggregate value of up to $25.0 million pursuant to a share repurchase program. The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the our working capital. The amount and timing of such repurchases are dependent upon the price and availability of shares, general market conditions and the availability of cash. Repurchases may also be made under a trading plan under Rue 10b5-1, which would permit shares to be repurchased when we might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. All shares of common stock repurchased under the share repurchase program are expected to be retired and restored to authorized but unissued shares of common stock. As of September 30, 2017, we have not repurchased shares under this plan. The repurchase program may be suspended or discontinued at any time without notice.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

Convertible Notes

As of September 30, 2017, our convertible note obligation consisted of our February 2018 Notes and December 2021 Notes, which in the aggregate totaled $276.4 million in principal.

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

Noden Purchase Agreement

Pursuant to the Noden Purchase Agreement, Noden is required to pay up to $95.0 million in milestone payments, subject to the occurrence of such milestones. If the milestones are achieved, we expect to fund at least $38.0 million in the form of additional equity contributions to Noden.

Kybella Royalty Agreement

On July 8, 2016, we entered into a royalty purchase and sales agreement with an individual, whereby we acquired that individual’s rights to receive certain royalties on sales of KYBELLA by Allergan, in exchange for a $9.5 million cash payment and up to $1.0 million in a future milestone payment based upon product sales targets.

Guarantees

Novartis Anniversary Payment Guarantee

On June 30, 2016, we purchased a $75.0 million certificate of deposit, which is designated as cash collateral for the $75.0 million letter of credit issued on July 1, 2016 with respect to the first anniversary payment under the Noden Purchase Agreement. In addition, we provided an irrevocable and unconditional guarantee to Novartis, to pay up to $14.0 million of the remaining amount of the first anniversary payment not covered by the letter of credit. We concluded that both guarantees are contingent obligations and shall be accounted for in accordance with ASC 450, Contingencies. Further, it was concluded that both guarantees do not meet the conditions to be accrued at September 30, 2017. On July 3, 2017, the first anniversary payment of $89.0 million was paid pursuant to the Noden Purchase Agreement and the $14.0 million guarantee expired. On July 31, 2017, the $75.0 million certificate of deposit matured, and on August 1, 2017, the letter of credit terminated.

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

In addition, Noden and Novartis entered into a supply agreement pursuant to which Novartis will manufacture and supply to Noden a finished form of the Noden Products and bulk drug form of the Noden Products for specified periods of time prior to the transfer of manufacturing responsibilities for the Noden Products to another manufacturer. The supply agreement commits Noden to a minimum purchase obligation of approximately $17.1 million and $120.7 million over the next twelve and twenty-four months, respectively. Noden expects to meet this requirement.

LENSAR and Coherent, Inc. entered into an Original Equipment Manufacturer agreement pursuant to which Coherent, Inc. will manufacture and supply to LENSAR Staccato Lasers by December 31, 2017. The supply agreement commits LENSAR to a minimum purchase obligation of approximately $1.1 million over the next three months. We expect LENSAR to meet this requirement.

Escrow Receivable

On September 21, 2017, we entered into an agreement (the “kaléo Note Sale Agreement”) with MAM-Kangaroo Lender, LLC, a Delaware limited liability company (the “Purchaser”), pursuant to which we sold our entire interest in the notes issued by Accel 300, LLC (“Accel 300”) pursuant to that certain Indenture, dated as of April 1, 2014, by and between Accel 300 and U.S. Bank National Association, as the current trustee of the notes described therein (the “kaléo Note”).

Pursuant to the kaléo Note Sale Agreement, the Purchaser paid to us an amount equal to 100% of the then outstanding principal, a premium of 1% of such amount and accrued interest under the kaléo Notes, for an aggregate cash purchase price of $141.7 million.

Pursuant to the terms of the kaléo Note Sale Agreement, $1.4 million of the aggregate purchase price was deposited into an escrow account as a potential payment against certain contingencies and on the 18th month anniversary of the closing date, the escrow agent will release any funds remaining in the escrow account to us.

We do not believe that it will be subject to claims contemplated under the escrow agreement. However, in the event that such a claim is made, and if successful, the amount of such a claim up to $1.4 million would be released from the escrow, which may reduce the amount ultimately returned to us when the 18 months escrow period has ended. As of September 30, 2017, we are not aware of any claims by the Purchaser that would reduce the escrow receivable.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2017, there have been no material changes in our market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, on July 1, 2016, we acquired the Noden Products. In accordance with the SEC’s published guidance, our Annual Report on Form 10-K for the year ending December 31, 2016 did not include consideration of the internal controls of the acquired Noden Products within management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. We are in the process of integrating the acquired Noden Products into our overall internal control over financial reporting process and will incorporate the acquired Noden Products into our annual assessment of internal control over financial reporting as of December 31, 2017.

In addition, on May 11, 2017, we acquired LENSAR. We are in the process of integrating the acquired LENSAR business and our management is in the process of evaluating any related changes to our internal control over financial reporting as a result of this integration. Except for any changes relating to this integration, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the nine months ended September 30, 2017, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.        RISK FACTORS

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, other than as previously disclosed in our Quarterly Report on Form 10-Q for the quarter period ended June 30, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

On September 25, 2017, our board of directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $25.0 million pursuant to a new share repurchase program. As of September 30, 2017, we have not repurchased shares under this plan. The repurchase program may be suspended or discontinued at any time without notice.

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

Dated:	November 13, 2017
PDL BIOPHARMA, INC. (REGISTRANT)

/s/ John P. McLaughlin
John P. McLaughlin
Chief Executive Officer (Principal Executive Officer)

/s/ Peter S. Garcia
Peter S. Garcia
Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Steffen Pietzke
Steffen Pietzke
Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX
Exhibit Number	Exhibit Title

3.1	Restated Certificate of Incorporation effective March 23, 1993 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed March 31, 1993)

3.2	Certificate of Amendment of Certificate of Incorporation effective August 21, 2001 (incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K filed March 14, 2002)

3.3	Certificate of Amendment of Certificate of Incorporation effective January 9, 2006 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed January 10, 2006)

3.4	Certificate of Designation, Preferences and Rights of the Terms effective August 25, 2006 (incorporated by reference to Exhibit 3.4 to Registration Statement on Form 8-A filed September 6, 2006)

3.5	Third Amended and Restated Bylaws effective December 4, 2014 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed December 9, 2014)

3.6	Certificate of Amendment of Restated Certificate of Incorporation effective May 22, 2013 (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 filed June 21, 2013)

10.1*	Offer Letter between the Company and Dominique Monnet, dated August 31, 2017 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 11, 2017)

10.2*#	Confidential Separation Agreement and Release of All Claims between Danny Hart and the Company, dated as of October 23, 2017.

10.3*
Form of Nonstatutory Inducement Stock Option Grant Notice and Nonstatutory Inducement Stock Option Agreement between PDL BioPharma, Inc. and Dominique Monnet. (incorporated by reference to Exhibit 99.1 to Form S-8 Registration Statement filed September 12, 2017).

10.4*
Form of Inducement Restricted Stock Grant Notice and Inducement Restricted Stock Agreement between PDL BioPharma, Inc. and Dominique Monnet (incorporated by reference to Exhibit 99.2 to Form S-8 Registration Statement filed September 12, 2017).

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