Form 10-K
period 2017-12-31
PDL BIOPHARMA, INC.
filed 2018-03-16
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer , a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of shares of common stock held by non-affiliates of the registrant, based on the closing sale price of a share of common stock on June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the Nasdaq Global Select Market, was $370,775,986.
As of March 13, 2018, the registrant had outstanding 153,812,256 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be delivered to stockholders with respect to the registrant’s 2018 Annual Meeting of Stockholders to be filed by the registrant with the U.S. Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

PDL BIOPHARMA, INC.

2017 Form 10-K Annual Report

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

ITEM 1.          BUSINESS

Overview

In this report all references to “PDL,” “we,” “us,” “our” or the “Company” mean collectively PDL BioPharma, Inc. and its subsidiaries, except where it is made clear that the term means only PDL BioPharma, Inc.

We seek to provide a significant return for our stockholders by acquiring and managing a portfolio of companies, products, royalty agreements and debt facilities in the biotechnology, pharmaceutical and medical device industries. In 2012, we began providing alternative sources of capital through royalty monetizations and debt facilities, and in 2016, we began acquiring commercial-stage products and launching specialized companies dedicated to the commercialization of these products. To date, we have consummated seventeen of such transactions, of which nine are active and outstanding. We have one debt transaction outstanding, representing deployed capital of $20.0 million: CareView Communications, Inc. (“CareView”); we have one hybrid royalty/debt transaction outstanding, representing deployed capital of $44.0 million: Wellstat Diagnostics, LLC (a/k/a Defined Diagnostic, LLC) (“Wellstat Diagnostics”); and we have five royalty transactions outstanding, representing deployed capital of $396.1 million: KYBELLA®, AcelRx Pharmaceuticals, Inc. (“AcelRx”), The Regents of the University of Michigan (“U-M”), Viscogliosi Brothers, LLC (“VB”) and Depomed, Inc. (and Depo DR Sub, LLC) (together, “Depomed”). Our equity and loan investments in Noden Pharma DAC, Inc. and Noden Pharma USA, Inc. (together, and including their respective subsidiaries, “Noden”) represent deployed capital of $179.0 million, and our converted equity and loan investment in LENSAR, Inc. (“LENSAR”) represents deployed capital of $40.0 million.

We operate in three segments designated as Income Generating Assets, Pharmaceutical and Medical Devices.

Our Income Generating Assets segment consists of revenue derived from (i) notes and other long-term receivables, (ii) royalty rights - at fair value, (iii) equity investments and (iv) royalties from issued patents in the United States and elsewhere, covering the humanization of antibodies, which we refer to as the Queen et al. patents. Our Pharmaceutical segment consists of revenue derived from branded prescription medicine products sold under the name Tekturna® and Tekturna HCT® in the United States, and Rasilez® and Rasilez HCT® in the rest of the world (collectively, the “Noden Products” or “Tekturna”) sales. Our Medical Devices segment consists of revenue derived from the LENSAR® Laser System sales. Prospectively, we expect to focus on the acquisition of additional pharmaceutical products and devices and expect to transact fewer royalty transactions and still fewer debt transactions. We anticipate that over time more of our revenues will come from our Pharmaceutical and Medical Devices segments and less of our revenues will come from our Income Generating Assets segment.

Financial information about our operations, including our revenues and net income for the years ended December 31, 2017, 2016 and 2015, and our total assets as of December 31, 2017 and 2016, is included in our consolidated financial statements and accompanying notes in Item 8, “Financial Statements and Supplementary Data.”

Pharmaceutical

In 2016 we began acquiring, and plan to continue to acquire, commercial-stage products and companies who own or are acquiring pharmaceutical products. Our objective with respect to these transactions is to maximize our portfolio’s total return by generating current income from product sales. We consummated our first transaction of this type with the acquisition of the Noden Products in July 2016.

Noden/Tekturna

On July 1, 2016, our subsidiary, Noden Pharma DAC, entered into an asset purchase agreement (“Noden Purchase Agreement”) whereby it purchased from Novartis Pharma AG (“Novartis”) the exclusive worldwide rights to manufacture, market, and sell the Noden Products and certain related assets and assumed certain related liabilities (the “Noden Transaction”). Upon the consummation of the Noden Transaction, a noncontrolling interest holder acquired 6% equity interests in Noden. We purchased the equity interest of the noncontrolling interest holder in May 2017.

Tekturna (or Rasilez outside the United States) contains aliskiren, a direct renin inhibitor, for the treatment of hypertension. While indicated as a first line treatment, it is more commonly used as a third line treatment in those patients who are intolerant of angiotensin converting enzyme inhibitors (“ACEIs”) and angiotensin II receptor blockers (“ARBs”). It is not indicated for use with ACEIs and ARBs in patients with diabetes or renal impairment. Tekturna HCT (or Rasilez HCT outside the United States) is a combination of aliskiren and hydrochlorothiazide, a diuretic, for the treatment of hypertension in patients not adequately controlled by monotherapy and as an initial therapy in patients likely to need multiple drugs to achieve their blood pressure goals. It is not indicated for use with ACEIs and ARBs in patient with diabetes or renal impairment and not for use in patients with known anuria or hypersensitivity to sulfonamide derived drugs. Studies indicate that approximately 12% of hypertension patients are ACEI/ARB inhibitor-intolerant. Tekturna/Rasilez and Tekturna/Rasilez HCT are contraindicated for use by pregnant women.

The agreement between Novartis and Noden provides for various transition periods for development and commercialization activities relating to the Noden Products. Initially, Novartis distributed the Noden Products on behalf of Noden worldwide and Noden received a profit transfer on such sales. In the United States, the duration of the profit transfer ran from July 1, 2016 through October 4, 2016. Outside the United States, the profit transfer is anticipated to end in the first quarter of 2018. On the transfer of the marketing authorization from Novartis to Noden in each country the profit transfer arrangement terminates. Generally, the profit transfer to Noden is defined as gross revenues less product cost and a low single digit percentage fee to Novartis. Prior to the transfer of the marketing authorization, revenue will be presented on a “net” basis; after the transfer of the marketing authorization, revenue will be presented on a “gross” basis, meaning product costs will be reported separately and there will be no fee to Novartis.

Because Novartis has not actively commercialized the Noden Products for a number of years, and sales of the Noden Products have been declining annually since that time, the ability of Noden to promote these Noden Products successfully and efficiently will determine whether revenues can be stabilized.

For details regarding the Noden transaction see Note 21 to the Consolidated Financial Statements included in Item 8.

Medical Devices

LENSAR

In December 2016, LENSAR filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code (the “Chapter 11 case”). With our support, LENSAR filed a Chapter 11 plan of reorganization under which LENSAR would issue 100% of its equity interests to us in exchange for the cancellation of our claims as a secured creditor in the Chapter 11 case. On May 11, 2017, pursuant to the plan of reorganization and the Chapter 11 plan of reorganization, most of LENSAR’s outstanding debt owed to us was converted to equity and LENSAR became our wholly-owned operating subsidiary.

LENSAR is a medical device company focused on the next generation femtosecond cataract laser technology for refractive cataract surgery. Cataract surgery is the highest volume surgical procedure performed worldwide with over 26.2 million surgeries performed in 2017. The LENSAR® Laser System offers cataract surgeons automation and customization for their astigmatism treatment planning and other essential steps of the refractive cataract surgery procedure with the highest levels of precision, accuracy, and efficiency. These features assist surgeons in managing their astigmatism treatment plans for optimal overall visual outcomes.

The LENSAR® Laser System has been approved by the FDA for anterior capsulotomy, lens fragmentation, corneal and arcuate incisions. The LENSAR Laser with Augmented Reality™ provides an accurate 3-D model of the relevant anatomical features of each patients anterior segment, allowing precise laser delivery and to enhance the surgical confidence in performing accurate corneal incisions, precise size, shape and location of free-floating capsulotomies, and efficient lens fragmentation for all grades. The LENSAR® Laser System - fs 3D (LLS-fs 3D) with Streamline™ includes the integration with various pre-op diagnostic devices, automated Iris Registration with automatic cyclorotation adjustment, IntelliAxis-C™ (corneal) and IntelliAxis-L™ (Lens) markers for simple alignment without errors associated with manually marking the eye, of Toric IOLs as well as treatment planning tools for precision guided laser treatments. The corneal incision–only mode, expanded remote diagnostics capabilities, additional pre-programmable preferences, thoughtful ergonomics, and up to 20 seconds faster laser treatment times with Streamline allow for seamless integration and maximum surgical efficiency.

For additional details regarding the LENSAR, the LENSAR transaction and the Chapter 11 case, see Note 21 to the Consolidated Financial Statements included in Item 8.

Income Generating Assets

We have pursued income generating assets when such assets can be acquired on terms that we believe allow us to increase return to our stockholders. The income generating assets typically consist of (i) notes and other long-term receivables, (ii) royalty rights and hybrid notes/royalty receivables, (iii) equity investments acquired in connection with note receivable transactions and (iv) royalties from issued patents in the United States and elsewhere. We focus our income generating asset acquisition strategy on commercial-stage therapies and medical devices having strong economic fundamentals. However, our acquired income generating assets will not, in the near term, replace completely the revenues we generated from our license agreements related to our Queen et al. patents. In the second quarter of 2016, our revenues materially decreased after we stopped receiving payments from certain Queen et al. patent licenses and legal settlements, which accounted for 11%, 68% and 82% of our 2017, 2016 and 2015 revenues.

Notes and Other Long-Term Receivables

We have entered into credit agreements with borrowers across the healthcare industry, under which we make available cash loans to be used by the borrower. Obligations under these credit agreements are typically secured by a pledge of substantially all the assets of the borrower and any of its subsidiaries. While we currently maintain this portfolio of notes receivable, our intention is to pursue fewer of these transactions, and focus on acquiring additional specialty pharmaceutical products or companies. At December 31, 2017, we had a total of two notes receivable transactions outstanding, CareView and Wellstat Dignostics. The investments outstanding at December 31, 2017 are summarized below:

•CareView

Deal Summary

In July 2015, we entered into a credit agreement with CareView, under which we made available to CareView up to $40.0 million in two tranches of $20.0 million each. Under the terms of the credit agreement, each tranche has a five-year maturity and outstanding borrowings under the credit agreement will bear interest at the rate of 13.5% per annum and are payable quarterly in arrears. Principal repayment were to commence on the ninth quarterly interest payment date of each tranche of loans. The principal amount outstanding at commencement of repayment was required to be repaid in equal installments until final maturity of the loans. In addition, we have a security interest in substantially all of CareView’s assets.

In October 2015, we funded the first tranche of $20.0 million, net of fees. The second $20.0 million tranche was based on a milestone that was not achieved, and there is no additional funding obligation due from us.

In February 2018, we entered into a modification agreement with CareView whereby we agreed, effective as of December 28, 2017, to modify the credit agreement before remedies could otherwise have become available to us under the credit agreement in relation to certain obligations of CareView that would potentially not be met, including the requirement to make principal payments. Under the modification agreement we agreed that (i) a lower liquidity covenant would be applicable and (ii) principal repayment would be delayed for a period of up to December 31, 2018. In exchange for agreeing to these modifications, among other things, the exercise price of our warrants to purchase 4.4 million shares of common stock of CareView was reduced and, subject to the occurrence of certain events, CareView agreed to grant us additional equity interests.

Technology

CareView is a provider of products and on-demand application services for the healthcare industry by specializing in bedside video monitoring, archiving and patient care documentation systems and patient entertainment services.

•	Wellstat Diagnostics

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

During 2015, 2016 and 2017, we, Wellstat Diagnostics, and Samuel J. Wohlstadter, Nadine H. Wohlstadter, Duck Farm, Inc., Hebron Valley Farms, Inc., HVF, Inc., Hyperion Catalysis EU Limited, Hyperion, NHW, LLC, Wellstat AVT Investment, LLC, Wellstat Biocatalysis, LLC, Wellstat Biologics Corporation, Wellstat Diagnostics, Wellstat Immunotherapeutics, LLC, Wellstat Management Company, LLC, Wellstat Ophthalmics Corporation, Wellstat Therapeutics Corporation, Wellstat Therapeutics EU Limited, Wellstat Vaccines, LLC and SJW Properties, Inc., the guarantors of Wellstat Diagnostics’ obligations to us (collectively, the “Wellstat Diagnostics Guarantors”) were involved in a series of legal actions. A further discussion of the Wellstat litigation is included in Note 23, “Legal Proceedings” in Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

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

At December 31, 2017, we had a total of five royalty rights transactions outstanding, which are summarized below in chronological order:

•	Depomed

Deal Summary

In October 2013, we entered into a Royalty Purchase and Sale Agreement (the “Depomed Royalty Agreement”) with Depomed, whereby we acquired the rights to receive royalties and milestones payable on sales of five Type 2 diabetes products licensed by Depomed in exchange for a $240.5 million cash payment.

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

Technology

The rights acquired include Depomed’s royalty and milestone payments accruing from and after October 1, 2013: (a) from Valeant Pharmaceuticals International, Inc. (“Valeant”) with respect to sales of Glumetza® (metformin HCL extended-release tablets) in the United States; (b) from Merck & Co., Inc. with respect to sales of Janumet XR® (sitagliptin and metformin HCL extended-release); (c) from Janssen Pharmaceuticals N.V. (“Janssen Pharmaceuticals”) with respect to potential future development milestones and sales of its fixed-dose combination of Invokana® (canagliflozin, a sodium glucose co-transorter 2 (SGLT2) inhibitor) and extended-release metformin tablets, marketed as Invokamet XR®; (d) from Boehringer Ingelheim GmbH (“Boehringer Ingelheim”) with respect to potential development milestones and sales of the fixed-dose combinations of drugs and extended-release metformin subject to Depomed’s license agreement with Boehringer Ingelheim including its recently approved products, Jentadueto XR® and Synjardy XR®; and (e) from LG Life Sciences and Valeant for sales of extended-release metformin in Korea and Canada, respectively.

On May 31, 2016, Boehringer Ingelheim and Eli Lilly & Company announced that the FDA approved Jentadueto XR (a fixed dose combination of Linagliptin, a dipeptidyl peptidase-4 inhibitor and extended-release metformin tablets) for the treatment of type 2 diabetes in adults, which will be marketed by both companies. This approval triggered the payment of a milestone to us of $6.0 million. On September 21, 2016, Janssen Pharmaceuticals announced that the FDA approved Invokamet XR for the treatment of type 2 diabetes in adults. This approval triggered the payment of a milestone to us of $5.0 million. On December 12, 2016, Boehringer Ingelheim and Eli Lilly announced that the FDA approved Synjardy® XR (a fixed dose combination of Empagliflozin, a sodium-glucose co-transporter 2 inhibitor, and extended-release metformin tablets) for the treatment of type 2 diabetes in adults, which will be marketed by both companies. This approval triggered the payment of a milestone to us of $6.0 million. In 2017, we started to receive royalties on the net sales of these three newly approved products.

In February and August of 2016, a total of three generic equivalents to Glumetza were approved to enter the market. In February 2016, Lupin Pharmaceuticals, Inc. and in August 2017, Teva Pharmaceutical Industries Ltd., launched a generic equivalent approved product. To date, the third generic equivalent to Glumetza has not launched.

In May 2017, we received notification that a subsidiary of Valeant had launched an authorized generic equivalent product in February 2017, and we received royalties on such authorized generic equivalent product under the same terms as the branded Glumetza product, retroactive to February 2017.

•	Viscogliosi Brothers

Deal Summary

In June 2014, we entered into a Royalty Purchase and Sale Agreement (the “VB Royalty Agreement”) with VB, whereby we acquired the right to receive royalties on net sales of a spinal implant that had received pre-market approval from the FDA held by VB and commercialized by Paradigm Spine, LLC (“Paradigm Spine”) in exchange for a $15.5 million cash payment. The royalty rights acquired includes royalties accruing from and after April 1, 2014. We receive all royalty payments due to VB pursuant to certain technology transfer agreements between VB and Paradigm Spine until we have received payments equal to 2.3 times the cash payment it made to VB, after which all payment rights will be returned to VB. VB may repurchase the royalty right at any time on or before June 26, 2018, for a specified amount. The chief executive officer of Paradigm Spine is one of the owners of VB. The Paradigm Spine Credit Agreement, entered into on February 14, 2014 between us and Paradigm Spine (the “Paradigm Spine Credit Agreement”), and the VB Royalty Agreement were negotiated separately.

Technology

The coflex® Interlaminar technology is an Interlaminar Stabilization® device indicated for use in one or two level lumbar stenosis from L1-L5 in skeletally mature patients with at least moderate impairment in function.

•	University of Michigan

Deal Summary

In November 2014, we acquired a portion of U-M’s worldwide royalty interest in Cerdelga™ (eliglustat) for $65.6 million pursuant to the Royalty Purchase and Sale Agreement with U-M (the “U-M Royalty Agreement”). Under the terms of the U-M Royalty Agreement, we will receive 75% of all royalty payments due under U-M’s license agreement with Genzyme Corporation, a Sanofi company (“Genzyme”) until expiration of the licensed patents, excluding any patent term extension. The royalty rate used to calculate the royalties to be paid by Genzyme to U-M was not disclosed by the parties.

Technology

Cerdelga, an oral therapy for adult patients with Gaucher disease type 1, was developed by Genzyme. Cerdelga was approved in the United States in August 2014, in the European Union in January 2015 and in Japan in March 2015.

•	AcelRx

Deal Summary

In September 2015, we entered into a royalty interest assignment agreement (the “AcelRx Royalty Agreement”) with ARPI LLC, a wholly owned subsidiary of AcelRx, whereby we acquired a portion of the royalties on expected sales of Zalviso™ (sufentanil sublingual tablet system) in the European Union, Switzerland and Australia by AcelRx’s commercial partner, Grünenthal. Under the terms of the agreement, we paid AcelRx $65.0 million, and in exchange, we will receive 75% of the royalties AcelRx receives from Grünenthal as well as 80% of the first four commercial milestone payments, until the earlier of occur of (i) receipt by us of payments equal to three times the cash payments made to AcelRx and (ii) the expiration of the licensed patents. We believe that the applicable patents run until January 2032. Zalviso received marketing approval by the European Commission in September 2015. Grünenthal launched Zalviso in the second quarter of 2016 and we started to receive royalties in the third quarter of 2016.

Technology

Zalviso is a combination drug and device product which, using a patient controlled dispenser, delivers a sub-lingual formulation of sufentanil, an opioid with a high therapeutic index. Zalviso is approved in the European Union.

•	KYBELLA

Deal Summary

In July 2016, we entered into a royalty purchase and sales agreement with an individual, whereby we acquired the individual’s rights to receive certain royalties on sales of KYBELLA by Allergan, Plc (“Allergan”) in exchange for a $9.5 million cash payment and up to $1.0 million in future milestone payments based upon achieving specified product sales targets. We started to receive royalty payments during the third quarter of 2016.

Technology

KYBELLA is an FDA approved injectable treatment for adults with moderate-to-severe fat below the chin, known as submental fat. KYBELLA contains deoxycholic acid which destroys fat cells, and allows for a safer and less invasive alternative to surgical procedures.

Equity Investments

In connection with credit and royalty agreements, from time to time we may make equity investments in healthcare companies. Our investment objective with respect to potential equity investments is to maximize our portfolio total return by generating current income from capital appreciation, and our primary business objectives are to increase our net income, net operating income and asset value by investing in companies with the potential for equity appreciation and realized gains.

Royalties from Queen et al. patents

While the Queen et al. patents have expired and the resulting royalty revenue has dropped substantially since the first quarter of 2016, we continue to receive royalty revenue from one product under the Queen et al. patent licenses, Tysabri®, as a result of sales of the product that was manufactured prior to patent expiry. In November 2017, we were notified by Biogen Inc. (“Biogen”) that product supply for Tysabri® that was manufactured prior to patent expiry, and for which we would receive royalties on, had been extinguished in the United States and was rapidly being reduced in other countries. As a result, we anticipate royalties from product sales of Tysabri to be substantially lower in 2018 and are expected to cease after the first quarter of 2019.

Intellectual Property

Patents

Tekturna is protected by multiple patents worldwide, which specifically cover the composition of matter, the pharmaceutical formulations and methods of production. In the United States, the FDA Orange Book lists one patent, U.S. patent No. 5,559,111 (the “’111 Patent”), which covers compositions of matter comprising aliskiren. The ‘111 Patent expires on January 21, 2019, which was previously extended through a pediatric extension. In addition, the FDA Orange Book for Tekturna lists U.S. Patent No. 8,617,595, which covers certain compositions comprising aliskiren, together with other formulation components, and will expire on February 19, 2026. The FDA Orange Book for Tekturna HCT lists U.S. patent No. 8,618,172, which covers certain compositions comprising aliskiren, together with other formulation components, and will expire on July 13, 2028. In Europe, European patent No. 678 503B (the “’503B Patent”) expired in 2015. However, numerous SPCs have been granted which are based on the ‘503B Patent and which will provide for extended protection. These SPCs generally expire in April of 2020.

LENSAR has developed the LENSAR® Laser System (the “LENSAR Technology”). The LENSAR Technology is the only femtosecond cataract laser built specifically for refractive cataract surgery. The LENSAR Technology is protected by over 60 patents in the United States and rest of the world and over 45 pending patents in the United States and rest of the world.

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

Licensing Agreements

We previously entered into licensing agreements under our Queen et al. patents with numerous entities that are independently developing or have developed humanized antibodies. Although the Queen et al. patents and related rights have expired, we are entitled under our license agreements to continue to receive royalties in certain instances based on net sales of products that were made prior to but sold after patent expiry. In addition, we are entitled to royalties based on know-how provided to a licensee. In general, these agreements cover antibodies targeting antigens specified in the license agreements. Under our licensing agreements, we are entitled to receive a flat-rate royalty based upon our licensees’ net sales of covered antibodies.

Our total revenues from licensees under our Queen et al. patents were $36.4 million, $166.2 million and $485.2 million, net of rebates and foreign exchange hedge adjustments, for the years ended December 31, 2017, 2016 and 2015, respectively.

Licensing Agreements for Marketed Products

In the year ended December 31, 2017, we received royalties on sales of Tysabri from Biogen, and in the year ended December 31, 2016, we also received royalties on sales of the six humanized antibody products listed below from Genentech, Inc. (“Genentech”).

Licensee	Product Names
Genentech	Avastin®
Herceptin®
Xolair®
Lucentis®
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

In November 2017, we were notified by Biogen that product supply that was manufactured prior to patent expiry, and for which we would receive royalties on, had been extinguished in the United States and was rapidly being reduced in other countries. This will result in a reduction in royalties from product sales of Tysabri, and we expect royalties to be substantially lower in 2018 and are expected to cease in the first quarter of 2019.

Major Customers

Our revenues consist predominantly of product revenue, royalties and the changes in fair value of our royalty right assets. In 2017, 2016 and 2015, Genentech accounted for zero, 43%, and 70% of our revenues, respectively, and Biogen accounted for 11%, 24% and 9% of our revenues, respectively. Although the last of our Queen et al. patents expired in December 2014, the royalty payments extended beyond the patent expiration based on the terms of our licenses and our legal settlements. In the second quarter of 2016, our revenues materially decreased after we stopped receiving payments from certain Queen et al. patent licenses, which accounted for 11%, 68% and 82% of our 2017, 2016 and 2015 revenues.

Beginning in the fourth quarter of 2016, we started to generate revenue from product sales to three major wholesalers in the United States. As of December 31, 2017, these three wholesalers accounted for 4.3%, 3.2% and 4.8%, respectively, of our total net sales in fiscal year 2017, and as of December 31, 2016, these three wholesalers accounted for 1.6%, 1.9% and 1.6%, respectively, of our total net sales in fiscal year 2016.

Competition

Pharmaceutical Segment

The pharmaceutical industry is characterized by intense competition and rapid innovation. Our Pharmaceutical segment currently consists of the Noden Products. The Noden Products are direct renin inhibitors approved for the treatment of hypertension. They compete against a number of classes of treatments including changes in diet, thiazide diuretics, ACEIs, ARBs, calcium channel blockers, cardioselective beta blockers, alpha blockers, direct vasodilators and centrally acting agents. With the exception of diet, there are numerous drugs within each of the classes enumerated above, most of which have generic versions that are less expensive than Tekturna and Tekturna HCT. Physicians may also treat hypertension patients by combining one or more of the enumerated classes of treatments. Diet, thiazide diuretics, ACEIs, ARBs and calcium channel blockers are most commonly used as first line treatments for hypertension and dominate the market, in part, because of the availability of low cost generics in each category. Renin inhibitors, such as Tekturna and Tekturna HCT which are the only approved direct renin inhibitors, and beta blockers are used thereafter followed by direct vasodilators, central acting agents and alpha blockers. Tekturna and Tekturna HCT are generally perceived as alternatives for patients who do not respond to, or are intolerant of, the first line therapies. In the United States, there are approximately six thiazide diuretics, eleven ACEIs, eight ARBs and thirty-five calcium channel blockers, in each case, a number of which have one or more generic versions. There are approximately ten cardioselective beta blockers in the United States, a number of which have one or more generic versions.

Medical Device Segment

The LENSAR Laser System is a femtosecond cataract lasers for refractive cataract surgery. Cataract surgery is the highest volume surgical procedure globally, with 26.2 million cataract surgeries estimated to have been performed in 2017.  The market penetration of femtosecond cataract lasers with approximately 9.5% of total procedures in the United States, while approximately 2.4% of the total cataract surgeries performed globally. We believe femtosecond cataract laser procedures are expected to grow approximately 15% annually through 2021.

Income Generating Assets

The acquisition of royalty revenues or other income generating assets in the healthcare industry is a highly competitive area in which other companies, financial institutions and private funds compete for assets of interest to us.

Governmental Regulation

The research and development, manufacturing and marketing of pharmaceutical and medical device products are subject to regulation by numerous governmental authorities in the United States and other countries. We and our licensees, borrowers and royalty-agreement counterparties, depending on specific activities performed, are subject to these regulations. In the United States, pharmaceuticals and medical devices are subject to regulation by both federal and various state authorities, including the FDA. The Federal Food, Drug and Cosmetic Act (“FFDCA”) governs the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of pharmaceutical and medical device products, and with respect to biologics, compliance with the Public Health Service Act is also required. There are also comparable laws and regulations that apply at the state level and in other countries as well. For both currently marketed and products in development, failure to comply with applicable regulatory requirements can, among other things, result in delays, the suspension of regulatory approvals, as well as possible civil and criminal sanctions.

Regulation of Pharmaceuticals in the United States

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;

•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;

•
performance of adequate and well-controlled human clinical trials in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the proposed drug product for each indication;

•	submission to the FDA of an NDA;

•	satisfactory completion of an FDA advisory committee review, if applicable;

•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.

Preclinical Studies

Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Some preclinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their www.clinicaltrials.gov website.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

•
Phase 1: The drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.

•
Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•
Phase 3: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has 60 days to make a “filing” decision.

In addition, under the Pediatric Research Equity Act of 2003, or PREA, as amended and reauthorized, certain NDAs or supplements to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. The FDA also may require submission of a risk evaluation and mitigation strategy, or REMS, plan to ensure that the benefits of the drug outweigh its risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP requirements. After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Special FDA Expedited Review and Approval Programs

The FDA has various programs, including fast track designation, accelerated approval, priority review, and breakthrough therapy designation, which are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. The FDA may review sections of the NDA for a fast track product on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA. The FDA may give a priority review designation to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Under the new PDUFA agreement, these six and ten month review periods are measured from the “filing” date rather than the receipt date for NDAs for new molecular entities, which typically adds 60 days to the timeline for review and decision from the date of submission. Most products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review.

In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug may be subject to accelerated withdrawal procedures.

Moreover, under the provisions of the Food and Drug Administration Safety and Innovation Act, or FDASIA, passed in July 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for accelerated approval. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing, annual user fee requirements.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

Medical Devices Regulation in the United States

Under the FFDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Class I devices are those for which safety and effectiveness can be assured by adherence to FDA’s general controls for medical devices, which include compliance with the applicable portions of the FDA’s Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below. Class II devices are subject to FDA’s general controls, and any other special controls as deemed necessary by FDA to ensure the safety and effectiveness of the device. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification procedure, unless exempt. A Class III product is a product which has a new intended use or uses advanced technology that is not substantially equivalent to that of a legally marketed device. The safety and effectiveness of Class III devices cannot be assured solely by the General Controls and the other requirements described above. These devices almost always require formal clinical studies to demonstrate safety and effectiveness. Our current medical device products are classified Class II medical devices.

When a 510(k) is required, the manufacturer must submit to the FDA a premarket notification submission demonstrating that the device is “substantially equivalent” to either: a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, and for which the FDA has not yet called for the submission of pre-market approval applications, or PMAs, or is a device that has been reclassified from Class III to either Class II or I.

If the FDA agrees that the device is substantially equivalent to a predicate device, it will grant clearance to commercially market the device in the U.S. The FDA’s 510(k) clearance process usually takes from three to twelve months from the date the application is submitted and filed with the FDA, but may take significantly longer and clearance is never assured. Although many 510(k) pre-market notifications are cleared without clinical data, in some cases, the U.S. Food and Drug Administration requires significant clinical data to support substantial equivalence. In reviewing a pre-market notification, the FDA may request additional information, including clinical data, which may significantly prolong the review process. If the FDA determines that the device, or its intended use, is not “substantially equivalent,” the FDA may deny the request for clearance. After a device receives 510(k) clearance, any subsequent modification of the device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or could require pre-market approval. The FDA requires each manufacturer to make this determination initially, but the FDA may review any such decision and may disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA may require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or pre-market approval is obtained. We have modified aspects of some of our devices since receiving regulatory clearance and we have made the determination that new 510(k) clearances or pre-market approvals were not required.

Although unlikely for the types of medical devices marketed by us, the FDA may classify the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill more rigorous pre-market approval (“PMA”) requirements. A PMA application, which is intended to demonstrate that a device is safe and effective, must be supported by extensive data, including extensive technical and manufacturing data and data from preclinical studies and human clinical trials. After a PMA application is submitted and filed, the FDA begins an in-depth review of the submitted information, which typically takes between one and three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA will usually be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with the QSR, which impose elaborate design development, testing, control, documentation and other quality assurance procedures in the design and manufacturing process. The FDA may approve a PMA application with post-approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution and collection of long-term follow-up data from patients in the clinical study that supported approval. Failure to comply with the conditions of approval can result in materially adverse enforcement action, including the loss or withdrawal of the approval. New PMA applications or PMA supplements are required for significant modifications to the manufacturing process, labeling of the product and design of a device that is approved through the PMA process. PMA supplements often require submission of the same type of information as an original PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA, and may not require as extensive clinical data or the convening of an advisory panel.

A clinical trial is typically required to support a PMA application and is sometimes required for a 510(k) pre-market notification. Clinical trials generally require submission of an application for an Investigational Device Exemption, or IDE, to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the investigational protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA as well as the appropriate institutional review boards at the clinical trial sites, and the informed consent of the patients participating in the clinical trial is obtained. After a trial begins, the FDA may place it on hold or terminate it if, among other reasons, it concludes that the clinical subjects are exposed to an unacceptable health risk. Any trials we conduct must be conducted in accordance with FDA regulations as well as other federal regulations and state laws concerning human subject protection and privacy.

In addition, after a device is placed on the market, numerous FDA and other regulatory requirements continue to apply. These include establishment registration and device listing with the FDA; compliance with medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and compliance with corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FFDCA that may present a risk to health. The FDA and the Federal Trade Commission (“FTC”) also regulate the advertising and promotion of our products to ensure that the claims we make are consistent with our regulatory clearances, that there is scientific data to substantiate the claims and that our advertising is neither false nor misleading. In general, we may not promote or advertise our products for uses not within the scope of our intended use statement in our clearances or make unsupported safety and effectiveness claims. Many regulatory jurisdictions outside of the U.S. have similar regulations to which we are subject.

Foreign Regulation of Drugs and Medical Devices

In order for us to market our products in countries outside the United States, we must obtain regulatory approvals and comply with extensive product and quality system regulations in other countries. These regulations, including the requirements for approvals or clearance and the time required for regulatory review, vary from country to country. Some countries have regulatory review processes which are substantially longer than U.S. processes. Failure to obtain regulatory authorizations or approvals in a timely manner and to meet all local requirements including language and specific safety standards in any foreign country in which we plan to market our products could prevent us from marketing products in such countries or subject us to sanctions and fines.

Foreign Regulation of Drugs

In order to market drug products in the European Economic Area, or EEA (which is comprised of the 28 Member States of the EU plus Norway, Iceland and Liechtenstein), and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations:

•
The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the European Medicines Agency, or EMA, and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

•
National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure.

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

In the EEA, marketing authorization applications for new medicinal products not authorized have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the marketing authorization is obtained in all Member States of the European Union and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension.

Foreign Regulation of Medical Devices

Commercialization of medical devices in Europe is regulated by the European Union (“EU”). The EU presently requires that all medical products bear the Conformité Européenne (“CE”) mark, for compliance with the Medical Device Directive (93/42/EEC) as amended. The CE mark is an international symbol of adherence to certain essential principles of safety and performance mandated in applicable European medical device directives, which once affixed, enables a product to be sold in member countries of the EU and those affiliated countries which accept the CE mark. The CE mark is also recognized in many countries outside of the EU, such as Australia, and can assist in the clearance process. In order to affix the CE mark on products, a recognized European Notified Body must certify a manufacturer’s quality system and design dossier for compliance with international and European requirements. To maintain authorization to apply the CE mark, we are subject to annual surveillance audits and periodic re-certification audits. In September 2013, the European Commission adopted a recommendation indicating that all Notified Bodies, including Presafe, should carry out unannounced audits, at least once every third year, of the manufacturers whose medical devices they have certified. These unannounced audits can also extend to the manufacturer’s critical suppliers or sub-contractors (those that supply a critical input or perform a critical function for the manufacturer).

Federal, State and Foreign Fraud and Abuse and Physician Payment Transparency Laws
We are also subject to federal and state healthcare laws and regulations pertaining to fraud and abuse, physician payment transparency, privacy, and security laws and regulations. These laws include: without limitation, foreign, federal, and state anti-kickback and false claims laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers. The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any good, facility, item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value, including stock, stock options, and the compensation derived through ownership interests.

Recognizing that the federal Anti-Kickback Statute is broad and may prohibit many innocuous or beneficial arrangements within the healthcare industry, the DHHS issued regulations in July 1991, which the Department has referred to as “safe harbors.” These safe harbor regulations set forth certain provisions which, if met in form and substance, will assure medical device manufacturers, healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Statute. Additional safe harbor provisions providing similar protections have been published intermittently since 1991. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the federal Anti-Kickback Statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Moreover, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (described below).

Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $74,792 for each violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations can also result in criminal penalties, including criminal fines of up to $100,000 and imprisonment of up to ten years. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid. Liability under the federal Anti-Kickback Statute may also arise because of the intentions or actions of the parties with whom we do business. Conduct and business arrangements that do not fully satisfy one of these safe harbor provisions may result in increased scrutiny by government enforcement authorities. The majority of states also have anti-kickback laws which establish similar prohibitions and in some cases may apply more broadly to items or services covered by any third-party payor, including commercial insurers and self-pay patients.
The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The federal civil False Claims Act also applies to false submissions that cause the government to be paid less than the amount to which it is entitled, such as a rebate. Intent to deceive is not required to establish liability under the civil federal civil False Claims Act.
In addition, private parties may initiate “qui tam” whistleblower lawsuits against any person or entity under the federal civil False Claims Act in the name of the government and share in the proceeds of the lawsuit. Penalties for federal civil False Claim Act violations include fines for each false claim, plus up to three times the amount of damages sustained by the federal government and, most critically, may provide the basis for exclusion from the federally funded healthcare program. On May 20, 2009, the Fraud Enforcement Recovery Act of 2009, or FERA, was enacted, which modifies and clarifies certain provisions of the federal civil False Claims Act. In part, the FERA amends the federal civil False Claims Act such that penalties may now apply to any person, including an organization that does not contract directly with the government, who knowingly makes, uses or causes to be made or used, a false record or statement material to a false or fraudulent claim paid in part by the federal government. The government may further prosecute conduct constituting a false claim under the federal criminal False Claims Act. The criminal False Claims Act prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious or fraudulent and, unlike the federal civil False Claims Act, requires proof of intent to submit a false claim. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties ranging from

$11,181 to $22,363 for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs.
The federal Civil Monetary Penalty Act of 1981 imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent, or offering or transferring remuneration to a federal healthcare beneficiary’s that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA also created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
Many foreign countries have similar laws relating to healthcare fraud and abuse. Foreign laws and regulations may vary greatly from country to country. For example, the advertising and promotion of our products is subject to EU Directives concerning misleading and comparative advertising and unfair commercial practices, as well as other EEA Member State legislation governing the advertising and promotion of medical devices. These laws may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals. Also, many US states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs.
Additionally, there has been a recent trend of increased foreign, federal, and state regulation of payments and transfers of value provided to healthcare professionals or entities. The federal Physician Payments Sunshine Act imposes annual reporting requirements on certain drug, biologics, medical supplies and device manufacturers for which payment is available under Medicare, Medicaid or CHIP for payments and other transfers of value provided by them, directly or indirectly, to physicians (including physician family members) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interest may result in civil monetary penalties of $11, 052 per failure up to an aggregate of $165,786 per year (or up to an aggregate of $1.105 million per yea for “knowing failures”).. Manufacturers mustsubmit reports by the 90th day of each calendar year. Certain foreign countries and US states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and require tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities.

Coverage and reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products or the products for which we receive royalty revenue unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost. Sales of any products therefore depend, in part, on the availability of coverage and adequate reimbursement from third-party payors. Third-party payors include government authorities, managed care plans, private health insurers and other organizations.

The process for determining whether a third-party payor will provide coverage for a pharmaceutical or device product typically is separate from the process for setting the price of such product or for establishing the reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication. A decision by a third-party payor not to cover our products could reduce physician utilization of our products and have a material adverse effect on our sales, results of operations and financial condition. Moreover, a third-party payor’s decision to provide coverage for a pharmaceutical or device product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate.

The reimbursement to the facility from third-party payors is intended to cover the overall cost of treatment, including the cost of our devices used during the procedure as well as the overhead cost associated with the facility where the procedure is performed. We do not directly bill any third-party payors; instead, we receive payment from the hospital or other facility that uses our devices. Failure by physicians, hospitals, and other users of our devices to obtain sufficient coverage and reimbursement from healthcare payors for procedures in which our devices are used, or adverse changes in government and private third-party payors’ policies could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

In addition, there are periodic changes to reimbursement. Third-party payors regularly update reimbursement amounts and also from time to time revise the methodologies used to determine reimbursement amounts. This includes annual updates to payments to physicians, hospitals and other facilities for procedures during which our devices are used. Because the cost of our devices generally is recovered by the healthcare provider as part of the payment for performing a procedure and not separately reimbursed, these updates could directly impact the demand for our devices. An example of such payment updates is the Medicare program’s updates to hospital and physician payments, which are done on an annual basis using a prescribed statutory formula. In the past, with respect to reimbursement for physician services under the Medicare Physician Fee Schedule, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions.

The containment of healthcare costs is a priority of federal, state and foreign governments, and the prices of pharmaceutical or device products have been a focus in this effort. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost-effectiveness of pharmaceutical products, medical devices and medical services, in addition to questioning safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit.

Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. Current and future legislative proposals to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for the procedures associated with the use of our products. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our products.

The implementation of the Affordable Care Act, (the “ACA”), in the United States, for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. The ACA imposed, among other things, a 2.3% federal excise tax, with limited exceptions, on any entity that manufactures or imports Class I, II and III medical devices offered for sale in the United States that began on January 1, 2013. Through a series of legislative amendments, the tax was suspended for 2016 through 2019. Absent further legislative action, the device excise tax will be reinstated on medical device sales starting January 1, 2020. The ACA also provided incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Additionally, the ACA has expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. We do not yet know the full impact that the ACA will have on our business.

There have been judicial and Congressional challenges to certain aspects of the ACA, and we expect additional challenges and amendments in the future. Moreover, the Trump Administration and the U.S. Congress may take further action regarding the ACA, including, but not limited to, repeal or replacement.

Moreover, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

We expect additional state and federal healthcare reform measures to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

In addition, changes in existing regulations could have a material adverse effect on us or our licensees, borrowers or royalty-agreement counterparties. For a discussion of the risks associated with government regulations, see Item 1A, “Risk Factors.”

Manufacturing

Noden Products

Through our Noden subsidiary, we currently contract with one third party for manufacturing of the Noden Products. This arrangement is covered by a foreign long-term supply agreement in effect through November 2020. To date, our third-party manufacturer has met our manufacturing requirements. Although to date we have not experienced interruptions in supplies, we cannot assure that we will continue to receive uninterrupted or adequate supplies of such products. We expect that the third-party manufacturer is capable of providing sufficient quantities of the Noden Products to meet anticipated demands. Our foreign long-term supply agreement is subject to, among other risks, FDA approval, governmental clearances, export duties, political instability, and restrictions on the transfers of funds.

Any inability to obtain supply of the Noden Products on a timely basis, or any significant delay in packaging bulk products, or any significant delay in packaging bulk products, or any significant price increases not passed on to customers, could have a material adverse effect on our business, results of operations and financial condition.

LENSAR

Through our LENSAR subsidiary, we currently manufacture our LENSAR® Laser System at a facility in Orlando, Florida.

In June 2016, LENSAR and Coherent, Inc. entered into an Original Equipment Manufacturer agreement pursuant to which Coherent, Inc. will manufacture and supply to LENSAR Staccato Lasers by December 31, 2018. The supply agreement commits LENSAR to a minimum purchase obligation of approximately $1.3 million over the next twelve months. LENSAR expects to meet this requirement.

We purchase both custom and off-the-shelf components from a small number of suppliers and subject them to stringent quality specifications and processes. Some of the components necessary for the assembly of the LENSAR® Laser System are currently provided to us by sole-sourced suppliers (the only recognized supply source available to us) or single-sourced suppliers (the only approved supply source for us among other sources). We purchase the majority of our components and major assemblies through purchase orders with limited long-term supply agreements and generally do not maintain large volumes of finished goods.

Our manufacturing processes are required to comply with the FDA’s cGMP requirements, which for medical devices, are contained in its QSR and associated regulations and guidance. The QSR covers, among other things, the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation, and servicing of all medical devices intended for human use. The QSR also requires maintenance of extensive records which demonstrate compliance with FDA regulation, the manufacturer’s own procedures, specifications, and testing as well as distribution and post-market experience. Compliance with the QSR is necessary to receive FDA clearance or approval to market new products and is necessary for a manufacturer to be able to continue to market cleared or approved product offerings in the United States. A company’s facilities, records, and manufacturing processes are subject to periodic scheduled or unscheduled inspections by the FDA, which may issue reports known as Forms FDA 483 or Notices of Inspectional Observations which list instances where the FDA inspector believes the manufacturer has failed to comply with applicable regulations and/or procedures. If the observations are sufficiently serious or the manufacturer fails to respond appropriately, the FDA may issue Warning Letters, or Untitled Letters, which are notices of potential enforcement actions against the manufacturer. If a Warning Letter or Untitled Letter is not addressed to the satisfaction of the FDA, or if the FDA becomes aware of any other serious issue with a manufacturer’s products or facilities, it could result in fines, injunctions, civil penalties, delays, suspension or withdrawal of clearances, seizures or recalls of products, operating restrictions, total shutdown of production facilities, prohibition on export or import and criminal prosecution. Such actions may have further indirect consequences for the manufacturer outside of the United States, and may adversely affect the reputation of the manufacturer and the product. In the United States, routine FDA inspections usually occur every two years, and may occur more often for cause.

To a greater or lesser extent, most other countries require some form of quality system and regulatory compliance, which may include periodic inspections, inspections by third party auditors, and specialized documentation. Failure to meet all the requirements of these countries could jeopardize our ability to import, market, support, and receive reimbursement for the use of our products in these countries.In addition to the above, we may seek to conduct clinical studies or trials in the U.S. or other countries on products that have not yet been cleared or approved for a particular indication. Products manufactured outside the United States by or for us are subject to U.S. Customs and FDA inspection upon entry into the United States. We must demonstrate compliance of such products to U.S. regulations and carefully document the eventual distribution or re-exportation of such products. Failure to comply with all applicable regulations could prevent us from having access to products or components critical to the manufacture of finished products and lead to shortages and delays.

Distribution

Noden Products

We entered into an arrangement with a third party logistic provider (“3PL”) who has commenced distribution of the Noden Products within the United States on our behalf. The Noden Products are sold directly to wholesalers from 3PL-owned distribution centers.

The pharmaceutical industry’s largest wholesale distributors, Amerisource Bergen, McKesson and Cardinal Health, accounted for 4.3%, 3.2% and 4.8%, respectively, of our total net sales in fiscal year 2017, and 1.6%, 1.9% and 1.6%, respectively, of our total net sales in fiscal year 2016

LENSAR

LENSAR markets and sells the LENSAR® Laser System to ophthalmic ambulatory surgical centers, specialty ophthalmic hospitals and multi-specialty hospitals in the United States through a direct sales force. Outside of the United States, LENSAR typically sells the LENSAR® Laser System through distributors, on a “sell-in” basis, that cover a variety of markets.

Employees

As of December 31, 2017, we had 14 full-time employees managing our intellectual property, our asset acquisitions, operations and other corporate activities as well as providing for certain essential reporting and management functions of a public company. In addition, we have 15 full-time employees at our operating subsidiary, Noden, who manage Noden’s business and operations, and 58 full-time employees at our operating subsidiary, LENSAR, who manage LENSAR’s business and operations. Geographically, 76 employees were based in the United States and 11 employees were based in Europe. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

We operate our business as three segments as defined by U.S. generally accepted accounting principles (“GAAP”). Our financial results for the years ended December 31, 2017, 2016 and 2015 are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

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

Our revenues through the first quarter of 2016 consisted almost entirely of royalties from licensees of our Queen et al. patents. Of this revenue from licensees of the Queen et al. patents accounted for 11%, 68% and 82% of our revenues for the years ended December 31, 2017, 2016 and 2015, respectively. Our license agreement with Genentech expired in the first quarter of 2016, and our other licensees, and efforts to identify and replace those sources of revenues in the future might not be successful. Failure to replace Queen et al. patent license revenues in an amount sufficient to continue our operations would have a material adverse effect on our business.

Prospectively, we expect to focus on the acquisition of additional products and except to transact fewer royalty transactions and still fewer debt transactions. We anticipate that over time more of our revenues will come from our Pharmaceutical and Medical Devices segments and less of our revenues will come from our Income Generating Assets segment. We do not expect that acquisitions assets under these segments will, in the near term, fully replace the revenues we have generated from our license agreements related to the Queen et al. patents. Specifically, after the first quarter of 2016, our revenues materially decreased after we stopped receiving significant payments from these Queen et al. patents license agreements and related legal settlements. Our continued success will become more dependent on the timing and our ability to acquire assets in our Pharmaceutical and Medical Devices segments to generate revenues going forward to support our business model. We may be unable to acquire or develop sufficient pharmaceutical products, medical devices and/or income generating assets for a number of reasons, including the fact that the acquisition of new products, royalty revenues or other income generating assets in the healthcare industry is a highly competitive area in which other companies, financial institutions and private funds compete for assets of interest to us. Those entities may have access to lower costs of capital, strategic opportunities or competitive advantages that may not be available to us. Other factors that may prevent us from acquiring additional pharmaceutical products, medical devices and/or favorable income generating assets include the following:

•	we may be unable to acquire additional pharmaceutical products, medical devices and/or income generating assets on terms that would allow us to make an appropriate level of return from the asset;

•	our products and asset investments may be less successful in the marketplace than may be necessary to generate an appropriate level of return from the asset; or

•	we may be forced to undertake more risk in obtaining the assets we pursue.

If we are unable to acquire additional pharmaceutical products, medical devices and/or suitable income generating assets our business may suffer and we may determine that a wind-down, sale, or liquidation is in the best interests of our stockholders.

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

Our investment in Noden is our first investment in support of commercial products rather than an investment in financial assets or royalties for income generation. Our returns from the investment in Noden are dependent upon the success of the acquired prescription pharmaceutical products sold under the brand names Tekturna, Tekturna HCT, Rasilez and Rasilez HCT and there can be no assurance that we will be able to successfully attain and maintain significant market acceptance of our products among physicians, patients, third party payors and others in the health care community. Further, our acquisition of 100% of the equity interests in LENSAR is our first acquisition in support of our Medical Device segment. Our revenues from our Medical Device segment consist entirely of sales of the LENSAR laser system. There can be no assurance that we will be able successfully develop and expand these systems on a commercial scale.

We are dependent upon Noden and its management team for sales in our Pharmaceutical segment, and LENSAR and its management team for sales in Medical Device segment, in each case in gaining and maintaining acceptance among physicians, third party payors, patients and others in the health care community for our products or devices.

Continued market acceptance of any approved product depends on a number of other factors, including:

•	the receipt of regulatory clearance of marketing claims for the uses that we may in the future develop;

•	the establishment and demonstration of the advantages and safety of our laser technology;

•	pricing and reimbursement policies of government and third party payers such as insurance companies, health maintenance organizations and other health plan administrators;

•	the effectiveness of sales and marketing efforts.

Noden has limited commercial experience and is undertaking the commercialization of the Noden Products with a new contract sales force in the United States and no current commercial infrastructure outside the United States. Our revenues from the investment in Noden depend on Noden’s ability to successfully transition the Noden Products to a new commercial team, the failure of which could have an adverse impact on our revenues, could lead to an impairment charge of our long-lived assets and could have an adverse impact on the value of our investment in Noden.

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

We do not have any operating manufacturing facilities for Noden Products at this time, and do not expect to independently manufacture our products or any future products under the Pharmaceutical segment. We currently rely on Novartis for a specified period of time to manufacture and package the Noden Products, and are required thereafter to identify and transition to third parties to scale-up, manufacture and supply the Noden Products. The facilities used by our contract manufacturers to manufacture our drug products must be approved by the FDA pursuant to the approved NDA and are subject to FDA inspection for our drug and medical devices. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as current good manufacturing practice, or cGMP, requirements for manufacture of our drug and device products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not authorize these facilities for the manufacture of our product candidates or if it withdraws any such authorization in the future, we may need to find alternative manufacturing facilities, which would significantly impact our business and results of operations.

Other risks arising from reliance on third party manufacturers include:

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

We have significantly restructured our business and revised our business plan, including entering into a new segment reporting structure. Our three industry segments designated as Income Generating Assets, Pharmaceutical and Medical Devices, and our restructured business plan, have been in effect for a limited period of time and there are no assurances that we will be able to successfully implement our business plan or successfully operate in our Pharmaceutical or Medical Devices segments.

From 2012 to 2016 we focused on acquiring income generating assets when such assets can be acquired on terms that we believe allow us to increase return to our stockholders. Currently and prospectively, we expect to focus on the acquisition of additional products and devices in our Pharmaceutical and Medical Device segments, respectively, and expect to transact fewer royalty transactions and debt transactions under our Income Generating Assets segment. We anticipate that over time more of our revenues will come from our Pharmaceutical and Medical Device segments and less of our revenues will come from our Income Generating Assets segment. Our strategy is based on a number of factors and assumptions, some of which are not within our control, such as the actions of third parties. There can be no assurance that we will be able to successfully execute all or any elements of our strategy, or that our ability to successfully execute our strategy will be unaffected by external factors. If we are unsuccessful in growing our product sales business or our medical device sales business as planned, our financial performance could be adversely affected.

Our current and future acquisitions of other material products, medical devices and/or income generating assets may not produce anticipated revenues, and if such transactions are secured by collateral, we may be, or may become, under-secured by the collateral or such collateral may lose value and we will not be able recuperate our capital expenditures in the acquisition.

We are engaged in a continual review of opportunities to acquire pharmaceutical products, medical devices and/or income generating assets, whether royalty-based or otherwise, or to acquire companies who own or are acquiring pharmaceutical products or medical devices, or that hold royalty or other income generating assets. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, technical, financial and other confidential information, submission of indications of interest and involvement as a bidder in competitive auctions or other processes for the acquisition of pharmaceutical products, devices and/or income generating assets. Many potential acquisition targets do not meet our criteria, and for those that do, we may face significant competition for these acquisitions from other financial investors and enterprises whose cost of capital may be lower than ours. Competition for future product, device or asset acquisition opportunities in our markets is competitive and we may be forced to increase the price we pay for such assets or face reduced potential acquisition opportunities. In addition, ten out of seventeen of our acquisitions to date have been or are dependent on, or secured by, single product revenue streams, which increases the risk of payments based on the competitive factors in the market as well as the pricing of the product. The success of our income generating asset acquisitions is based on our ability to make accurate assumptions regarding the valuation, timing and amount of payments, which is highly complex and uncertain, and the success of our equity investments and product and device acquisitions are based on our ability to accurately measure the anticipated commercial success, including regulatory approval and pricing, of our products or devices and our counterparties products or devices, which is difficult and subject to various competitive and market factors that may be outside of our control. For example, recently there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their commercial products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. We are unable to control the pricing strategies used by our counterparties, and if our counterparties fail to use appropriate pricing strategies, or receive negative reactions to their pricing strategies, it could negatively impact products from which our revenues would be derived. The failure of any of our acquisitions to produce anticipated revenues may materially and adversely affect our financial condition and results of operations.

Some of our income generating acquisitions expose us to credit risk in the event of default by the counterparty, and we expect the credit-based mix of assets in our portfolio to increase in the future. To mitigate this risk, on occasion, we may obtain a security interest as collateral in the assets of such counterparty. Our credit risk in respect of such counterparty may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount we are due pursuant to the terms of the particular income generating assets or products. This could occur in circumstances where the original collateral was not sufficient to cover a complete loss (e.g., our interests were only partially secured) or may result from the deterioration in value of the collateral, so that, in either such case, we are unable to recover our full capital outlay and any anticipated return. Additionally, we may face difficulty in collection efforts with respect to a credit agreement counterparty that is in default under a credit agreement with us. Such difficulties could lead to litigation or other legal procedures which may or may not be successful, and which will require significant financial and management resources to address. For example, we have been engaged in multiple legal proceedings with Wellstat Diagnostics and its affiliates related to their credit agreement default, which is described in more detail in Note 23, “Legal Proceedings” of this Annual Report. Any such losses resulting therefrom could materially and adversely affect our financial condition and results of operations.

We are exposed to the credit risk of some of our customers, which could result in material losses.

We believe customer financing through leasing is a consideration for some of our Medical Devices segment customers and have experienced an increase in demand for customer financing. We may experience loss from a customer’s failure to make payments according to the contractual lease terms. Our exposure to the credit risks relating to our lease financing arrangements may increase if our customers are adversely affected by changes in healthcare laws, coverage and reimbursement, economic pressures or uncertainty, or other customer-specific factors.

Although we have programs in place that are designed to monitor and mitigate the associated risk, there can be no assurance that such programs will be effective in reducing credit risks relating to these lease financing arrangements. If the level of credit losses we experience in the future exceed our expectations, such losses could have a material adverse effect on our financial condition or results of operations.

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

Many of our potential pharmaceutical products, medical devices and income generating assets are in companies or assets that have limited commercialized revenue-generating products or are dependent on the actions of unrelated third parties, which may negatively impact our investment returns.

In anticipation of the expiration of our Queen et al. patents and related license agreements, we recently began acquiring, and plan to continue acquiring, pharmaceutical products and medical devices. Our investment objective with respect to these transactions is to maximize our portfolio’s total return by generating current income from product sales or sales of medical devices. We consummated our first investment in our Pharmaceutical segment with Noden in July 2016 and our first acquisition in our Medical Device segment with LENSAR in May 2017. In addition, we have made and will likely continue to make investments in pharmaceutical products, medical devices and/or income generating assets, such as equity investments in product or device focused companies, loans in exchange for a profit share or royalty streams, in the healthcare industries, which investments may be in companies that, at the time of investment, have limited or no commercialized revenue-generating products or devices. If the assets are not successfully commercialized, the value of our investments would be negatively affected and our investment returns would be negatively impacted. The ultimate success of our investments in many of our potential pharmaceutical products, devices and/or income generating assets in these industries will depend on our ability, and the ability of our counterparties or their licensees to innovate, develop and commercialize such assets, in competitive and highly regulated markets. Our or their inability to do so would negatively affect our investment returns. In addition, in connection with many of our potential pharmaceutical products, medical devices and/or income generating assets, we are dependent, to a large extent, on third parties to enforce certain rights for our benefit. For example, we acquired certain royalty rights from Depomed, which, as the licensor of certain patents, retains various rights, including the contractual right to audit its licensees and to ensure those licensees are complying with the terms of the underlying license agreements. Depomed also retains full responsibility to protect and maintain the intellectual property rights underlying the licenses. While we have contractual rights to require Depomed to take action regarding many of these rights, because Depomed’s economic interest in the license agreements is limited, it may not enforce or protect those rights as it otherwise would have had it retained the full economic interest in the payments under the license agreements. Moreover, in respect of the royalty stream relating to the Glumetza diabetes medication that we acquired from Depomed, which is the royalty right producing the highest revenues from our Depomed acquired royalties, a single generic manufacturer was approved to enter the market in February 2016 and two additional generic manufacturers were approved to enter the market in August 2016 as provided for in settlement agreements between Depomed and these generic manufacturers. We were aware of these settlement agreements, considered them in the cost of the acquiring this asset and expect the entry of these generic products to reduce our Glumetza revenues.

We and our licensees, borrowers and royalty-agreement counterparties face significant market pressures with respect to our and their products, and the amount of revenues from our investment in Noden, LENSAR or royalties from our pharmaceutical products or medical devices, or income generating assets that we receive are subject to various competitive and market factors that may be outside of our control.

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

The amount of any royalties and returns on our investments that we receive from our pharmaceutical products, medical device and/or income generating assets will depend on many factors, including the following:

•	the timing and availability of generic product or devices competition for our products or devices, and our licensees’, borrowers’ and royalty-agreement counterparties’ products or devices;

•
potential challenges or design arounds to product, use or manufacturing related patents which provide exclusivity for products and assets before their expiration by generic pharmaceutical manufacturers;

•	the size of the market for our products or devices, and our licensees’, borrowers’ and royalty-agreement counterparties’ products or devices;

•
the extent and effectiveness of the sales and marketing and distribution support our licensees’, borrowers’ and royalty-agreement counterparties’ products or devices and the implementation of a new sales force and commercial infrastructure with commercial experience in connection with the commercialization of our products or devices;

•	the existence of novel or superior products or devices to our products or devices, or our licensees’, borrowers’ and royalty-agreement counterparties’ products or devices;

•	the availability of reduced pricing and discounts applicable to our licensees’, borrowers’ and royalty-agreement counterparties’ products or devices;

•	stocking and inventory management practices related to our products or our licensees’, borrowers’ and royalty-agreement counterparties’ products or devices;

•
limitations on indications for which our products or devices or our licensees’, borrowers’ and royalty-agreement counterparties’ products or devices can be marketed; the competitive landscape for approved products or devices and developing therapies that compete with our products or devices or our licensees’, borrowers’ and royalty-agreement counterparties’ products or devices;

•
the ability of patients to be able to afford our products or devices, or our licensees’, borrowers’ and royalty-agreement counterparties’ products or devices or obtain health care coverage that covers those products or devices;

•
acceptance of, and ongoing satisfaction with, our products or devices and our licensees’, borrowers’ and royalty-agreement counterparties’ products or devices by the care providers, patients receiving therapy and third party payors; or

•	the unfavorable outcome of any potential litigation relating to our products or devices and our licensees’, borrowers’ and royalty-agreement counterparties’ products or devices.

For example, in 2015, Valeant announced two price increases on Glumetza, a royalty-bearing product under our Depomed Royalty Agreement. While the price increases would have been expected to increase revenues and thus our royalties, the entry of one generic manufacturer into this market in February of 2016 and one additional generic manufacturer in August 2017 has resulted in a significant reduction in pricing and market share for Glumetza. Due to the uncertainties caused by changes in pricing by third parties that are outside our control and generic competition, we may not be able to accurately estimate the impact on royalties on such sales paid to us for Glumetza or any other product. Additionally, Noden’s ’111 Patent, expires in January of 2019 extended by virtue of pediatric testing requirements. While Noden has additional patent coverage related to drug formulation and manufacturing technology which relate to our commercialization of Tekturna in the United States and which expires later than 2019, competitors may be able to design around these patents and one potential competitor is making such a challenge. We may face generic competition with respect to Tekturna in the United States earlier than the expiration of these latter patents.

We and our licensees must protect our and their intellectual property rights for us to succeed.

Our success is dependent in significant part on our ability and the ability of third parties in control of the assets in which we’ve invested to protect the scope, validity and enforceability of our and their intellectual property, including the patents, SPCs and license agreements, all of which support our revenues. The scope, validity, enforceability and effective term of patents and SPCs can be highly uncertain and often involve complex legal and factual questions and proceedings. In addition, the legal principles applicable to patents in any given jurisdiction may be altered through changing court precedent and legislative action, and such changes may affect the scope, strength and enforceability of our patent rights or the nature of proceedings which may be brought related to the relevant patent rights. A finding in a proceeding related to patent rights which support our revenues which narrows the scope or which affects the validity or enforceability of some or all of our patent rights could have a material impact on our ability to continue to collect royalty payments from our investments or collect revenue from our sales of our pharmaceutical products, medical devices and income generating assets.

Our reliance on sole and single source suppliers could harm our ability to meet demand for our products or devices in a timely manner or within budget.

Some of the components necessary for the assembly of our Medical Devices segment devices are currently provided to us by sole-sourced suppliers or single-sourced suppliers. We generally purchase components through purchase orders rather than long-term supply agreements and generally do not maintain large volumes of inventory. While alternative suppliers exist and could be identified for sole-sourced components, the disruption or termination of the supply of components could cause a significant increase in the costs of these components, which could affect our operating results. A disruption or termination in the supply of components could also result in our inability to meet demand for our products, which could harm our ability to generate revenues, lead to customer dissatisfaction and damage our reputation. Furthermore, if we are required to change the manufacturer of a key component of our products, we may be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could delay our ability to manufacture our products in a timely manner or within budget, which may have a material adverse impact on our business, financial condition, results of operations, or cash flows.

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

For example, in the United States in March 2010, the ACA was enacted to increase access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and the health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The law has continued the downward pressure on pharmaceutical pricing, especially under the Medicare program, and increased the industry’s regulatory burdens and operating costs. Among the provisions of the ACA of importance are the following:

•
an annual, non-tax deductible fee payable by any entity that manufactures or imports specified branded prescription drugs payable to the federal government based on each company’s market share of prior year total sales of branded products to certain federal healthcare programs;

•
imposed an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions (described in more detail below), although the effective rate paid may be lower. Through a series of legislative amendments, the tax was suspended for 2016 through 2019. Absent further legislative action, the device excise tax will be reinstated on medical device sales starting January 1, 2020; implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models;

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

•
a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries under their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Subsequent legislative amendments have increased the point-of-sale discounted to 70%, effective 2019;

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

The potential financial impact of the ACA over the next few years will depend on a number of factors including policies reflected in implementing regulations and guidance and changes in sales volumes for products affected by the new system of rebates, discounts and fees. The taxes imposed by the ACA and the expansion in the government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursement by payors for our products, and/or reduced medical procedure volumes, all of which may have a material adverse effect on our business, financial condition and results of operations. The Trump Administration and the U.S. Congress may take further action regarding the ACA, including, but not limited to, repeal or replacement. For example, the Tax Cuts and Jobs Act of 2017 was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. Additionally, all or a portion of the ACA and related subsequent legislation may be modified, repealed or otherwise invalidated through judicial challenge.

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

Changes in the third-party coverage and reimbursement may affect product sales from which we receive royalty revenues. And the growth of managed care organizations (“MCOs”) is expected to increase pricing pressures on our products in the United States.

Sales of our products, the products from which we receive royalties and the products our borrowers sell to generate revenues will depend significantly on the extent to which reimbursement for the cost of such products and related treatments will be available to physicians and patients from various levels of United States and international government health authorities, private health insurers and other organizations. Third-party payers and government health administration authorities increasingly attempt to limit and/or regulate the coverage and reimbursement of medical products and services, including branded prescription drugs. Changes in government legislation or regulation, such as the ACA, and changes in formulary or compendia listing or changes in private third-party payers’ policies toward reimbursement for such products may reduce reimbursement of the cost of such products to physicians, pharmacies and distributors. Decreases in third-party reimbursement could reduce usage of such products and sales to collaborators, which may have a material adverse effect on our revenues derived from our products, those from which we receive royalties from the business of our borrowers. In addition, macroeconomic factors may affect the ability of patients to pay or co-pay for costs or otherwise pay for our products or the products from which we, our royalty counterparties and borrowers generate revenues by, for example, decreasing the number of patients covered by insurance policies or increasing costs associated with such policies.

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

Although we believe that our products benefit from both issued and/or pending patents as well as proprietary manufacturing technology, one competitive challenge that our branded pharmaceuticals products face is or will be from generic pharmaceutical manufacturers. Upon the expiration or loss of patent protection for a product, especially a small molecule product, the major portion of revenues for that product may be dramatically reduced in a very short period of time. Several such competitors make a regular practice of challenging product patents before their expiration. Also, manufacturers of generic pharmaceutical products may file or have already filed Abbreviated New Drug Applications (“ANDA”) with the FDA seeking to market generic forms of our products prior to the expiration of relevant patents owned by Noden. We are aware of two such ANDAs that have been filed with the FDA with respect to Tekturna, but neither has been approved. Patent litigation and other challenges to Noden’s patents would be costly and unpredictable, would require extensive management time and resources, and may ultimately deprive us of market exclusivity for our products in a given geographical territory. The FDA ANDA approval process exempts generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, allowing generic manufacturers to rely on the safety and efficacy data of the innovator’s product. Generic competitors do not generally need to conduct clinical trials and can market a competing version of a product after the expiration or loss of patent or regulatory exclusivity and often charge significantly lower prices. In addition, as noted above, MCOs that focus primarily on the immediate cost of medicines often favor generics over branded drugs. Many governments also encourage the use of generics as alternatives to brand-name drugs in their healthcare programs. Additionally, certain foreign governments have indicated that compulsory licenses to patents may be granted in the case of national emergencies or in other circumstances, which could diminish or eliminate sales and profits from those regions, negatively affect our results of operations and cash flows, lead to an impairment charge of our long-lived assets or result in a material decline of our revenue.

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

The regulatory clearance and approval processes of the FDA are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory clearance or approval for any new product candidates or modifications to existing products, our business will be substantially harmed.

The time required to obtain approval or clearance of a drug or device, respectively, by the FDA is unpredictable but typically takes many years following the commencement of clinical trials, if required, and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval or clearance policies, regulations, or the type and amount of clinical data necessary to gain marketing authorization may change during the course of a product candidate’s development and may vary among jurisdictions. We are not permitted to market any new product candidates in the United States until we receive regulatory approval of an NDA for any new drug product candidate or clearance of a 510(k) premarket notification (or approval of a premarket approval application, or PMA) for any new medical device from the FDA, unless the device is exempt from such requirements.

Prior to obtaining approval to commercialize a drug product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program.

In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive either clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or

FFDCA, or approval of a premarket approval, or PMA, application from the FDA, unless an exemption applies. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to an approved premarket approval, or PMA, application and later down-classified, or a 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence. In the PMA process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices.

Modifications to products that are approved through a PMA application generally require FDA approval. Similarly, certain modifications made to products cleared through a 510(k) may require a new 510(k) clearance. Both the PMA approval and the 510(k) clearance process can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process usually takes from three to 12 months, but can last longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is filed with the FDA. In addition, a PMA generally requires the performance of one or more clinical trials. Despite the time, effort and cost, we cannot assure you that any particular device will be approved or cleared by the FDA. Any delay or failure to obtain necessary regulatory approvals could harm our business.

In the United States, we have obtained 510(k) premarket clearance from the FDA to market the LENSAR device. An element of our strategy is to continue to add new features and seek new indications. We expect that any such modifications may require new 510(k) clearance; however, future modifications may be subject to the substantially more costly, time-consuming and uncertain PMA process. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or canceled, which could cause our sales to decline.

The FDA can delay, limit or deny clearance or approval of our product candidates or require us to conduct additional preclinical or clinical testing or abandon a program for many reasons, including:

•	the FDA’s disagreement with the design or implementation of our clinical trials;

•	negative or ambiguous results from our clinical trials;

•	results that may not meet the level of statistical significance required by the FDA for approval or clearance;

•	serious and unexpected drug-related adverse events experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;

•
our inability to demonstrate to the satisfaction of the FDA that our product candidates are safe and effective for the proposed indication or, in the case of our medical devices, are substantially equivalent to our proposed predicate device;

•	the FDA’s disagreement with the interpretation of data from preclinical studies or clinical trials;

•	our inability to demonstrate that the clinical and other benefits of our product candidates outweigh any safety or other perceived risks;

•	the FDA’s requirement for additional preclinical studies or clinical trials;

•	the FDA’s disagreement regarding the formulation, labeling or the specifications of our product candidates;

•	the FDA’s agency’s failure to approve the manufacturing processes or facilities of third-party manufacturers with which we contract; or

•	the potential for approval policies or regulations of the FDA to significantly change in a manner rendering our clinical data insufficient for approval.

Of the large number of products in development, only a small percentage successfully complete the FDA marketing authorization process and become commercialized. The lengthy process as well as the unpredictability of outcomes from future clinical trials may result in our failing to obtain regulatory authorization to market our product candidates.

Even if we eventually complete clinical testing and receive approval of an NDA, 510(k), or similar foreign marketing application for our product candidates, the FDA may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, or in the case of our drugs, the implementation of a Risk Evaluation and Mitigation Strategy, or

REMS, which may be required to ensure safe use of the drug after approval. The FDA also may authorize a product candidate for a more limited indication or patient population than we originally requested, and the FDA may not authorize us to market the product with the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory authorization would delay or prevent commercialization of that product candidate.

The safety and efficacy of our medical device products is not yet supported by long-term clinical data, which could limit sales, and our products might therefore prove to be less safe or effective than initially thought.

Our medical device products have received premarket clearance under Section 510(k) of the FFDCA. In the 510(k) clearance process, before a device may be marketed the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to an approved premarket approval, or PMA, application and later down-classified, or a 510(k)-exempt device. This process is typically shorter and generally requires the submission of less supporting documentation than the FDA’s premarket approval, or PMA, process and does not always require long-term clinical studies.

In the European Economic Area, or EEA, manufacturers of medical devices are required by the Medical Devices Directive to collect post-marketing clinical data in relation to their CE marked medical devices. Post-market surveillance includes the conduct of post-market clinical follow-up studies permitting manufacturers to gather information concerning quality, safety or performance of medical devices after they have been placed on the market in the EU. All information collected as part of the post-market surveillance process must be reviewed, investigated and analyzed on a regular basis in order to determine whether trending conclusions can be made concerning the safety or performance of the medical device and decisions must be taken in relation to the continued marketing of medical devices currently on the market. We expect to incur ongoing costs to comply with these post-market clinical obligations in EEA markets for so long as we continue to market and sell products in those markets. We anticipate that these costs will be immaterial going forward.

Given the foregoing regulatory environment in which we operate, we lack the breadth of published long-term clinical data supporting the safety and efficacy of our medical devices and the benefits they offer that might have been generated in connection with other approval processes. For these reasons, the market may be slow to adopt our products, we may not have comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks.

In addition, while our LENSAR® Laser systems were first approved in 2010 in the United States and in 2013 in EU, we have limited complication or patient success rate data with respect to uses of our products. In addition, if future studies and experience indicate that the our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to mandatory product recalls or suspension or withdrawal of FDA clearance, and our reputation with physicians, patients and healthcare providers may suffer.

The misuse or off-label use of our products may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

Our products have been approved or cleared by the FDA for specific indications. We train our marketing and direct sales force to not promote our products for uses outside of these cleared or approved indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using or prescribing our products off-label, when in the physician’s independent professional medical judgment he or she deems it appropriate. There may be increased risk of injury to patients if physicians prescribe or use our products off-label. Furthermore, the use of our products for indications other than those cleared or approved by the FDA or any foreign regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

If the FDA or any foreign regulatory body determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance or imposition of an untitled letter, which is used for violators that do not necessitate a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action under other regulatory authority, such as false claims laws, if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations.

Moreover, if our products are misused or used with improper technique, we may become subject to costly litigation. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizeable damage awards against us that may not be covered by insurance. In addition, any of the events described above could harm our business.

Even though we have received regulatory approval for our drug product candidates and clearance of a premarket notification for our devices, we are subject to ongoing regulatory obligations and continued regulatory review, which results in significant additional expense, and we may be subject to penalties, if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Any regulatory approvals or clearances that we receive may be subject to limitations on the approved indicated uses for which the product may be marketed or the conditions of approval, or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

In addition, once the FDA or a comparable foreign regulatory authority authorizes a product for marketing, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping are subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCP requirements for any clinical trials that we conduct post-approval. For example, we are subject to the medical device reporting requirements for our medical device products, which require us to report to the FDA when we receive or become aware of information that reasonably suggests that one or more of our medical devices may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, it could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If we fail to comply with our reporting obligations, the FDA could take enforcement action against us. We are subject to similar post-market reporting requirements with respect to our drug products.

Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•	fines, warning letters or holds on clinical trials;

•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals;

•	product seizure or detention, or refusal to permit the import or export of our product candidates; and

•	injunctions or the imposition of civil or criminal penalties.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could impact our business. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and medical devices and spur innovation, but its ultimate implementation remains unclear. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may fail to obtain any marketing approvals, lose any marketing approval that we have obtained and we may not achieve or sustain profitability.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Our acquisition of pharmaceutical products, including the Noden Products, and acquisitions of medical devices, including the LENSAR laser system, will make us subject to more extensive healthcare laws, regulation and enforcement and our failure to comply with those laws could have a material adverse effect on our results of operations and financial condition.

The acquisition of pharmaceutical products and medical devices, and our sales and marketing efforts with respect to our products and/or medical devices, will increase our potential risk of civil and criminal enforcement by the federal government and the states and foreign governments. Our business practices and relationships with providers are subject to scrutiny under these laws. We may also be subject to privacy and security regulation related to patient, customer, employee and other third-party information by both the federal government and the states and foreign jurisdictions in which we conduct our business. The laws, regulations and codes that may affect us in the United States include:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. The U.S. government has interpreted this law broadly to apply to the marketing and sales activities of manufacturers. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $74,792 for each violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations can also result in criminal penalties, including criminal fines of up to $100,000 and imprisonment of up to 10 years. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid;

•
federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third party payors that are false or fraudulent. Private individuals can bring False Claims Act ‘‘qui tam’’ actions, on behalf of the government and such individuals, commonly known as ‘‘whistleblowers,’’ may share in amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties ranging from $11,181 to $22,363 for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

•
the federal Civil Monetary Penalties Law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;

•
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•
HIPAA, as amended by the Health Information for Economic and Clinical Health Act of 2009 (“HITECH”), and its implementing regulations, which imposes certain requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information, without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements. Failure to comply with the HIPAA privacy and security standards can result in civil monetary penalties up to $55,910 per violation, not to exceed $1.68 million per calendar year for non-compliance of an identical provision, and, in certain circumstances, criminal penalties with fines up to $250,000 per violation and/or imprisonment. State attorneys general can also bring a civil action to enjoin a HIPAA violation or to obtain statutory damages on behalf of residents of his or her state;

•
the federal physician sunshine requirements under the ACA, which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the Centers for Medicare and Medicaid Services (“CMS”), information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members. Applicable manufacturers are required to submit annual reports to CMS. Failure to submit required information may result in civil monetary penalties of $11,052 per failure up to an aggregate of $165,786 per year (or up to an aggregate of $1.105 million per year for ‘‘knowing failures’’), for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission, and may result in liability under other federal laws or regulations;

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

These laws and regulations, among other things, constrain our business, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers of our products. Due to the breadth of these laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws.

To enforce compliance with the healthcare regulatory laws, certain enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to additional compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to.

We do not have experience in establishing the compliance programs necessary to comply with this complex and evolving regulatory environment and our reliance on Noden and LENSAR to operate and address these requirements appropriately increases the risks that we may be found to violate the applicable laws and regulations if they are applied to us. If we are found to be in violation of any of such laws or any other governmental regulations, we may be subject to penalties, including administrative, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs, imprisonment, contractual damages, reputational harm, disgorgement and the curtailment or restructuring of our operations, any of which could materially adversely affect interests in our products, including having a material adverse effect on our financial results.

Our common stock may lose value, our common stock could be delisted from Nasdaq and our business may be liquidated due to several factors, including the expiration of our Queen et al. patents, the failure to acquire additional sources of revenue, decrease in revenues from of our income generating assets, the failure to continue to produce revenues for our existing assets in our Pharmaceutical or Medical Device segments, the payment of dividends or distributions to our stockholders and failure to meet analyst expectations.

Our revenues to date have consisted mostly of royalties from licensees of our Queen et al. patents, which patents expired in December of 2014 and most related licenses expired in the first quarter of 2016.

Prospectively, we expect to focus on the acquisition of additional products and devices and anticipate that over time more of our revenues will come from our Pharmaceutical and Medical Device segments and less of our revenues will come from our Income Generating Assets segment. If we are unable to successfully execute all or any elements of our strategy, our financial performance could be adversely affected, and the price of our common stock may fall. If the price of our common stock were to fall and remain below Nasdaq listing standards, our common stock may be delisted. If our common stock were delisted, market liquidity for our common stock could be severely affected and our stockholders’ ability to sell securities in the secondary market could be limited. Delisting from Nasdaq would negatively affect the value of our common stock. Delisting could also have other negative results, including, but not limited to, the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

On February 1, 2018, we repaid our 4.0% Convertible Senior Notes due February 1, 2018 (the “February 2018 Notes”) in full at their stated maturity. In addition, we are required to repay the full principal amount of $150.0 million in principal amount outstanding under the 2.75% Convertible Senior Notes due December 1, 2021 (the “December 2021 Notes”) if not previously converted.

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

The conversion or any future exchanges of any of the December 2021 Notes into shares of our common stock would have a dilutive effect that could cause our stock price to go down.

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

The effect, if any, of any of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock. For further information regarding the mechanics of our capped call transaction refer to our discussion in the Liquidity and Capital Resources section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 14, “Convertible Notes and Term Loans” in Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

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

We have established our corporate structure to be closely aligned with the financial nature of our business. There can be no assurance that the applicable tax laws and regulations will continue in effect or that the taxing authorities in any or all of the applicable jurisdictions will not challenge one or more aspects or characterizations of our corporate structure and the treatment of transactions or agreements within our corporate structure, or determine that the manner in which we operate our business is not consistent with our corporate structure. For example, recently-enacted U.S. tax legislation may result in an increased tax liability as a result of our current corporate structure. We may also have disputes with one or more state tax authorities regarding whether we are subject to that state’s tax and, if we are subject to such state’s tax, what proportion of our revenues is subject to taxation in such state. For example, we are currently subject to an audit by the California Franchise Tax Board and, while we may disagree with their conclusions regarding such issues, the proceedings extend over long periods of time and we may ultimately be required to pay taxes either in a settlement or upon a final decision of an agency or court. Any unfavorable changes in laws and regulations or positions by tax authorities could harm our financial position, results of operations and cash flows.

We may have exposure to additional tax liabilities.

We are subject to taxes in the United States and other jurisdictions. Tax rates in these jurisdictions may be subject to significant change due to economic and/or political conditions. A number of other factors may also impact our future effective tax rate including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits with various tax authorities;

•	changes in valuation of our deferred tax assets and liabilities;

•	increases in expenses not deductible for tax purposes, including write-offs of acquired intangibles and impairment of goodwill in connection with acquisitions;

•	changes in availability of tax credits, tax holidays, and tax deductions;

•	changes in share-based compensation; and

•	changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles.

On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (“2017 Tax Act”). The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate, implementing a territorial tax system, and imposing a one-time deemed repatriation toll tax on cumulative undistributed foreign earnings, for which we have not previously provided U.S. taxes. Given the timing, scope, and magnitude of the changes enacted by the 2017 Tax Act, along with on-going implementation efforts, guidance, and other developments from U.S. regulatory and standard-setting bodies, the completion of the accounting for certain tax items included in Note 17 to the Consolidated Financial Statements included in Part II, Item 8, that have been reported as provisional, or where no estimate of the impact was provided as a result of us not having the necessary information, may be subject to material change. Any significant changes to our future effective tax rate, including final resolution of provisional amounts relating to effects of the 2017 Tax Act, may result in a material adverse effect on our business, financial condition, results of operations, or cash flows.

In addition, certain activities conducted by our foreign subsidiaries may give rise to United States corporate income tax, even if there are no distributions to the United States. These taxes would be imposed on us when our subsidiaries that are controlled foreign corporations generate income that is subject to Subpart F of the U.S. Internal Revenue Code (“Subpart F”). Passive income, such as rents, royalties, interest and dividends, is among the types of income subject to taxation under Subpart F. Any income taxable under Subpart F is taxable in the United States at federal corporate income tax rates of 21.0%. Subpart F income that is taxable to us, even if it is not distributed to us, may also include income from intercompany transactions between our U.S. and non-U.S. subsidiaries, or where our non-U.S. subsidiaries make an “investment in U.S. property,” within the meaning of Subpart F, such as holding the stock in, or making a loan to, a U.S. corporation.

While we may mitigate this increase in its effective tax rate through claiming a foreign tax credit against our U.S. federal income taxes or potentially have foreign or U.S. taxes reduced under applicable income tax treaties, we are subject to various limitations on claiming foreign tax credits and we may lack treaty protections in certain jurisdictions that will potentially limit any reduction of the increased effective tax rate. A higher effective tax rate may also result to the extent that losses are incurred in non-U.S. subsidiaries do not reduce our U.S. taxable income.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

At December 31, 2017, we had federal and state net operating loss carryforwards of $117.3 million and $299.9 million, respectively, and federal and state tax credit carryforwards of $2.3 million and $19.3 million, respectively. There may be limitations on our ability to use our net operating loss carryforwards or other tax assets. For example, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We or our subsidiaries may have experienced, or may in the future experience, “ownership changes” as a result of shifts in stock ownership. Tax attributes acquired from LENSAR may be subject to separate return limitations (“SRLY”) that may limit the corporation’s ability to use the acquired net operating losses and credits. Any limitations on our ability to use our net operating loss carryforwards and other tax assets could adversely impact our financial condition and results of operations. Furthermore, under the 2017 Tax Act, although the treatment of tax losses generated in taxable years ending before December 31, 2017 has generally not changed, tax losses generated in taxable years beginning after December 31, 2017 may only be utilized to offset 80% of taxable income annually. This change may require us to pay additional federal income taxes in future years.

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

Our operating results are subject to volatility due to fluctuations in foreign currency exchange rates. Our primary exposure to fluctuations in foreign currency exchange rates relates to revenue and operating expenses denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency rates, particularly the Euro, relative to the U.S. dollar can significantly affect our revenues and operating results. While foreign currency conversion terms vary by license agreement, generally most agreements require that royalties first be calculated in the currency of sale and then converted into U.S. dollars using the average daily exchange rates for that currency for a specified period at the end of the calendar quarter. For example, when the U.S. dollar weakens in relation to other currencies, the converted amount is greater than it would have been had the U.S. dollar exchange rates remained unchanged. Our revenues may fluctuate due to changes in foreign currency exchange rates and is subject to foreign currency exchange risk.

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

To be successful, we must attract, retain and integrate qualified personnel. Our business is intellectual property asset management and acquisition, investing in pharmaceutical products, devices and/or income generating assets and maximizing the value of our patent portfolio and related assets, which requires only a small number of employees. Due to the remote location of our company’s headquarters, it may be difficult for us to recruit and retain qualified personnel. If we are unsuccessful in attracting, retaining and integrating qualified personnel, our business could be impaired.

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

Under the terms of the Separation and Distribution agreement with Facet, we and Facet agreed to indemnify the other from and after the Spin-Off with respect to certain indebtedness, liabilities and obligations that were retained by our respective companies. These indemnification obligations could be significant. The ability to satisfy these indemnities, if called upon to do so, will depend upon our future financial strength. We cannot assure you that, if Facet has to indemnify us for any substantial obligations, Facet will have the ability to satisfy those obligations. If Facet does not have the ability to satisfy those obligations, we may be required to satisfy those obligations instead. For example, in connection with the Spin-Off, we entered into amendments to the leases for the facilities in Redwood City, California, which formerly served as our corporate headquarters, under which Facet was added as a co-tenant under the leases and a Co-Tenancy Agreement under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we would be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities, the disposition of which could have a material adverse effect on the amount or timing of any distribution to our stockholders. As of December 31, 2017, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $45.1 million. We would also be responsible for lease-related payments including utilities, property taxes and common area maintenance that may be as much as the actual lease payments. In April 2010, Abbott Laboratories acquired Facet and renamed the company Abbott Biotherapeutics Corp., and in January 2013, Abbott Biotherapeutics Corp. was renamed AbbVie Biotherapeutics, Inc. and spun off from Abbott as a subsidiary of AbbVie Inc. We do not know how Abbott’s acquisition of Facet will impact our ability to collect under our indemnification rights or whether Facet’s ability to satisfy its obligations will change. In addition, we have limited information rights under the Co-Tenancy Agreement. As a result, we are unable to determine definitively whether Facet continues to occupy the space and whether it has subleased the space to another party or the basis upon which our potential co-tenant obligation may be triggered. See “Item 2—Properties.”

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

Changes to financial accounting standards may affect our reported results of operations

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing standards or the reevaluation of current practices may adversely affect our reported financial results or the way we conduct our business.

We use estimates, make judgments, and apply certain methods in measuring the progress of our business in determining our financial results and in applying our accounting policies. As these estimates, judgments, and methods change, our assessment of the progress of our business and our results of operations could vary.

The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time may lead us to change our methods, estimates, and judgments. Changes in any of our assumptions may adversely affect our reported financial results.

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

Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. Our acquired businesses may have limited experience complying with Section 404 and if in the future we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. Furthermore, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.           PROPERTIES

Income Generating Assets Segment

We lease approximately 5,900 square feet of office space in Incline Village, Nevada, which serves as our corporate headquarters. The lease expires in May 2020.

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

Pharmaceutical Segment

Noden Pharma DAC leases approximately 3,100 square feet of office space in Dublin, Ireland, which serves as the office managing all pharmaceutical operations. The lease expires in September 2025 and Noden Pharma DAC has the option to terminate the lease in September 2021.

Medical Devices Segment

LENSAR leases an office and manufacturing facility of approximately 33,900 square feet in Orlando, Florida, which serves as the office managing all medical device operations. The lease expires in July 2021.

We believe that our existing facilities are adequate to meet our business requirements for the reasonably foreseeable future and that additional space will be available on commercially reasonable terms, if required.

ITEM 3.           LEGAL PROCEEDINGS

The information set forth in Note 23, “Legal Proceedings” in Item 8, “Financial Statements and Supplementary Data” of this Annual Report is incorporated by reference herein.

ITEM 4.           MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.           MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price range of common stock

Our common stock trades on the Nasdaq Global Select Market under the symbol “PDLI.” Prices indicated below are the high and low intra-day sales prices per share of our common stock as reported by the Nasdaq Global Select Market for the periods indicated.

	High	Low
2017
First Quarter	$2.39	$1.96
Second Quarter	$2.63	$2.00
Third Quarter	$3.43	$2.15
Fourth Quarter	$3.55	$2.70
2016
First Quarter	$3.57	$2.58
Second Quarter	$3.84	$2.94
Third Quarter	$3.62	$2.69
Fourth Quarter	$3.77	$1.93

Holders of Common Stock

As of March 13, 2018, we had approximately 124 common stockholders of record. Most of our outstanding shares of common stock are held of record by one stockholder, Cede & Co., as nominee for the Depository Trust Company. Many brokers, banks and other institutions hold shares of common stock as nominees for beneficial owners that deposit these shares of common stock in participant accounts at the Depository Trust Company. The actual number of beneficial owners of our stock is likely significantly greater than the number of stockholders of record; however, we are unable to reasonably estimate the total number of beneficial owners.

Dividends

On August 3, 2016, our board of directors decided to eliminate the quarterly cash dividend payment. See Note 19, “Cash Dividends” in Item 8, “Financial Statements and Supplementary Data” of this Annual Report for a discussion of cash dividend payments made prior to August 3, 2016.

Equity Compensation Plan Information

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Securities

None.

Issuer purchases of Equity Securities

On September 25, 2017, our board of directors authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $25.0 million pursuant to a new share repurchase program. As of December 31, 2017, we have not repurchased shares under this plan. The repurchase program may be suspended or discontinued at any time without notice.

Comparison of Stockholder Returns

The line graph below compares the cumulative total stockholder return on our common stock between December 31, 2012, and December 31, 2017, with the cumulative total return of (i) the Nasdaq Biotechnology Index and (ii) the Nasdaq Composite Index over the same period. This graph assumes that $100.00 was invested on December 31, 2012, in our common stock at the closing sales price for our common stock on that date and at the closing sales price for each index on that date and that all dividends were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns and are not intended to be a forecast.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
PDL BioPharma, Inc.	$100.00	$129.34	$126.33	$64.93	$40.07	$51.79
Nasdaq Biotechnology Index	$100.00	$174.05	$230.33	$244.29	$194.95	$228.29
Nasdaq Composite Index	$100.00	$141.63	$162.09	$173.33	$187.19	$242.29

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

Consolidated Statements of Income Data

	For the Years Ended December 31,
(in thousands, except per share data)	2017	2016	2015	2014	2013
Revenues:
Royalties from Queen et al. patents	$36,415	$166,158	$485,156	$486,888	$430,219
Royalty rights - change in fair value	162,327	16,196	68,367	45,742	5,565
Interest revenue	17,744	30,404	36,202	48,020	18,976
Product revenue, net	84,123	31,669	—	—	—
License and other	19,451	(126)	723	575	1,500
Total revenues	320,060	244,301	590,448	581,225	456,260
Operating expenses:
Cost of product revenue, (excluding intangible amortization)	30,537	4,065	—	—	—
Amortization of intangible assets	24,689	12,028	—	—	—
General and administrative expenses	45,641	39,790	36,090	34,914	29,755
Sales and marketing	17,683	538	—	—	—
Research and development	7,381	3,820	—	—	—
Change in fair value of anniversary payment and contingent consideration	349	(3,716)	—	—	—
Acquisition-related costs	—	3,564	—	—	—
Loss on extinguishment of notes receivable	—	51,075	3,979	—	—
Asset impairment loss	—	3,735	—	—	—
Total operating expenses	126,280	114,899	40,069	34,914	29,755
Operating income	193,780	129,402	550,379	546,311	426,505
Gain on bargain purchase	9,309	—	—	—	—
Other non-operating expense, net	(18,561)	(20,032)	(20,241)	(45,039)	(24,629)
Non-operating expense, net	(9,253)	(20,032)	(20,241)	(45,039)	(24,629)
Income before income taxes	184,527	109,370	530,138	501,272	401,876
Income tax expense	73,826	45,711	197,343	179,028	137,346
Net income	110,701	63,659	332,795	322,244	264,530
Less: Net income attributable to noncontrolling interests	(47)	53	—	—	—
Net income attributable to PDL’s stockholders	$110,748	$63,606	$332,795	$322,244	$264,530

Net income per basic share:
Net income	$0.71	$0.39	$2.04	$2.04	$1.89
Net income per diluted share:
Net income	$0.71	$0.39	$2.03	$1.86	$1.66
Dividends per share:
Cash dividends declared and paid	$—	$0.10	$0.60	$0.60	$0.60

Consolidated Balance Sheet Data

	December 31,
(in thousands)	2017 [1]	2016	2015	2014	2013
Cash, cash equivalents, short-term investments and restricted investments	$532,114	$242,141	$220,352	$293,687	$99,540
Working capital	$447,334	$267,716	$245,969	$167,914	$(299,727)
Total assets	$1,243,123	$1,215,387	$1,012,205	$954,946	$540,858
Long-term obligations, less current portion	$204,124	$329,649	$279,512	$306,977	$23,042
Retained earnings	$945,614	$857,116	$810,036	$575,740	$350,151
Total stockholders’ equity	$845,890	$755,423	$695,952	$460,437	$113,489

1
Reflects the provisional estimated amounts recorded in recognition of the enactment of the 2017 Tax Act. See Note 17 to the Consolidated Financial Statements included in Part II, Item 8 of this report for further details.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

Overview

We seek to provide a significant return for our stockholders by acquiring and managing a portfolio of companies, products, royalty agreements and debt facilities in the biotechnology, pharmaceutical and medical device industries. In 2012, we began providing alternative sources of capital through royalty monetizations and debt facilities, and in 2016, we began acquiring commercial-stage products and launching specialized companies dedicated to the commercialization of these products. To date, we have consummated seventeen of such transactions, of which nine are active and outstanding. We have one debt transaction outstanding, representing deployed capital of $20.0 million: CareView Communications, Inc. (“CareView”); we have one hybrid royalty/debt transaction outstanding, representing deployed capital of $44.0 million: Wellstat Diagnostics, LLC (“Wellstat Diagnostics”); and we have five royalty transactions outstanding, representing deployed capital of $396.1 million: KYBELLA®, AcelRx Pharmaceuticals, Inc. (“AcelRx”), The Regents of the University of Michigan (“U-M”), Viscogliosi Brothers, LLC and Depomed, Inc. (“Depomed”). Our equity and loan investments in Noden Pharma DAC, Inc. and Noden Pharma USA, Inc. (together, and including their respective subsidiaries, “Noden”) represent deployed capital of $179.0 million, and our converted equity and loan investment in LENSAR, Inc. (“LENSAR”) represents deployed capital of $40.0 million.

We operate in three segments designated as Income Generating Assets, Medical Devices and Pharmaceutical.

Our Income Generating Assets segment consists of revenue derived from (i) notes and other long-term receivables, (ii) royalty rights - at fair value, (iii) equity investments and (iv) royalties from issued patents in the United States and elsewhere, covering the humanization of antibodies, which we refer to as the Queen et al. patents. Our Pharmaceutical segment consists of revenue derived from Tekturna®, Tekturna HCT®, Rasilez® and Rasilez HCT® (collectively, the “Noden Products” or “Tekturna”) sales. Our Medical Devices segment consists of revenue derived from the LENSAR® Laser System sales. Prospectively, we expect to focus on the acquisition of additional products and devices and expect to transact fewer royalty transactions and still fewer debt transactions. We anticipate that over time more of our revenues will come from our Pharmaceutical and Medical Devices segments and less of our revenues will come from our Income Generating Assets segment.

Critical Accounting Policies and Significant Estimates

The preparation of financial statements and related disclosures in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) and the discussion and analysis of our financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 2, “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

While our significant accounting policies are more fully described in the notes to our Consolidated Financial Statements appearing elsewhere in this Annual Report, management believes that the following accounting policies related to notes receivable and other long-term receivables, inventory, intangible assets, convertible notes, product revenue, royalty rights - at fair value, income taxes, and business combination are critical because they are both important to the portrayal of our financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters.

Notes Receivable and Other Long-Term Receivables

We account for our notes receivable at amortized cost, net of unamortized origination fees, if any, and adjusted for any allowance for loan losses. Interest is accreted or accrued to “Interest revenue” using the effective interest method. When and if supplemental payments are received from certain of these notes and other long-term receivables, an adjustment to the estimated effective interest rate is affected prospectively.

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

At December 31, 2017, we had three notes receivable investments on non-accrual status with a cumulative investment cost and fair value of approximately $70.7 million and $71.3 million, compared to four note receivable investments on non-accrual at December 31, 2016 with a cumulative investment cost and fair value of approximately $105.3 million and $107.4 million. During the years ended December 31, 2017, 2016 and 2015, we recognized a loss on extinguishment of notes receivable of zero, $51.1 million and $4.0 million, respectively. For the year ended December 31, 2017, we recognized $3.1 million of interest revenue for the CareView note receivable investment as result of cash interest payments made during fiscal 2017. For the years ended December 31, 2016 and 2015, we did not recognize any interest for note receivable investments on non-accrual status.

Inventory

Inventory, which consists of raw material, work-in-process and finished goods, is stated at the lower of cost or market value. We determine cost using the first-in, first-out method. Inventory levels are analyzed periodically and written down to their net realizable value if they have become obsolete, have a cost basis in excess of its expected net realizable value or are in excess of expected requirements. During 2017 and 2016, we recognized an inventory write-down of approximately $2.0 million and $0.5 million, respectively, related to Noden Products that we forecast we will be unable to sell prior to its expiration.

Intangible Assets

Intangible assets with finite useful lives consist primarily of acquired product rights and acquired technology and are amortized on a straight-line basis over their estimated useful lives (10 to 15 years). The estimated useful lives associated with finite-lived intangible assets are consistent with the estimated lives of the associated products and may be modified when circumstances warrant. Such assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset.

In 2017 we performed an event driven impairment assessment of our Noden asset group and concluded that forecasted undiscounted future cashflows exceeded the carrying value of the Noden asset group. We continue to closely monitor the performance of the Noden asset group. If revenues, gross margins and cashflows from the Noden asset group do not meet our expectations an impairment could occur in a future period.

Convertible Notes

We perform an assessment of all embedded features of a debt instrument to determine if (i) such features should be bifurcated and separately accounted for, and (ii) if bifurcation requirements are met, whether such features should be classified and accounted for as equity or debt instruments. If the embedded feature meets the requirements to be bifurcated and accounted for as a liability, the fair value of the embedded feature is measured initially, included as a liability on the Consolidated Balance Sheets, and re-measured to fair value at each reporting period. Any changes in fair value are recorded in the Consolidated Statement of Income. We monitor, on an ongoing basis, whether events or circumstances could give rise to a change in our classification of embedded features.

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

Revenues from LENSAR product sales contain multiple elements, including LENSAR® Laser system(s), disposable consumables, procedures, training, installation, warranty and maintenance services. The LENSAR® Laser system, training and installation services is one unit of accounting. All other elements are separate units of accounting. Disposable consumables, warranty and maintenance services are also sold on a stand-alone basis.

For multiple-element arrangements, revenue is allocated to each unit of accounting based on their relative selling prices. Relative selling prices are based first on vendor specific objective evidence of fair value (“VSOE”), then on third-party evidence of selling price (“TPE”) when VSOE does not exist, and then on management's best estimate of the selling price (“ESP”) when VSOE and TPE do not exist.

Because we have neither VSOE nor TPE for our LENSAR® Laser systems, the allocation of revenue is based on ESP for the systems sold. The objective of ESP is to determine the price at which we would transact a sale, had the product been sold on a stand-alone basis. We determine ESP for our systems by considering multiple factors, including, but not limited to, features and functionality of the system, geographies, type of customer, and market conditions. We regularly review ESP and maintain internal controls over establishing and updating these estimates.

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

For the period July 1, 2016 to October 4, 2016, all of our products were distributed by Novartis under the terms of the Noden Purchase Agreement as transfer of the marketing right authorizations was pending. We presented revenue under the Novartis transition arrangement on a “net” basis and established a reserve for retroactive adjustment to the profit split with Novartis.

For the period October 5, 2016 to December 31, 2017, Noden Pharma USA, Inc. distributed the Noden Products in the United States. We presented revenue for all sales in the United States on a “gross” basis and established a reserve for allowances.

For the period October 5, 2016 to August 31, 2017 Novartis continued to distribute the Noden products outside of the United States. Beginning on September 1, 2017, Noden Pharma DAC, Inc. began distributing the Noden Products to select countries outside the United States. We presented revenue for Noden Products sold by Novartis outside of the United States on a “net” basis.

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

Realized gains and losses on Royalty Rights are recognized as they are earned and when collection is reasonably assured. Royalty Rights revenue is recognized over the respective contractual arrangement period. Critical estimates may include product demand and market growth assumptions, inventory target levels, product approval and pricing assumptions. Factors that could cause a change in estimates of future cash flows include a change in estimated market size, market share of the products on which we receive royalties, a change in pricing strategy or reimbursement coverage, a delay in obtaining regulatory approval, changes to forecast volume and pricing as a result of generic competition, a change in dosage of the product, and a change in the number of treatments. For each arrangement, we are entitled to royalty payments based on revenue generated by the net sales of the product.

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

The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate (from a top rate of 35% to a flat rate of 21%), implementing elements of a territorial tax system, and imposing a one-time deemed repatriation transition tax on cumulative undistributed foreign earnings, for which we have not previously paid U.S. taxes.   In connection with our analysis of the impact of the 2017 Tax Act, we recorded a net tax benefit of $0.4 million in the period ending December 31, 2017, mostly as a result of the reduced corporate tax rate. We have also provided a provisional estimate on our analysis of the deemed repatriation transition tax and have concluded that we will owe an immaterial amount of transition tax. Due to the complexities involved in accounting for the recently-released 2017 Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act.  SAB 118 provides a measurement period of up to one year after the enactment date of the 2017 Tax Act to finalize the recording of the related tax impacts. We have not completed our accounting for the income tax effects of certain elements of the 2017 Act, including the global intangible low-taxed income (“GILTI”), the base-erosion and anti-abuse tax (“BEAT”), and executive compensation under Section 162(m), and have not included an estimate of the tax expense/benefit related to these items for the period ended December 31, 2017. We have not yet made a policy election with respect to our treatment of potential GILTI. Companies can either account for taxes on GILTI as incurred or recognize deferred taxes when basis differences exist that are expected to affect the amount of the GILTI inclusion upon reversal. In the subsequent period, provisional amounts will be adjusted for the effects, if any, of interpretative guidance issued after December 31, 2017, by the U.S. Department of the Treasury. The ultimate impact on us from the 2017 Tax Act may differ from the amounts currently included, although the net impact is not expected to be material, due to, among other things, additional analysis, changes in interpretations and assumptions as applicable and additional regulatory guidance that may be issued prior to filing the 2017 U.S. corporate income tax return in 2018.

Business Combination

We apply ASC 805, Business combinations, pursuant to which the cost of an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities incurred, and equity instruments issued. The costs directly attributable to the acquisition are expensed as incurred. Identifiable assets, liabilities and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date, irrespective of the extent of any noncontrolling interests. The excess of the (i) the total of cost of acquisition, fair value of the noncontrolling interests and acquisition date fair value of any previously held equity interest in the acquiree over (ii) the fair value of the identifiable net assets of the acquiree is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in the Consolidated Statements of Income.

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

Recent Developments

On February 1, 2018, at their stated maturity date, we retired the February 2018 Notes by making a payment of $129.0 million to the custodian, The Bank of New York Mellon Trust Company, N.A., which was comprised of $126.4 million in principal amount and $2.6 million in accrued interest.

In February 2018, we entered into a modification agreement with CareView whereby we agreed, effective as of December 28, 2017, to modify the credit agreement before remedies could otherwise have become available to us under the credit agreement in relation to certain obligations of CareView that would potentially not be met, including the requirement to make principal payments. Under the modification agreement we agreed agreed that (i) a lower liquidity covenant would be applicable and (ii) principal repayment would be delayed for a period of up to December 31, 2018. In exchange for agreeing to these modifications, among other things, the exercise price of our warrants to purchase 4.4 million shares of common stock of CareView was reduced and, subject to the occurrence of certain events, CareView agreed to grant us additional equity interests.

Summary of 2017, 2016 and 2015 Financial Results

•	Our net income for the years ended December 31, 2017, 2016 and 2015 was $110.7 million, $63.6 million and $332.8 million, respectively;

•	At December 31, 2017, we had cash, cash equivalents and short-term investments of $532.1 million as compared with $242.1 million at December 31, 2016;

•	At December 31, 2017, we had $1,243.1 million in total assets as compared with $1,215.4 million at December 31, 2016; and

•	At December 31, 2017, we had $397.2 million in total liabilities as compared with $460.0 million at December 31, 2016.

Revenues

A summary of our revenues for the years ended December 31, 2017, 2016 and 2015, is presented below:

(Dollars in thousands, except for percentages)	2017	2016	Change from Prior Year %	2015	Change from Prior Year %
Revenues:
Royalties from Queen et al. patents	$36,415	$166,158	(78)%	$485,156	(66)%
Royalty rights - change in fair value	162,327	16,196	902%	68,367	(76)%
Interest revenue	17,744	30,404	(42)%	36,202	(16)%
Product revenue, net	84,123	31,669	166%	—	N/M
License and other	19,451	(126)	N/M	723	(117)%
Total revenues	$320,060	$244,301	31%	$590,448	(59)%
___________________
N/M = Not meaningful

Total revenues were $320.1 million, $244.3 million and $590.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

For the year ended December 31, 2017, compared to December 31, 2016

Our total revenues increased by 31%, or $75.8 million, for the year ended December 31, 2017, when compared to the same period in 2016. The increase was primarily due to the increase in estimated fair value of the Depomed royalty asset recognized in revenues, the product revenues from the Noden Products and LENSAR, and a one time, lump-sum payment of $19.5 million in connection with a settlement agreement entered into with Merck pertaining to a patent infringement lawsuit (the “Merck settlement payment”).

Revenue from our Income Generating Assets segment for the year ended December 31, 2017 was $235.9 million, an increase of 11.0%, or $23.3 million, when compared to the same period in 2016. The increase was primarily due to increased cash royalty payments, including a one-time settlement payment from Valeant resulting from a royalty audit of Glumetza and the increased fair value of the Depomed royalty asset, as well as due to the Merck settlement payment. such increases were partially offset by a decrease of royalties from our licensees related to the Queen et al. patents, which expired during the first quarter of 2016, and reduced royalty payments from Tysabri as a result of the product supply having been extinguished in the United States and reduced in other countries during 2017, as well as due to the decrease in interest revenues from the early repayment of the Paradigm Spine, LLC note receivable and the sale of the kaléo, Inc. note receivable.

The following tables provides a summary of activity with respect to our royalty rights - change in fair value for the year ended December 31, 2017:

		Change in	Royalty Rights -
(in thousands)	Cash Royalties	Fair Value	Change in Fair Value
Depomed	$97,644	$67,968	$165,612
VB	1,276	(617)	659
U-M	3,662	(8,617)	(4,955)
ARIAD	3,081	(462)	2,619
AcelRx	120	5,411	5,531
Avinger	1,220	(1,242)	(22)
KYBELLA	250	(7,367)	(7,117)
	$107,253	$55,074	$162,327

The increase in the Depomed royalty asset is mainly due to a one-time settlement payment from Valeant resulting from the royalty audit of Glumetza and the launch of the authorized generic for Glumetza® sold by Valeant Pharmaceuticals International, Inc. We receive royalties on the authorized generic equivalents under the same terms as the branded Glumetza product.

The following table summarizes the percentage of our total revenues earned from our licensees’ net product sales, which individually accounted for 10% or more of our total revenues for the years ended December 31, 2017, 2016 and 2015:

		Year Ended December 31,
Licensee	Product Name	2017	2016	2015
Genentech	Avastin	—%	16%	27%
	Herceptin	—%	16%	26%

Biogen	Tysabri	11%	24%	9%

Depomed	Glumetza, Janumet XR, Jentadueto XR, Invokamet XR and Synjardy XR	52%	13%	9%

Noden	Tekturna, Tekturna HCT, Rasilez and Rasilez HCT	22%	13%	—%

Product revenues for the year ended December 31, 2017 were $84.1 million, an increase of 166%, when compared to the same period in 2016. All product revenues were derived from the Noden Products and the LENSAR business and includes revenues from our Pharmaceutical and Medical Device segments.

Revenue from our Pharmaceutical segment for the year ended December 31, 2017 was $69.0 million, an increase of 118.0% when compared to the same period in 2016. While we acquired the exclusive worldwide rights to manufacture, market, and sell the Noden Products from Novartis in 2016, Novartis was still the primary obligor during the third quarter of 2016 for sales in the

United States and through the fourth quarter of 2017 for sales outside of the United States, therefore revenue is presented on a “net” basis for the third quarter in 2016 for sales in the United States and through the fourth quarter of 2017 for sales outside of the United States. Our revenue recognition policies require estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance for product sales at each period.

The following table provides a summary of activity with respect to our sales allowances and accruals for the year ended December 31, 2017:

(in thousands)	Discount and Distribution Fees	Government Rebates and Chargebacks	Assistance and Other Discounts	Product Return	Total
Balance at January 1, 2017:	$2,475	$5,514	$2,580	$1,769	$12,338
Allowances for current period sales	8,952	19,541	8,934	3,691	41,118
Allowances for prior period sales	—	253	—	—	253
Credits/payments for current period sales	(5,530)	(10,823)	(5,256)	(1,145)	(22,754)
Credits/payments for prior period sales	(2,475)	(5,776)	(2,080)	(1,011)	(11,342)
Balance at December 31, 2017	$3,422	$8,709	$4,178	$3,304	$19,613

Revenue from our Medical Device segment for the year ended December 31, 2017 was $15.1 million. For the seven months period following our acquisition of our LENSAR subsidiary during the second quarter of 2017 and the creation of this operation segment, revenue from LENSAR product sales contain multiple elements, including LENSAR® Laser system(s), disposable consumables, procedures, training, installation, warranty and maintenance services.

Foreign currency exchange rates also impact our reported revenues. Our revenues may fluctuate due to changes in foreign currency exchange rates and are subject to foreign currency exchange risk. While foreign currency conversion terms vary by license agreement, generally most agreements require that royalties first be calculated in the currency of sale and then converted into U.S. dollars using the average daily exchange rates for that currency for a specified period at the end of the calendar quarter. Accordingly, when the U.S. dollar weakens against other currencies, the converted amount is greater than it would have been had the U.S. dollar not weakened. The impact of changes in foreign currency exchange rates to our reported revenue was insignificant for the year ended December 31, 2017.

For the year ended December 31, 2016, we hedged certain Euro-denominated currency exposures related to our licensees’ product sales with Euro forward contracts. We designated foreign currency exchange contracts used to hedge royalty revenues based on underlying Euro-denominated sales as cash flow hedges. The aggregate unrealized gain or loss, net of tax, on the effective portion of the hedge was recorded in stockholders’ equity as “Accumulated other comprehensive income (loss).” Gains or losses on cash flow hedges were recognized as an adjustment to royalty revenue in the same period that the hedged transaction impacted earnings. For the years ended December 31, 2017, 2016 and 2015, we recognized income of zero, $2.8 million and $8.3 million in royalty revenues from our Euro forward contracts, respectively.

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

Revenue from our Pharmaceutical segment for the year ended December 31, 2016 were $31.7 million, an increase of 100% compared to the year ended December 31, 2015. All Pharmaceutical segment revenues were derived from sales of the Noden Products. While we acquired the exclusive worldwide rights to manufacture, market, and sell the Noden Products from Novartis at the beginning of the third quarter of 2016, Novartis was still the primary obligor during the third quarter of 2016 for sales in the United States and during the fourth quarter for sales outside of the United States. Therefore revenue is presented on a “net” basis for the third quarter in 2016 for sales in the United States and through the fourth quarter for sales outside of the United States.

Revenue from our Income Generating Assets segment for the year ended December 31, 2016 was $212.6 million, a decrease of 58.6%, or $346.1 million, compared to the year ended December 31, 2015, primarily due to the reduction in royalties from $485.2 million to $166.2 million when the patent license agreement with Genentech expired after the first quarter of 2016 and a reduction in royalty rights-change in fair value due to a reduction in estimated fair value of the Depomed and U-M royalty assets. This decrease was partially offset by an increase in royalty rights - change in fair value due to a $5.0 million milestone payment received for Invokamet XR, a $6.0 million milestone payment received for Jentadueto XR, a $6.0 million milestone payment received for Synjardy XR under the Depomed Royalty Agreement. Net cash royalty payments for the year-end December 31, 2016 were $72.6 million, compared with $43.4 million in the previous year.

The following tables provides a summary of activity with respect to our royalty rights - change in fair value for the year ended December 31, 2016:

		Change in	Royalty Rights -
(in thousands)	Cash Royalties	Fair Value	Change in Fair Value
Depomed	$59,342	$(27,796)	$31,546
VB	1,468	(2,135)	(667)
U-M	3,013	(34,799)	(31,786)
ARIAD	7,508	8,590	16,098
AcelRx	8	46	54
Avinger	1,220	(905)	315
KYBELLA	23	613	636
	$72,582	$(56,386)	$16,196

Operating Expenses

A summary of our operating expenses for the years ended December 31, 2017, 2016 and 2015, is presented below:

(Dollars in thousands, except for percentages)	2017	2016	Change from Prior Year %	2015	Change from Prior Year %
Costs of product revenue, (excluding intangible amortization)	$30,537	$4,065	651%	$—	N/M
Amortization of intangible assets	24,689	12,028	105%	—	N/M
General and administrative	45,641	39,790	15%	36,090	10%
Sales and marketing	17,683	538	3,187%	—	N/M
Research and development	7,381	3,820	93%	—	N/M
Change in fair value of anniversary payment and contingent consideration	349	(3,716)	(109)%	—	N/M
Asset impairment loss	—	3,735	(100)%	—	N/M
Acquisition-related costs	—	3,564	(100)%	—	N/M
Loss on extinguishment of notes receivable	—	51,075	(100)%	3,979	1,184%
Total operating expenses	$126,280	$114,899	10%	$40,069	187%
Percentage of total revenues	39%	47%		7%
___________________
N/M = Not meaningful

For the year ended December 31, 2017, compared to December 31, 2016

Total operating expenses increased by 10%, or $11.4 million for the year ended December 31, 2017, when compared to the year ended December 31, 2016. The increase in operating expenses was a result of the acquisitions in the Pharmaceutical and Medical Devices segments, contributing an additional $26.5 million of cost of product revenue, $12.7 million of amortization of intangible assets, $17.1 million in sales and marketing expenses, and $3.6 million in research and development costs for the completion of a pediatric trial for Tekturna. General administrative expenses increased by $5.9 million of which $7.5 million was related to the Pharmaceutical segment and $3.2 million was related to the Medical Device segment, partially offset by decreased $51.1 million in loss on extinguishment for the Direct Flow Medical notes receivable, decreased professional consulting service expenses, and decreased asset purchase expenses.

For the year ended December 31, 2016, compared to December 31, 2015

Total operating expenses increased by 187%, or $74.8 million for the year ended December 31, 2016, when compared to the year ended December 31, 2015. The increase in operating expenses was a result of a $51.1 million impairment charge relating to our Direct Flow Medical note receivable investment, a $12.0 million amortization charge for acquisition-related intangible assets, a $3.7 million goodwill impairment charge as result of lower cash flow projections for the Noden reporting unit, a $3.8 million charge relating to cost for the sale of the Noden Products, a $3.8 million research and development charge related to the Tekturna pediatric trial and $3.6 million of acquisition related costs incurred as result of the Noden Transaction. This was offset by a $3.7 million net gain for acquisition-related contingent consideration, which consists of certain potential milestone obligations to Novartis, and was recorded on the acquisition date, July 1, 2016, at the estimated fair value of the obligation, and was remeasured as of December 31, 2016. The change in fair value of the contingent consideration as of December 31, 2016 is primarily due to the reduction in estimated future cash flows used in the fair value calculation at the date of acquisition.

Non-Operating Expense, Net

A summary of our non-operating expense, net, for the years ended December 31, 2017, 2016 and 2015, is presented below:

(Dollars in thousands, except for percentages)	2017	2016	Change from Prior Year %	2015	Change from Prior Year %
Interest and other income, net	$1,659	$588	182%	$368	60%
Interest expense	(20,221)	(18,267)	11%	(27,059)	(32)%
Gain (loss) on bargain purchase	9,309	—	N/M	—	—%
Gain (loss) on extinguishment of debt	—	(2,353)	(100)%	6,450	(136)%
Total non-operating expense, net	$(9,253)	$(20,032)	(54)%	$(20,241)	(1)%
___________________
N/M = Not meaningful

For the year ended December 31, 2017, compared to December 31, 2016

Total non-operating expenses decreased by 54%, or $10.8 million for the year ended December 31, 2017, when compared to the year ended December 31, 2016. Non-operating expense, net, decreased, in part, due to the gain on bargain purchase recognized upon the acquisition of LENSAR and the partial repayment of the February 2018 Notes in November 2016, partially offset by the increase in interest expense from the December 2021 Note issued during the fourth quarter of 2016. The increase in interest expense for the year ended December 31, 2017, as compared to 2016, consisted primarily of non-cash interest expense as we are required to compute interest expense using the interest rate for similar nonconvertible instruments in accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion.

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

Income Taxes

Income tax expense for the years ended December 31, 2017, 2016, and 2015, was $73.8 million, $45.7 million and $197.3 million, respectively, which resulted primarily from applying the federal statutory income tax rate to income before income taxes. The tax rate of 40.0% in 2017 and 41.8% in 2016 differs from the statutory tax rate of 35%, primarily as a result of Subpart F income, gain on bargain purchase recognized upon the acquisition of LENSAR, state taxes and the impacts of applying the revaluation of deferred taxes resulting from the 2017 Tax Act enactment.

During 2017, as a result of the evaluation of our uncertain tax positions, we increased the unrecognized tax benefits by $19.8 million primarily related to state items. The future impact of the unrecognized tax benefits of $79.2 million, if recognized, is comprised of $23.7 million, which would affect the effective tax rate, and $55.5 million, which would result in adjustments to deferred tax assets.

Estimated interest and penalties associated with unrecognized tax benefits increased our income tax expense in the Consolidated Statements of Income by $1.0 million during the year ended December 31, 2017, increased income tax expense by $1.0 million during the year ended December 31, 2016, and increased income tax expense by $2.3 million during the year ended December 31, 2015. In general, our income tax returns are subject to examination by U.S. federal, state and local tax authorities for tax years 1996 forward. Interest and penalties associated with unrecognized tax benefits accrued on the balance sheet were $7.0 million and $6.0 million as of December 31, 2017 and 2016, respectively. In May 2012, we received a “no-change” letter from the IRS upon completion of an examination of our 2008 federal tax return. We are currently under income tax examination in the state of California for tax years 2009 through 2015. Although the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year, except as noted above, we do not anticipate any material change to the amount of our unrecognized tax benefit over the next 12 months.

Net Income per Share

Net income per share for the years ended December 31, 2017, 2016 and 2015, is presented below:

	Year Ended December 31,
	2017	2016	2015
Net income per basic share	$0.71	$0.39	$2.04
Net income per diluted share	$0.71	$0.39	$2.03

Liquidity and Capital Resources

We finance our operations primarily through royalty and other license-related revenues, public and private placements of debt and equity securities, interest income on invested capital and revenues from pharmaceutical and medical device product sales. We currently have 14 full-time employees at PDL managing our intellectual property, our asset acquisitions, operations and other corporate activities as well as providing for certain essential reporting and management functions of a public company. In addition, we have 15 full-time employees at our operating subsidiary, Noden, who manage Noden’s business and operations, and 58 full time employees at our operating subsidiary, LENSAR, who manage the medical device business and operations.

Our future capital requirements are difficult to forecast and will depend upon many factors, including our ability to identify and acquire specialty pharmaceutical products, the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, the resources we devote to developing and supporting our products and other factors. Additionally, we will continue to evaluate possible acquisitions of new products, royalty revenues or other income generating assets, which may require the use of cash or additional financing.

The general cash needs of our Income Generating Assets, Pharmaceutical and Medical Device segments can vary significantly. The cash needs of our Income Generating Assets segment tend to be driven by legal and professional service fees as well as the funding of potential repurchases of our common stock. In our Pharmaceutical segment, cash needs tend to be driven primarily by material purchases and anticipated near term capital expenditures. In our Medical Device segment, the primary factors determining cash needs tend to be the funding of our operations.

We had cash, cash equivalents and investments in the aggregate of $532.1 million and $242.1 million at December 31, 2017 and 2016, respectively. The increase was primarily attributable to sale of the kaléo note receivables for $144.8 million, the receipt of $108.2 million from ARIAD to repurchase their royalty rights, proceeds from royalty right payments of $107.3 million, proceeds from the sale of assets held for sale of $8.2 million, and cash provided by operating activities of $40.6 million, partially offset by the anniversary payment to Novartis of the $89.0 million under the Noden Purchase Agreement, repurchase of common stock under our share repurchase program for $30.0 million, cash paid for the repurchase of a noncontrolling interest in Noden of $2.2 million, and the purchase of fixed assets of $1.3 million.

On March 1, 2017, we announced that our board of directors authorized the repurchase of up to $30.0 million of our common stock through March 2018 pursuant to a share repurchase program. The repurchases under the share repurchase program were made from time to time in the open market or in privately negotiated transactions and were funded from our working capital. All shares of common stock repurchased under this share repurchase program were retired and restored to authorized but unissued shares of common stock as of June 30, 2017. We repurchased 13.3 million shares of common stock under the share repurchase program during the year ended December 31, 2017 for an aggregate purchase price of $30.0 million, or an average cost of $2.25 per share.

On September 25, 2017, we announced that our board of directors authorized a new repurchase program to repurchase up to $25.0 million of our common stock. Under the new share repurchase program, purchases of our common stock may be made from time to time in the open market or in privately negotiated transactions and are funded from our working capital. The amount and timing of such repurchases are dependent upon the price and availability of shares, general market conditions and the availability of cash. Repurchases may also be made under a Rule 10b5-1 trading plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. All shares of common stock repurchased under the share repurchase program are expected to be retired and restored to authorized but unissued shares of common stock. As of December 31, 2017, we have not repurchased shares under this plan due to trading restrictions. The repurchase program may be suspended or discontinued at any time without notice.

We believe that cash from future revenues from acquired pharmaceutical products, medical devices and/or income generating assets, net of operating expenses, debt service and income taxes, plus cash on hand, will be sufficient to fund our operations over the next several years. However, our acquired pharmaceutical products, medical devices and/or income generating assets will not result in cash flows to us, in the near term, that will replace the cash flows we received from our license agreements related to the Queen et al. patents. In the second quarter of 2016, our cash flows materially decreased after we stopped receiving payments from certain of the Queen et al. patent licenses and our legal settlements. Our continued success is dependent on our ability to acquire new additional pharmaceutical products, medical devices and/or income generating assets, and the timing of these transactions, in order to provide recurring cash flows going forward that support our business model, and service our debt.

We continuously evaluate alternatives to increase return for our stockholders, including, for example, purchasing income generating assets, selling certain assets, buying back our convertible notes, repurchasing our common stock or potentially selling our company.

We may consider additional debt or equity financings to support growth if cash flows from our existing business are not sufficient to fund future product or income generating asset opportunities and acquisitions.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

Convertible Note

As of December 31, 2017, our convertible note obligation consisted of our February 2018 Notes and December 2021 Notes, which in the aggregate totaled $276.4 million in principal. On February 1, 2018, we repaid the February 2018 Notes at their maturity for a total cash payment of $129.0 million.

We expect that our debt service obligations over the next several years will consist of interest payments and repayment of our December 2021 Notes. We may further seek to exchange, repurchase or otherwise acquire the convertible notes in the open market in the future, which could adversely affect the amount or timing of any distributions to our stockholders. We would make such exchanges or repurchases only if we deemed it to be in our stockholders’ best interest. We may finance such repurchases with cash on hand and/or with public or private equity or debt financings if we deem such financings to be available on favorable terms.

Noden Purchase Agreement

Pursuant to the Noden Purchase Agreement, Noden is required to pay up to $95.0 million in milestone payments, subject to the occurrence of such milestones. If the milestones are achieved, we expect to fund at least $38.0 million in the form of additional equity contributions to Noden.

Kybella Royalty Agreement

On July 8, 2016, we entered into a royalty purchase and sales agreement with an individual, whereby we acquired that individual’s rights to receive certain royalties on sales of KYBELLA by Allergan plc, in exchange for a $9.5 million cash payment and up to $1.0 million in future milestone payments based upon product sales targets.

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2017:

	Payments Due by Period
	Less Than			More than
(in thousands)	1 Year	1-3 Years	4-5 Years	5 years	Total
Operating leases (1)	$1,133	$2,711	$—	$—	$3,844
Convertible notes (2)	130,993	162,375	—	—	293,368
Inventory (3)	75,564	105,795	—	—	181,359
Contingent consideration (4)	—	55,000	40,000	—	95,000
Total contractual obligations	$207,690	$325,881	$40,000	$—	$573,571

_____________________________
(1) Amounts represent the lease for our headquarters in Incline Village, Nevada, the lease for the Noden Pharma DAC office in Dublin, Ireland, the lease for the LENSAR office and manufacturing facility in Orlando, Florida and operating leases for office equipment.
(2) Amounts represent principal and cash interest payments due on the convertible notes.
(3) Consist of minimum purchase obligation under the Novartis supply agreement for bulk tablets and active pharmaceutical ingredient (API) and Coherent, Inc. Original Equipment Manufacturing agreement for LENSAR Staccato Lasers.
(4) Pursuant the terms of the Noden Purchase Agreement, Noden Pharma DAC is committed to pay Novartis up to an additional $95.0 million contingent on achievement of milestones based on sales targets and the date of the launch of a generic drug containing the pharmaceutical ingredient aliskiren.

Guarantees

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

In addition, Noden and Novartis entered into a supply agreement pursuant to which Novartis will manufacture and supply to Noden a finished form of the Noden Products and bulk drug form of the Noden Products for specified periods of time prior to the transfer of manufacturing responsibilities for the Noden Products to another manufacturer. The supply agreement commits Noden to a minimum purchase obligation of approximately $74.2 million and $105.8 million over the next twelve and thirty-six months, respectively. Noden expects to meet this requirement.

LENSAR and Coherent, Inc. entered into an Original Equipment Manufacturer agreement pursuant to which Coherent, Inc. will manufacture and supply to LENSAR Staccato Lasers by December 31, 2018. The supply agreement commits LENSAR to a minimum purchase obligation of approximately $1.3 million over the next twelve months. LENSAR expects to meet this requirement.

Escrow Receivable

On September 21, 2017, we entered into an agreement (the “kaléo Note Sale Agreement”) with MAM-Kangaroo Lender, LLC, a Delaware limited liability company (the “kaléo Purchaser”), pursuant to which we sold our entire interest in the notes issued by Accel 300, LLC (“Accel 300”) pursuant to that certain Indenture, dated as of April 1, 2014, by and between Accel 300 and U.S. Bank National Association, as the current trustee of the notes described therein (the “kaléo Note”).

Pursuant to the kaléo Note Sale Agreement, the kaléo Purchaser paid to us an amount equal to 100% of the then outstanding principal, a premium of 1% of such amount and accrued interest under the kaléo Notes, for an aggregate cash purchase price of $141.7 million.

$1.4 million of the aggregate purchase price was deposited into an escrow account as a potential payment against certain contingencies for 18 months, after which the escrow agent is required to release any funds remaining in the escrow account to us.

We do not believe that it will be subject to claims contemplated under the escrow agreement. However, in the event that such a claim is made, and if successful, the amount of such a claim up to $1.4 million would be released from the escrow to the kaléo Purchaser, which may reduce the amount ultimately returned to us when the 18 month escrow period has ended. As of December 31, 2017, we are not aware of any claims by the kaléo Purchaser that would reduce the escrow receivable.

Recently Issued Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” in Item 8, “Financial Statements and Supplementary Data” of this Annual Report for information regarding recently issued accounting pronouncements.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our investment portfolio was approximately $422.4 million at December 31, 2017, and $95.0 million at December 31, 2016, and consisted of investments in Rule 2a-7 money market funds and a corporate security. If market interest rates were to have increased by 1% in either of these years, there would have been no material impact on the fair value of our portfolio.

The aggregate fair value of our convertible notes was estimated to be $274.2 million at December 31, 2017, and $246.0 million at December 31, 2016, based on available pricing information. At December 31, 2017 and 2016, our convertible notes consisted of the February 2018 Notes, with a fixed interest rate of 4.0%, and the December 2021 Notes, with a fixed interest rate of 2.75%. These obligations are subject to interest rate risk because the fixed interest rates under these obligations may exceed current interest rates.

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

(in thousands)	2018	2019	2020	2021	Total	Fair Value
Convertible notes
Fixed Rate	$126,447	$—	$—	$150,000	$276,447	$274,159	(1)
Average Interest Rate	2.80%	2.75%	2.75%	2.75%
_________________________

(1)	The fair value of the remaining payments under our February 2018 Notes and the December 2021 Notes was estimated based on the trading value of these notes at December 31, 2017.

Foreign Exchange Risk

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PDL BioPharma, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of PDL BioPharma, Inc. and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded LENSAR, Inc. from its assessment of internal control over financial reporting as of December 31, 2017, because it was acquired by the Company in a purchase business combination during the year ended December 31, 2017. We have also excluded LENSAR, Inc. from our audit of internal control over financial reporting. LENSAR, Inc. is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 2.4% and 4.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
March 16, 2018

We have served as the Company’s auditor since 2014.

PDL BIOPHARMA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$527,266	$147,154
Short-term investments	4,848	19,987
Accounts receivable, net	31,183	40,120
Notes receivable	53,613	111,182
Investments-other	—	75,000
Inventory	9,147	2,884
Prepaid and other current assets	14,386	1,704
Total current assets	640,443	398,031
Property and equipment, net	7,222	38
Royalty rights - at fair value	349,223	402,318
Notes and other receivables, long-term	17,124	159,768
Long-term deferred tax assets	2,432	19,257
Intangible assets, net	215,823	228,542
Other assets	10,856	7,433
Total assets	$1,243,123	$1,215,387

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,785	$7,016
Accrued liabilities	45,881	30,575
Accrued income taxes	1,377	4,723
Anniversary payment	—	88,001
Convertible notes payable	126,066	—
Total current liabilities	193,109	130,315
Convertible notes payable	117,415	232,443
Contingent consideration	42,000	42,650
Other long-term liabilities	44,709	54,556
Total liabilities	397,233	459,964

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 350,000 shares authorized; 153,775 and 165,538 shares issued and outstanding at December 31, 2017 and 2016, respectively	1,538	1,655
Additional paid-in capital	(102,443)	(107,628)
Accumulated other comprehensive income	1,181	—
Retained earnings	945,614	857,116
Total PDL’s stockholders’ equity	845,890	751,143
Noncontrolling interests	—	4,280
Total stockholders’ equity	845,890	755,423
Total liabilities and stockholders’ equity	$1,243,123	$1,215,387

See accompanying notes.

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Royalties from Queen et al. patents	$36,415	$166,158	$485,156
Royalty rights - change in fair value	162,327	16,196	68,367
Interest revenue	17,744	30,404	36,202
Product revenue, net	84,123	31,669	—
License and other	19,451	(126)	723
Total revenues	320,060	244,301	590,448
Operating expenses
Cost of product revenue, (excluding intangible amortization)	30,537	4,065	—
Amortization of intangible assets	24,689	12,028	—
General and administrative	45,641	39,790	36,090
Sales and marketing	17,683	538	—
Research and development	7,381	3,820	—
Change in fair value of anniversary payment and contingent consideration	349	(3,716)	—
Asset impairment loss	—	3,735	—
Acquisition-related costs	—	3,564	—
Loss on extinguishment of notes receivable	—	51,075	3,979
Total operating expenses	126,280	114,899	40,069
Operating income	193,780	129,402	550,379
Non-operating expense, net
Interest and other income, net	1,659	588	368
Interest expense	(20,221)	(18,267)	(27,059)
Gain on bargain purchase	9,309	—	—
Gain (loss) on extinguishment of debt	—	(2,353)	6,450
Total non-operating expense, net	(9,253)	(20,032)	(20,241)
Income before income taxes	184,527	109,370	530,138
Income tax expense	73,826	45,711	197,343
Net income	110,701	63,659	332,795
Less: Net income/(loss) attributable to noncontrolling interests	(47)	53	—
Net income attributable to PDL’s stockholders	$110,748	$63,606	$332,795

Net income per share
Basic	$0.71	$0.39	$2.04
Diluted	$0.71	$0.39	$2.03
Weighted average shares outstanding
Basic	155,394	163,805	163,386
Diluted	156,257	164,192	163,554
Cash dividends declared per common share	$—	$0.10	$0.60

See accompanying notes.

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2017	2016	2015

Net income	$110,701	$63,659	$332,795

Other comprehensive income (loss), net of tax
Change in unrealized gains on investments in available-for-sale securities:
Change in fair value of investments in available-for-sale securities, net of tax	1,181	122	783
Adjustment for net (gains) losses realized and included in net income, net of tax	—	(557)	(712)
Total change in unrealized gains on investments in available-for-sale securities, net of tax(a)	1,181	(435)	71
Change in unrealized gains (losses) on cash flow hedges:
Change in fair value of cash flow hedges, net of tax	—	—	4,626
Adjustment to royalties from Queen et al. patents for net (gains) losses realized and included in net income, net of tax	—	(1,821)	(5,390)
Total change in unrealized losses on cash flow hedges, net of tax(b)	—	(1,821)	(764)
Total other comprehensive income (loss), net of tax	1,181	(2,256)	(693)
Comprehensive income	111,882	61,403	332,102
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(47)	53	—
Comprehensive income attributable to PDL’s stockholders	$111,929	$61,350	$332,102
___________________________________
(a) Net of tax of $314, ($234) and $38 for the years ended December 31, 2017, 2016 and 2015, respectively.
(b) Net of tax of zero, ($981) and ($411) for the years ended December 31, 2017, 2016 and 2015, respectively.

See accompanying notes.

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	PDL’s Stockholders Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2014	162,186,482	$1,622	$(119,874)	$575,740	$2,949	$—	$460,437
Issuance of common stock, net	758,533	8	(8)	—	—	—	—
Extinguishment of convertible debt	1,341,600	13	87	—	—	—	100
Stock-based compensation expense	—	—	2,045	—	—	—	2,045
Tax benefit from stock options	—	—	(233)	—	—	—	(233)
Dividends declared	—	—	—	(98,499)	—	—	(98,499)
Comprehensive income:
Net income	—	—	—	332,795	—	—	332,795
Change in unrealized gains and losses on investments in available-for-sale securities, net of tax	—	—	—	—	71	—	71
Changes in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	(764)	—	(764)
Total comprehensive income							332,102
Balance at December 31, 2015	164,286,615	1,643	(117,983)	810,036	2,256	—	695,952
Issuance of common stock, net	1,251,832	12	(12)	—	—	—	—
Issuance of convertible debt	—	—	25,465	—	—	—	25,465
Purchase of purchased call options, net of tax	—	—	(14,400)	—	—	—	(14,400)
Sale of subsidiary shares to non-controlling interest	—	—	(3,977)	—	—	4,227	250
Stock-based compensation expense	—	—	3,741	—	—	—	3,741
Tax benefit from stock options	—	—	(462)	—	—	—	(462)
Dividends declared	—	—	—	(16,526)	—	—	(16,526)
Comprehensive income:
Net income	—	—	—	63,606	—	53	63,659
Change in unrealized gains and losses on investments in available-for-sale securities, net of tax	—	—	—	—	(435)	—	(435)
Changes in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	(1,821)	—	(1,821)
Total comprehensive income							61,403
Balance at December 31, 2016	165,538,447	1,655	(107,628)	857,116	—	4,280	755,423
Issuance of common stock, net	1,582,698	16	(16)	—	—	—	—
Stock-based compensation expense	—	—	3,138	—	—	—	3,138
Repurchase and retirement of common stock	(13,346,389)	(133)	—	(29,867)	—	—	(30,000)
Acquisition of Noden common stock	—	—	2,063	—	—	(4,233)	(2,170)
Cumulative effect from change in accounting principles	—	—	—	7,617	—	—	7,617
Comprehensive income:
Net income	—	—	—	110,748	—	(47)	110,701
Change in unrealized gains and losses on investments in available-for-sale securities, net of tax	—	—	—	—	1,181	—	1,181
Total comprehensive income							111,882
Balance at December 31, 2017	153,774,756	$1,538	$(102,443)	$945,614	$1,181	$—	$845,890

See accompanying notes.

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$110,701	$63,659	$332,795
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible notes and term loan offering costs	11,038	10,009	12,963
Amortization of intangible assets	24,689	12,028	—
Asset impairment loss	—	3,735	—
Change in fair value of royalty rights - at fair value	(162,327)	(16,196)	(68,367)
Change in fair value of derivative asset	49	906	(985)
Change in fair value of anniversary payment and contingent consideration	349	(3,716)	—
Other amortization, depreciation and accretion of embedded derivative	2,366	18	40
Inventory write-down	2,012	342	—
Allowance for doubtful accounts	76	—	—
Loss on extinguishment of notes receivable	—	51,075	3,979
(Gain) loss on extinguishment of convertible notes	—	2,353	(6,450)
Gain on sale of available-for-sale securities	(108)	(882)	(997)
Escrow receivable	(1,400)	—	—
Bargain purchase gain	(9,309)	—	—
Stock-based compensation expense	3,138	3,742	2,045
Deferred income taxes	39,172	(10,676)	17,251
Changes in assets and liabilities:
Accounts receivable	5,877	(34,120)	—
Receivables from licensees and other	5,055	(6,000)	300
Prepaid and other current assets	(9,100)	(1,526)	(42)
Accrued interest on notes receivable	1,475	(2,764)	(2,246)
Inventory	(1,120)	(3,227)	—
Other assets	(1,400)	(757)	(865)
Accounts payable	10,840	6,621	76
Accrued liabilities	13,120	22,729	(1,048)
Accrued income taxes	(3,346)	1,352	79
Deferred tax liability	—	(787)	—
Other long-term liabilities	(1,223)	3,800	12,937
Net cash provided by operating activities	40,624	101,718	301,465
Cash flows from investing activities
Acquisition of business, net of cash	—	(109,938)	—
Purchases of investments	(23,213)	(22,952)	—
Purchase of investments - other	—	(75,000)	—
Maturities of investments-other	75,000	—	—
Proceeds from sales of available-for-sale securities	39,956	4,680	1,947
Purchase of royalty rights - at fair value	—	(59,500)	(115,000)
Proceeds from royalty rights - at fair value	107,253	72,582	43,407
Sale of royalty rights - at fair value	108,169	—	—
Purchase of notes receivable	—	(9,010)	(35,235)
Repayment of notes receivable	144,829	54,653	25,242
Proceeds from sales of assets held for sale	8,190	—	—
Purchase of property and equipment	(1,297)	(25)	(9)
Net cash provided by (used in) investing activities	458,887	(144,510)	(79,648)
Cash flows from financing activities
Proceeds from term loan	—	—	100,000
Repayment of term loan	—	(25,000)	(75,000)
Repurchase of convertible notes	—	(120,000)	(220,397)
Payment of debt issuance costs	—	(3,204)	(607)
Proceeds from issuance of convertible notes	—	150,000	—
Purchase of call options	—	(14,400)	—
Payment of anniversary payment	(87,007)	—	—
Cash received from noncontrolling interest holder	—	250	—
Cash paid for purchase of noncontrolling interest	(2,170)	—	—
Repurchase and retirement of common stock	(30,000)	—	—
Cash dividends paid	(222)	(16,583)	(98,307)
Net cash used in financing activities	(119,399)	(28,937)	(294,311)
Net increase (decrease) in cash and cash equivalents	380,112	(71,729)	(72,494)
Cash and cash equivalents at beginning of the year	147,154	218,883	291,377
Cash and cash equivalents at end the year	$527,266	$147,154	$218,883
See accompanying notes

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Supplemental cash flow information
Cash paid for income taxes	$43,366	$50,000	$168,000
Cash paid for interest	$9,286	$11,410	$16,987
Supplemental schedule of non-cash investing and financing activities
Stock issued to settle debt	$—	$—	$9,794
Conversion of notes receivable to common stock investment	$—	$—	$6,567
Warrants received for notes receivable	$—	$2,342	$—
Accrued Anniversary Payment associated with the acquisition of a business	$—	$87,007	$—
Accrued contingent consideration associated with the acquisition of a business	$—	$47,360	$—
Asset held for sale reclassified from notes receivable to other assets	$10,000	$—	$—
Extinguishment of notes receivable	$43,909	$—	$—

See accompanying notes

PDL BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

1. Organization and Business

PDL BioPharma, Inc. and its subsidiaries (collectively, the “Company”) seeks to provide a significant return for its stockholders by acquiring and managing a portfolio of companies, products, royalty agreements and debt facilities in the biotechnology, pharmaceutical and medical device industries. In 2012, the Company began providing alternative sources of capital through royalty monetizations and debt facilities, and in 2016, the Company began acquiring commercial-stage products and launching specialized companies dedicated to the commercialization of these products. To date, the Company has consummated seventeen of such transactions, of which nine are active and outstanding. At December 31, 2017, one debt transaction is outstanding, representing deployed capital of $20.0 million: CareView Communications, Inc. (“CareView”); one hybrid royalty/debt transaction is outstanding, representing deployed capital of $44.0 million: Wellstat Diagnostics, LLC (a/k/a/ Defined Diagnostics, LLC (“Wellstat Diagnostics”); and five royalty transactions are outstanding, representing deployed capital of $396.1 million, respectively: KYBELLA®, AcelRx Pharmaceuticals, Inc. (“AcelRx”), The Regents of the University of Michigan (“U-M”), Viscogliosi Brothers, LLC (“VB”) and Depomed, Inc. and Depo DR Sub, LLC (together, “Depomed”). The Company’s equity and loan investments in Noden Pharma DAC, Inc. and Noden Pharma USA, Inc. (together, and including their respective subsidiaries, “Noden”) represent deployed capital of $179.0 million, respectively, and its converted equity and loan investment in LENSAR, Inc. (“LENSAR”) represents deployed capital of $40.0 million.

The Company operates in three segments designated as Income Generating Assets, Pharmaceutical and Medical Devices.

The Company’s Income Generating Assets segment consists of revenue derived from (i) notes and other long-term receivables, (ii) royalty rights - at fair value, (iii) equity investments and (iv) royalties from issued patents in the United States and elsewhere, covering the humanization of antibodies, which the Company refers to as the Queen et al. patents. The Company’s Pharmaceutical segment consists of revenue derived from branded prescription medicine product sold under the name Tekturna® and Tekturna HCT® in the United States and Rasilez® and Rasilez HCT® in the rest of the world (collectively, the “Noden Products” or “Tekturna”) sales. The Company’s Medical Devices segment consists of revenue derived from the LENSAR® Laser System sales.

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

A subsidiary is an entity in which the Company, directly or indirectly, controls more than one half of the voting power; has the power to appoint or remove the majority of the members of the board of directors; to cast a majority of votes at the meeting of the board of directors or to govern the financial and operating policies of the investee under a statute or agreement among the stockholders or equity holders.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements. The accounting estimates that require management’s most significant, difficult and subjective judgments include the valuation of royalty rights - at fair value, revenue recognition and allowance for customer credits, the valuation of inventory, the assessment of recoverability of goodwill and intangible assets and their estimated useful lives, the valuation and recognition of share-based compensation, the recognition and measurement of current and deferred income tax assets and liabilities, and contingent consideration estimates. Actual results could differ from those estimates.

Segment Reporting

Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the entity’s chief operating decision maker, in deciding how to allocate resources and in assessing performance. The Company has evaluated its operating segments in accordance with ASC 280, and has identified three reportable segments: Income Generating Assets, Pharmaceutical and Medical Devices at December 31, 2017.

Cash Equivalents

The Company considers all highly liquid investments with initial maturities of three months or less at the date of purchase to be cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions and, by policy, limit the amount of credit exposure in any one financial instrument.

Accounts Receivable

As of December 31, 2017 and 2016, the Company had $76,000 and zero allowance for doubtful accounts, respectively. The Company provides an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when the Company determines that recovery is unlikely and the Company cease collection efforts.

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

On July 1, 2016, Noden Pharma DAC entered into an asset purchase agreement (“Noden Purchase Agreement”) where by it purchased from Novartis Pharma AG (“Novartis”) the exclusive worldwide rights to manufacture, market, and sell the Noden Products and certain related assets and assumed certain related liabilities (the “Noden Transaction”). Upon the consummation of the Noden Transaction, a noncontrolling interest holder acquired a 6% equity interest in Noden. The equity interest of the noncontrolling interest holder was subject to vesting and repurchase rights over a four-year period. In May 2017, such equity interest was repurchased for $2.2 million in cash by the Company. The Company accounted for the repurchase in accordance with ASC 810 and recognized the difference between the fair value of the consideration paid and the amount by which the noncontrolling interest is adjusted for in equity attributable to the Company. The Company consolidates Noden under the voting interest model as of December 31, 2017 and 2016. For additional information about the consolidation of Noden see Note 21.

Fair Value Measurements

The fair value of the Company’s financial instruments are estimates of the amounts that would be received if the Company were to sell an asset or the Company paid to transfer a liability in an orderly transaction between market participants at the measurement date or exit price. The assets and liabilities are categorized and disclosed in one of the following three categories:

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

Notes Receivable and Other Long-Term Receivables

The Company accounts for its notes receivable at amortized cost, net of unamortized origination fees, if any, and adjusted for any allowance for loan losses. Interest is accreted or accrued to “Interest revenue” using the effective interest method. When and if supplemental payments are received from certain of these notes and other long-term receivables, an adjustment to the estimated effective interest rate is affected prospectively.

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

At December 31, 2017, the Company had three notes receivable investments on non-accrual status with a cumulative investment cost and fair value of approximately $70.7 million and $71.3 million, respectively, compared to four note receivable investments on non-accrual at December 31, 2016 with a cumulative investment cost and fair value of approximately $105.3 million and $107.4 million, respectively. During the years ended December 31, 2017, 2016 and 2015, the Company recognized losses of zero, $51.1 million and $4.0 million, respectively, on extinguishment of notes receivable. For the year ended December 31, 2017, the Company recognized $3.1 million of interest revenue for the CareView note receivable investment as result of cash interest payments made during fiscal year of 2017. For the years ended December 31, 2016 and 2015, the Company did not recognize any interest for note receivable investments on non-accrual status.

Inventory

Inventory, which consists of raw material, work-in-process and finished goods, is stated at the lower of cost or market value. The Company determines cost using the first-in, first-out method. Inventory levels are analyzed periodically and written down to their net realizable value if they have become obsolete, have a cost basis in excess of its expected net realizable value or are in excess of expected requirements. The Company evaluates for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. The Company classifies inventory as current on the Consolidated Balance Sheets when the Company expects inventory to be consumed for commercial use within the next twelve months.

During the years ended December 31, 2017 and 2016, the Company recognized an inventory write-down of $2.0 million and $0.3 million for the Noden Products that the Company would not be able to sell prior to their expiration. There were no inventory write-downs related to excess and obsolete inventory recorded in the year ended December 31, 2015.

Intangible Assets

Intangible assets with finite useful lives consist primarily of acquired product rights and acquired technology and are amortized on a straight-line basis over their estimated useful lives, over 10 to 15 years. The estimated useful lives associated with finite-lived intangible assets are consistent with the estimated lives of the associated products and may be modified when circumstances warrant. Such assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset.

Goodwill

Goodwill represents the excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed. The annual test for goodwill impairment is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step indicates impairment, then, in the second step, the loss is measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all identified assets and liabilities. The Company tests goodwill for impairment annually in December and when events or changes in circumstances indicate that the carrying value may not be recoverable. After completing the Company’s impairment review for the Noden reporting unit during the fourth quarter of 2016, the Company concluded that the goodwill of the Noden reporting unit was impaired. The Company recognized a goodwill impairment loss of $3.7 million as of December 31, 2016.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation was computed using the straight-line method over the following estimated useful lives:

Leasehold improvements	Lesser of useful life or term of lease
Manufacturing equipment	3-5 years
Computer and office equipment	3 years
Furniture and fixtures	7 years
Equipment under lease	Greater of lease term or 5-10 years

Convertible Notes

The Company issued the February 2018 Notes with a net share settlement feature, meaning that upon any conversion, the principal amount will be settled in cash and the remaining amount, if any, will be settled in shares of the Company’s common stock. The Company issued the December 2021 Notes with a settlement feature that allows the Company to settle the notes by paying or delivering, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of our common stock, at the Company’s election, although it is the current intention that they will be net-share settled. In accordance with accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, the Company separated the principal balance between the fair value of the liability component and the common stock conversion feature using a market interest rate for a similar nonconvertible instrument at the date of issuance.

Financing Costs Related to Long-term Debt

Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt using the effective interest method. Such costs are presented as a direct deduction from the carrying amount of the long-term debt liability, consistent with debt discounts, on the Company’s Consolidated Balance Sheets.

Product Revenue

General

The Company recognizes revenue from the sale of its products when (i) delivery has occurred, (ii) title has transferred, (iii) the selling price is fixed or determinable, (iv) collectability is reasonably assured and the Company has no further performance obligations. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company exercises judgment in determining that collectability is reasonably assured or that services have been delivered in accordance with the arrangement. The Company assesses collectability based primarily on the customer’s payment history and on the creditworthiness of the customer.

Revenues from LENSAR product sales contain multiple elements, including LENSAR® Laser system(s), disposable consumables, procedures, training, installation, warranty and maintenance services. The LENSAR® Laser system, training and installation services is one unit of accounting. All other elements are separate units of accounting. Disposable consumables, warranty and maintenance services are also sold on a stand-alone basis.

For multiple-element arrangements, revenue is allocated to each unit of accounting based on their relative selling prices. Relative selling prices are based first on vendor specific objective evidence of fair value (“VSOE”), then on third-party evidence of selling price (“TPE”) when VSOE does not exist, and then on management's best estimate of the selling price (“ESP”) when VSOE and TPE do not exist.

Because the Company has neither VSOE nor TPE for the LENSAR® Laser systems, the allocation of revenue is based on ESP for the systems sold. The objective of ESP is to determine the price at which the Company would transact a sale, had the product been sold on a stand-alone basis. The Company determines ESP for the LENSAR® Laser systems by considering multiple factors, including, but not limited to, features and functionality of the system, geographies, type of customer, and market conditions. The Company regularly reviews ESP and maintain internal controls over establishing and updating these estimates.

Revenues from Noden Products sales are recognized when shipped to the customer, which includes wholesalers, distributors and pharmacies. Revenues are recorded net of allowances for customer credits, including estimated chargebacks, rebates, discounts, returns, distribution service fees, patient assistance programs, and government rebates, such as Medicare Part D coverage gap reimbursements in the United States and other deductions and returns in the same period the related sales are recorded. Product shipping and handling costs are included in cost of product revenues.

For the period from July 1, 2016 through October 4, 2016, all of the Noden Products were distributed by Novartis under the terms of the Noden Purchase Agreement while transfer of the marketing authorization rights were pending. The Company presents revenue under the Novartis transition arrangement on a “net” basis and established a reserve for retroactive adjustment to the profit split with Novartis.

For the period from October 5, 2016 to December 31, 2017, Noden Pharma USA, Inc. distributed the Noden Products in the United States. The Company presented revenue for all sales in the United States on a “gross” basis and established a reserve for allowances.

For the period from October 5, 2016 to August 31, 2017, Novartis continued to distribute the Noden products outside of the United States. Beginning on September 1, 2017, Noden Pharma DAC began distributing the Noden Products to select countries outside the United States. The Company presents revenue for Noden Products sold by Novartis outside of the United States on a “net” basis.

Provisions

Customer Credits: The Company’s customers are offered various forms of consideration, including allowances, service fees and prompt payment discounts. The Company expects the customers will earn prompt payment discounts and, therefore, the Company deducts the full amount of these discounts from total product sales when revenues are recognized. Service fees are also deducted from total product sales as they are earned.

Rebates and Discounts: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program in the United States and mandated discounts in the European Union in markets where government-sponsored healthcare systems are the primary payers for healthcare. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector benefit providers. The accrual for rebates is based on statutory discount rates and expected utilization as well as historical data. The Company’s estimates for expected utilization of rebates are based on data received from the customers. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. If actual future rebates vary from estimates, the Company may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Chargebacks: Chargebacks are discounts that occur when certain contracted customers, which currently consist primarily of group purchasing organizations, Public Health Service institutions, non-profit clinics, and Federal government entities purchasing via the Federal Supply Schedule, purchase directly from the Company’s wholesalers. Contracted customers generally purchase the product at a discounted price. The wholesalers, in turn, charges back to the Company the difference between the price initially paid by the wholesalers and the discounted price paid by the contracted customers. In addition to actual chargebacks received, the Company maintains an accrual for chargebacks based on the estimated contractual discounts on the inventory levels on hand in the distribution channel. If actual future chargebacks vary from these estimates, the Company may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Medicare Part D Coverage Gap: Medicare Part D prescription drug benefit mandates manufacturers to fund 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. The Company’s estimates for the expected Medicare Part D coverage gap are based on historical invoices received and in part from data received from the Company’s customers. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. If actual future funding varies from estimates, the Company may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Co-payment Assistance: Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. The Company accrues a liability for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators.

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

Although the last of the Queen et al. patents expired in December 2014, the Company has received royalties beyond expiration based on the terms of its licenses and its legal settlement. Under the terms of the legal settlement between Genentech, Inc. (“Genentech”) and the Company, the first quarter of 2016 was the last period for which Genentech paid royalties to the Company for Avastin, Herceptin, Xolair, Kadcyla and Perjeta. Other products from the Queen et al. patent licenses, such as Tysabri®, entitle the Company to royalties following the expiration of its patents with respect to sales of licensed product manufactured prior to patent expiry in jurisdictions providing patent protection licenses. In November 2017, the Company was notified by Biogen, Inc. (“Biogen”) that product supply for Tysabri® that was manufactured prior to patent expiry, and for which the Company would receive royalties on, had been extinguished in the United States and was rapidly being reduced in other countries. As a result, the Company anticipates royalties from product sales of Tysabri to be substantially lower in 2018 and are expected to cease after the first quarter of 2019.

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

Foreign Currency Translation

The Company uses the U.S. dollar predominately as the functional currency of its foreign subsidiaries. For foreign subsidiaries where the U.S. dollar is the functional currency, gains and losses from remeasurement of foreign currency balances into U.S. dollars are included in the Consolidated Statements of Income. The aggregate net gains (losses) resulting from foreign currency transactions and remeasurement of foreign currency balances into U.S. dollars that were included in the Consolidated Statements of Income was insignificant for all periods presented.

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

Income Taxes

The provision for income taxes is determined using the asset and liability approach. Tax laws require items to be included in tax filings at different times than the items are reflected in the consolidated financial statements. A current liability is recognized for the estimated taxes payable for the current year. Deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. Deferred taxes are adjusted for enacted changes in tax rates and tax laws. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. Any interest and penalties on uncertain tax positions are included within the tax provision.

The 2017 Tax Cuts Act made significant changes to the Internal Revenue Code. These changes include a federal corporate tax rate decrease from a top rate of 35% to a flat rate of 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a partial territorial system, and temporary full expensing of certain business assets. The Company recognized in its Consolidated Financial Statements for the year ended December 31, 2017 estimated tax impacts related to the revaluation of deferred tax assets and liabilities. The ultimate impact may differ from these provisional amounts due to additional analysis, changes in interpretations and assumptions the Company has made and additional regulatory guidance that may be issued. The accounting is expected to be complete when the Company’s 2017 U.S. corporate income tax return is filed in 2018.

Business Combination

The Company applies ASC 805, Business combinations, pursuant to which the cost of an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities incurred, and equity instruments issued. The costs directly attributable to the acquisition are expensed as incurred. Identifiable assets, liabilities and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date, irrespective of the extent of any noncontrolling interests. The excess of the (i) the total of cost of acquisition, fair value of the noncontrolling interests and acquisition date fair value of any previously held equity interest in the acquiree over (ii) the fair value of the identifiable net assets of the acquiree is recorded as goodwill. If the cost of an acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in the Consolidated Statements of Income.

Lease Accounting and Lease Guarantee

The Company accounts for operating leases by recording rent expense on a straight-line basis over the expected life of the lease, commencing on the date the Company gains possession of leased property. The Company includes tenant improvement allowances and rent holidays received from landlords and the effect of any rent escalation clauses as adjustments to straight-line rent expense over the expected life of the lease.

Capital leases are reflected as a liability at the inception of the lease based on the present value of the minimum lease payments or, if lower, the fair value of the property. Assets under capital leases are recorded in property and equipment, net on the Company’s Consolidated Balance Sheets and depreciated in a manner similar to other property and equipment.

Upon the Spin-Off, the Company’s facility leases in Redwood City, California were assigned to Facet. In April 2010, Abbott Laboratories acquired Facet and later renamed the entity AbbVie Biotherapeutics, Inc. (“AbbVie”). However, if AbbVie were to default on its lease obligations, the Company has in substance guaranteed the lease payments for this facility. The Company would also be responsible for lease-related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. As of December 31, 2017, the total remaining lease payments, which run through December 2021, were $45.1 million. The carrying value of this lease guarantee was $10.7 million as of December 31, 2017 and is reflected in other long-term liabilities in the Company’s Consolidated Balance Sheet (see Note 15).

Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, intended to improve the accounting for share-based payment transactions as part of its simplification initiative. The ASU requires entities to record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the statement of income. The recognition of excess tax benefits and deficiencies and changes to diluted earnings per share are to be applied prospectively.  For tax benefits that were not previously recognized because the related tax deduction had not reduced taxes payable, the Company recorded a $7.7 million cumulative-effect adjustment in retained earnings as of the beginning of 2017, the year of adoption. The Company applied the presentation changes for excess tax benefits from financing activities to operating activities in the statement of cash flows using a prospective transition method. The guidance allows for an election to recognize forfeitures as they occur rather than on an estimated basis. The Company will continue to account for forfeitures on an estimated basis. During the year ended December 31, 2017, there were $0.3 million excess tax benefits recognized in the Consolidated Statement of Income and classified as an operating activity in the Consolidated Statement of Cash Flows.

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

On February 14, 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). Under current accounting guidance, the income tax effects for changes in income tax rates and certain other transactions are recognized in income from continuing operations resulting in income tax effects recognized in accumulated other comprehensive income that don’t reflect the current tax rate of the entity (“stranded tax effects”). ASU 2018-02 allows the Company the option to reclassify these stranded tax effects related to the change in the federal income tax rate as a result of the Tax Cuts and Jobs Act to retained earnings.

We adopted the provisions of ASU 2018-02 in the fourth quarter of 2017 and elect to reclassify the stranded tax effects related to the Tax Cuts and Job Act from accumulated comprehensive income to retained earnings in the year ended December 31, 2017. As a result of the adoption of ASU 2018-02, the Company’s retained earnings and accumulated other comprehensive loss increased by approximately $0.2 million.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  This guidance requires quantitative and qualitative disclosures covering the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including disclosures on significant judgments made when applying the guidance.  The new standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of adopting the guidance being recognized at the date of initial application (modified retrospective method). The new standard will be effective as of January 1, 2018 and will be adopted using the modified retrospective method.

Based on an assessment performed, the Company concluded that for the Income Generating Asset segment revenue from financial instruments which are accounted for in accordance with ASC 825, Fair Value Option, and will not be subject to the application of ASU 2014-09. As a result, the Company believes that Royalty Rights - At Fair Value are financial instruments that continue to be within the scope of Subtopic 825 and will be specifically exempted from the new revenue standard. Further, revenue from note receivable investments which are accounted for in accordance with ASC 310, Receivables, will not be subject to the application of ASU 2014-09. As a result, the Company believes that note receivable investments are contractual rights and obligations that continue to be within the scope of Subtopic 310 and will be specifically exempted from the new revenue standard.

For the Pharmaceutical segment, the Company will accelerate the recognition of revenues that have been recognized on a sell through method to the periods in which the sales occur, subject to the constraint on variable consideration. Except for transactions with third party logistic providers, the change is not expected to have a material impact on the Company’s Consolidated Financial Statements.

The Company continues to evaluate the impact of the new guidance to the Medical Devices segment.

The Company expects the new disclosure requirements to have an impact to the Company’s existing disclosures, as well as require new disclosures, which will impact the information reported in the Company’s Consolidated Financial Statements.

The Company is currently finalizing its evaluation of the effect of the guidance on the Company’s historical financial statements and disclosures. The Company will finalize its accounting assessment and quantitative impact of the adoption of the guidance during the first quarter of fiscal year 2018. As the Company completes its evaluation of this new standard, new information may arise that could change the Company’s current understanding of the impact to revenue and expense recognized and required disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which seeks to increase transparency and comparability among organizations by, among other things, recognizing lease assets and lease liabilities on the balance sheet for leases classified as operating leases under previous GAAP and disclosing key information about leasing arrangements. ASU No. 2016-02 becomes effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the provisions of ASU No. 2016-02 and assessing the impact, it may have on the Company’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The new guidance amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. ASU No. 2016-13 has an effective date of the fiscal years beginning December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating ASU 2016-13 and assessing the impact, it may have to the Company’s consolidated results of operations, financial position and cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The new standard provides for specific guidance how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods with those years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating ASU 2016-15 and assessing the impact, it may have to the Company’s Consolidated Statement of Cash Flows.

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which requires entities to show the changes in total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions on the balance sheet. The reconciliation can either be presented either on the face of the statement of cash flows or in the notes to the consolidated financial statements.  The new standard is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods therein and is to be applied retrospectively. Early adoption is permitted. The Company is currently analyzing the impact of ASU No. 2016-18 on the Company’s Consolidated Financial Statements.

3. Net Income per Share

Net Income per Basic and Diluted Share	Year Ended December 31,
(in thousands, except per share amounts)	2017	2016	2015
Numerator
Income attributable to the Company’s stockholders used to compute net income per diluted share	$110,748	$63,606	$332,795

Denominator
Total weighted-average shares used to compute net income per basic share	155,394	163,805	163,386
Effect of dilutive stock options	—	—	16
Restricted stock awards	863	387	152
Shares used to compute net income per diluted share	156,257	164,192	163,554

Net income per basic share	$0.71	$0.39	$2.04
Net income per diluted share	$0.71	$0.39	$2.03

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

February 2018 Notes Purchased Call Option and Warrant Potential Dilution

The Company excluded from its calculation of net income per diluted share 12.2 million, 12.2 million and 23.8 million shares for the years ended December 31, 2017, 2016 and 2015, for warrants issued in February 2014, because the exercise price of the warrants exceeded the volume-weighted average share price (“VWAP”) of the Company’s common stock and conversion of the underlying February 2018 Notes is not assumed, therefore no stock would be issuable upon conversion; however, these securities could be dilutive in future periods. The purchased call options, issued in February 2014, will always be anti-dilutive; therefore 13.8 million, 13.8 million and 26.9 million shares were excluded from the Company’s calculation of net income per diluted share for the years ended December 31, 2017, 2016 and 2015 (see Note 14).

December 2021 Notes Capped Call Potential Dilution

In November 2016, the Company issued $150.0 million in aggregate principal of 2.75% Convertible Senior Notes due December 1, 2021 (the “December 2021 Notes”), which provide in certain situations for the conversion of the outstanding principal amount of the December 2021 Notes into shares of the Company’s common stock at a predefined conversion rate. See Note 14, “Convertible Notes and Term Loans”, for additional information on the conversion rates on the Company’s convertible debt. In conjunction with the issuance of the December 2021 Notes, the Company entered into capped call transaction, with certain counterparties. The capped call transaction is expected generally to reduce the potential dilution, and/or offset, to an extent, the cash payments the Company may choose to make in excess of the principal amount, upon conversion of the December 2021 Notes. The Company has excluded the capped call transaction from the diluted EPS computation as such securities would have an antidilutive effect and those securities should be considered separately rather than in the aggregate in determining whether their effect on diluted EPS would be dilutive or antidilutive. For additional information regarding the capped call transaction related to the Company’s December 2021 Notes; see Note 14.

Anti-Dilutive Effect of Stock Options and Restricted Stock Awards

For the years ended December 31, 2017, 2016 and 2015, the Company excluded approximately 502,000, zero and 41,000 shares underlying outstanding stock options, respectively, calculated on a weighted-average basis, from the Company’s net income per diluted share calculations because their effect was anti-dilutive. For the years ended December 31, 2017, 2016 and 2015, the Company excluded approximately 1,830,000, 1,107,000, and 450,000 shares, respectively, underlying restricted stock awards, calculated on a weighted-average basis, from the Company’s net income per diluted share calculations because their effect was anti-dilutive.

 4. Fair Value Measurements

The fair value of the Company’s financial instruments are estimates of the amounts that would be received if the Company were to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date or exit price. The assets and liabilities are categorized and disclosed in one of the following three categories:

Level 1 - based on quoted market prices in active markets for identical assets and liabilities;

Level 2 - based on quoted market prices for similar assets and liabilities, using observable market-based inputs or unobservable market-based inputs corroborated by market data; and

Level 3 - based on unobservable inputs using management’s best estimate and assumptions when inputs are unavailable.

The following table presents the fair value of the Company’s financial instruments measured at fair value on a recurring basis by level within the valuation hierarchy:

	December 31, 2017				December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$417,563	$—	$—	$417,563	$4	$—	$—	$4
Certificates of deposit	—	—	—	—	—	75,000	—	75,000
Corporate securities	4,848	—	—	4,848	—	—	—	—
Commercial paper	—	—	—	—	—	19,987	—	19,987
Warrants	—	29	—	29	—	78	—	78
Royalty rights - at fair value	—	—	349,223	349,223	—	—	402,318	402,318
Total	$422,411	$29	$349,223	$771,663	$4	$95,065	$402,318	$497,387

Financial liabilities:
Anniversary payment	$—	$—	$—	$—	$—	$—	$88,001	$88,001
Contingent consideration	—	—	42,000	42,000	—	—	42,650	42,650
Total	$—	$—	$42,000	$42,000	$—	$—	$130,651	$130,651

As of December 31, 2016, the Company held $75.0 million in a short-term certificate of deposit, which was designated as cash collateral for the letter of credit issued with respect to the anniversary payment under the Noden Purchase Agreement (as defined in Note 21 below). On July 3, 2017, the anniversary payment of $89.0 million was paid pursuant to the Noden Purchase Agreement and on July 31, 2017, the certificate of deposit matured.

There have been no transfers between levels during the years ended December 31, 2017 and 2016. The Company recognizes transfers between levels on the date of the event or change in circumstances that caused the transfer.

Certificates of Deposit

The fair value of the certificates of deposit was determined using quoted market prices for similar instruments and non-binding market prices that were corroborated by observable market data.

Corporate Securities

Corporate securities consist primarily of U.S. corporate equity holdings. The fair value of corporate securities is estimated using market quoted prices.

Commercial Paper

Commercial paper securities consisted primarily of U.S. corporate debt holdings. The fair value of commercial paper securities was estimated using recently executed transactions or market quoted prices, where observable. Independent pricing sources were also used for valuation.

Warrants

Warrants consist primarily of purchased call options to buy U.S. corporate equity holdings and derivative assets acquired as part of note receivable investments. The fair value of the warrants is estimated using recently quoted market prices or estimated fair value of the underlying equity security and the Black-Scholes option pricing model.

Royalty Rights - At Fair Value

Depomed Royalty Agreement

On October 18, 2013, the Company entered into the Royalty Purchase and Sale Agreement (the “Depomed Royalty Agreement”) with Depomed, whereby the Company acquired the rights to receive royalties and milestones payable on sales of Type 2 diabetes products licensed by Depomed in exchange for a $240.5 million cash payment. Total consideration was $241.3 million, which was comprised of the $240.5 million cash payment to Depomed and $0.8 million in transaction costs.

The rights acquired include Depomed’s royalty and milestone payments accruing from and after October 1, 2013: (a) from Santarus, Inc. (“Santarus”) (which was subsequently acquired by Salix Pharmaceuticals, Inc. (“Salix”), which itself was acquired by Valeant Pharmaceuticals International, Inc. (“Valeant”) with respect to sales of Glumetza (metformin HCL extended-release tablets) in the United States; (b) from Merck & Co., Inc. with respect to sales of Janumet® XR (sitagliptin and metformin HCL extended-release tablets); (c) from Janssen Pharmaceutica N.V. with respect to potential future development milestones and sales of its recently approved fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin tablets, marketed as Invokamet XR®; (d) from Boehringer Ingelheim with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to Depomed’s license agreement with Boehringer Ingelheim, including its recently approved products, Jentadueto XR® and Synjardy XR®; and (e) from LG Life Sciences and Valeant for sales of extended-release metformin tablets in Korea and Canada, respectively.

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

As of December 31, 2017 and 2016, the Company determined that its royalty purchase interest in Depo DR Sub, LLC represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Depo DR Sub that most significantly impact Depo DR Sub, LLC’s economic performance and is not the primary beneficiary of Depo DR Sub, LLC; therefore, Depo DR Sub, LLC is not subject to consolidation by the Company.

The financial asset acquired represents a single unit of accounting. The fair value of the financial asset acquired was determined by using a discounted cash flow analysis related to the expected future cash flows to be generated by each licensed product. This financial asset is classified as a Level 3 asset within the fair value hierarchy, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future commercialization for products not yet approved by regulatory agencies outside of the United States. The discounted cash flows are based upon expected royalties from sales of licensed products over a nine-year period. The discount rates utilized range from 10% to 24%. Significant judgment is required in selecting appropriate discount rates. At December 31, 2017, an evaluation was performed to assess those rates and general market conditions potentially affecting the fair market value of the financial asset. Should these discount rates increase or decrease by 2.5%, the fair value of the asset could decrease by $14.1 million or increase by $16.2 million, respectively. A third-party expert was engaged to assist management develop its original estimate of the expected future cash flows. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from those estimates. The Company periodically assesses the expected future cash flows and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than the original estimates, the Company will adjust the estimated fair value of the asset. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $5.8 million or decrease by $5.8 million, respectively.

When the Company acquired the Depomed royalty rights, Glumetza was marketed by Santarus. In January 2014, Salix acquired Santarus and assumed responsibility for commercializing Glumetza, which was generally perceived to be a positive development because of Salix’s larger sales force and track record in the successful commercialization of therapies. In late 2014, Salix made a number of disclosures relating to an excess of supply at the distribution level of Glumetza and other drugs that it commercialized and the practices leading to this excess of supply which were under review by Salix’s audit committee in relation to the related accounting practices. Because of these disclosures and the Company’s lack of direct access to information as to the levels of inventory of Glumetza in the distribution channels, the Company commenced a review of all public statements by Salix, publicly available historical third-party prescription data, analyst reports and other relevant data sources. The Company also engaged a third-party expert to specifically assess estimated inventory levels of Glumetza in the distribution channel and to ascertain the potential effects those inventory levels may have on expected future cash flows. Salix was acquired by Valeant in early April 2015. In mid-2015, Valeant implemented two price increases on Glumetza. At year-end 2015, a third-party expert was engaged by the Company to assess the impact of the Glumetza price adjustments and near-term market entrance of generic equivalents to the expected future cash flows. Based on the analysis performed, management revised the underlying assumptions used in the discounted cash flow analysis at year-end 2015. In February and August of 2016, a total of three generic equivalents to Glumetza were approved to enter the market. In February 2016, Lupin Pharmaceuticals, Inc. and in August 2017, Teva Pharmaceutical Industries Ltd., launched a generic equivalent approved product. To date, the third generic equivalent to Glumetza has not launched.

In May 2017, the Company received notification that a subsidiary of Valeant had launched an authorized generic equivalent product in February 2017, and the Company received royalties on such authorized generic equivalent product under the same terms as the branded Glumetza product, retroactive to February 2017.

At December 31, 2017, management re-evaluated, with assistance of a third-party expert, the market share data, the gross-to-net revenue adjustment assumptions and Glumetza demand data, including the delay in launch of additional generic equivalent products and the entry of an authorized generic product by Valeant. These data and assumptions are based on available but limited information. At December 31, 2017, management updated the expected future cash flows based on the current period demand and supply data of Glumetza and the authorized generic equivalent product launched by Valeant.

As of December 31, 2017, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date, including future cash flows for the authorized generic equivalent product. The Company continues to monitor whether the generic competition further affects sales of Glumetza and thus royalties on such sales paid to the Company, and the impact of the launched authorized generic equivalent. Due to the uncertainty around Valeant’s marketing and pricing strategy, as well as the recent generic competition and limited historical demand data after generic market entrance, the Company may need to further evaluate future cash flows in the event of more rapid reduction or increase in market share of Glumetza and its authorized generic equivalent product and/or a further erosion in net pricing. In February 2016, at the Company’s request and pursuant to the Depomed Royalty Agreement, Depomed exercised its audit right with respect to Glumetza royalties. The independent auditor engaged to perform the royalty audit completed it in July 2017, and based upon the results of the audit, Depomed, on behalf of the Company, filed a lawsuit on September 7, 2017, against Valeant and one of its subsidiaries, claiming damages for unpaid royalties, fees and interest. Valeant, Depomed and the Company entered into a settlement agreement on October 27, 2017 whereby the parties agreed to dismiss the litigation, with prejudice, and Valeant agreed to pay to Depomed $13.0 million. The full amount of the settlement payment was transferred to the Company under the terms of the Depomed Royalty Agreement in November of 2017.

On May 31, 2016, the Company obtained a notification indicating that the U.S. Food and Drug Administration (“FDA”) approved Jentadueto XR for use in patients with Type 2 diabetes. In June 2016, the Company received a $6.0 million FDA approval milestone pursuant to the terms of the Depomed Royalty Agreement. The product approval was earlier than initially expected. Based on the FDA approval and anticipated timing of the product launch, the Company adjusted the timing of future cash flows and discount rate used in the discounted cash flow model at June 30, 2016. At year-end 2017, management re-evaluated, with assistance of a third-party expert, the cash flow assumptions for Jentadueto XR and revised the discounted cash flow model. As of December 31, 2017, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date.

On September 21, 2016, the Company obtained a notification indicating that the FDA approved Invokamet XR for use in patients with Type 2 diabetes. The product approval triggered a $5.0 million approval milestone payment to the Company pursuant to the terms of the Depomed Royalty Agreement. Based on the FDA approval and timing of the product launch, the Company adjusted the timing of future cash flows and discount rate used in the discounted cash flow model at December 31, 2017.

On December 13, 2016, the Company obtained a notification indicating that the FDA approved Synjardy XR for use in patients with Type 2 diabetes. The product approval triggered a $6.0 million approval milestone payment to the Company pursuant to the terms of the Depomed Royalty Agreement. Based on the FDA approval and the April 2017 launch of Synjardy XR by Boehringer Ingelheim, the Company adjusted the timing of future cash flows and discount rate used in the discounted cash flow model at December 31, 2017.

As of December 31, 2017, the fair value of the asset acquired as reported in the Company’s Consolidated Balance Sheet was $232.0 million and the maximum loss exposure was $232.0 million.

Viscogliosi Brothers Royalty Agreement

On June 26, 2014, the Company entered into a Royalty Purchase and Sale Agreement (the “VB Royalty Agreement”) with VB, whereby VB conveyed to the Company the right to receive royalties payable on sales of a spinal implant that has received pre-market approval from the FDA, in exchange for a $15.5 million cash payment, less fees.

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

The fair value of the royalty right at December 31, 2017, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a ten-year period. The discount rate utilized was 15.0%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.4 million or increase by $1.7 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $0.4 million or decrease by $0.4 million, respectively. A third-party expert was engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. At each reporting period, an evaluation is performed to assess those estimates, discount rates utilized and general market conditions affecting fair market value.

As of December 31, 2017, the fair value of the asset acquired as reported in the Company’s Consolidated Balance Sheet was $14.4 million and the maximum loss exposure was $14.4 million.

University of Michigan Royalty Agreement

On November 6, 2014, the Company acquired a portion of all royalty payments of the U-M worldwide royalty interest in Cerdelga (eliglustat) for $65.6 million pursuant to the Royalty Purchase and Sale Agreement with U-M (the “U-M Royalty Agreement”). Under the terms of the U-M Royalty Agreement, the Company receives 75% of all royalty payments due under U-M’s license agreement with Genzyme Corporation, a Sanofi company (“Genzyme”) until expiration of the licensed patents, excluding any patent term extension. Cerdelga, an oral therapy for adult patients with Gaucher disease type 1, was developed by Genzyme. Cerdelga was approved in the United States in August 2014, in the European Union in January 2015, and in Japan in March 2015. In addition, marketing applications for Cerdelga are under review by other regulatory authorities. While marketing applications have been approved in the United States, the European Union and Japan, national pricing and reimbursement decisions are delayed in some countries. At December 31, 2017, a third party expert was engaged by the Company to assess the impact of the delayed pricing and reimbursement decisions to Cerdelga’s expected future cash flows. Based on the analysis performed, management revised the underlying assumptions used in the discounted cash flow analysis at December 31, 2017.

The fair value of the royalty right at December 31, 2017, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a four-year period. The discount rate utilized was approximately 12.8%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.4 million or increase by $1.6 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $0.7 million or decrease by $0.7 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of December 31, 2017, the fair value of the asset acquired as reported in the Company’s Consolidated Balance Sheet was $26.8 million and the maximum loss exposure was $26.8 million.

ARIAD Royalty Agreement

On July 28, 2015, the Company entered into the revenue interest assignment agreement (the “ARIAD Royalty Agreement”) with ARIAD, whereby the Company acquired the rights to receive royalties from ARIAD’s net revenues generated by the sale, distribution or other use of Iclusig® (ponatinib), a cancer medicine for the treatment of adult patients with chronic myeloid leukemia, in exchange for up to $200.0 million in cash payments. The purchase price of $100.0 million was payable in two tranches of $50.0 million each, with the first tranche having been funded on July 28, 2015 and the second tranche having been funded on July 28, 2016. Upon the occurrence of certain events, including a change of control of ARIAD, the Company had the right to require ARIAD to repurchase the royalty rights for a specified amount. The Company elected the fair value option to account for the hybrid instrument in its entirety. Any embedded derivative shall not be separated from the host contract. The asset acquired pursuant to the ARIAD Royalty Agreement represents a single unit of accounting.

In February 2017, Takeda Pharmaceutical Company Limited (“Takeda”) acquired ARIAD and the Company exercised its put option on the same day, which resulted in an obligation by Takeda to pay the Company a 1.2x multiple of the $100.0 million funded by the Company under the ARIAD Royalty Agreement, less royalty payments already received by the Company.

On March 30, 2017, Takeda fulfilled its obligations under the put option and paid the Company the repurchase price of $108.2 million for the royalty rights under the ARIAD Royalty Agreement.

AcelRx Royalty Agreement

On September 18, 2015, the Company entered into a royalty interest assignment agreement (the “AcelRx Royalty Agreement”) with ARPI LLC, a wholly owned subsidiary of AcelRx, whereby the Company acquired the rights to receive a portion of the royalties and certain milestone payments on sales of Zalviso® (sufentanil sublingual tablet system) in the European Union, Switzerland and Australia by AcelRx’s commercial partner, Grünenthal, in exchange for a $65.0 million cash payment. Under the terms of the AcelRx Royalty Agreement, the Company will receive 75% of all royalty payments and 80% of the first four commercial milestone payments due under AcelRx’s license agreement with Grünenthal until the earlier to occur of (i) receipt by the Company of payments equal to three times the cash payments made to AcelRx and (ii) the expiration of the licensed patents. Zalviso received marketing approval by the European Commission in September 2015. Grünenthal launched Zalviso in the second quarter of 2016 and the Company started to receive royalties in the third quarter of 2016.

As of December 31, 2017 and 2016, the Company determined that its royalty rights under the AcelRx Royalty Agreement represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of ARPI LLC that most significantly impact ARPI LLC’s economic performance and is not the primary beneficiary of ARPI LLC; therefore, ARPI LLC is not subject to consolidation by the Company.

The fair value of the royalty right at December 31, 2017, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a fourteen-year period. The discount rate utilized was approximately 13.4%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $9.9 million or increase by $12.2 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $1.8 million or decrease by $1.8 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. At year-end 2017, management performed an evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value. Based on the number of treated patients to date, management adjusted the timing of the expected future cash flows used in the discounted cash flow model at December 31, 2017.

As of December 31, 2017, the fair value of the asset acquired as reported in the Company’s Consolidated Balance Sheet was $72.9 million and the maximum loss exposure was $72.9 million.

Kybella Royalty Agreement

On July 8, 2016, the Company entered into a royalty purchase and sales agreement with an individual, whereby the Company acquired that individual’s rights to receive certain royalties on sales of KYBELLA® by Allergan plc in exchange for a $9.5 million cash payment and up to $1.0 million in future milestone payments based upon product sales targets. The Company started to receive royalty payments during the third quarter of 2016.

The fair value of the royalty right at December 31, 2017, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of a licensed product over an eight-year period. The discount rate utilized was approximately 14.4%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $0.2 million or increase by $0.3 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $69,000 or decrease by $69,000, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. At each reporting period, an evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period. Management re-evaluated the cash flow projections during the current period, concluding that lower demand data resulted in a reduction of expected future cash flows, which warranted a revision of the assumptions used in the discounted cash flow model at December 31, 2017.

As of December 31, 2017, the fair value of the asset acquired as reported in the Company’s Consolidated Balance Sheet was $2.7 million and the maximum loss exposure was $2.7 million.

The following tables summarize the changes in Level 3 assets and the gains and losses included in earnings for the year ended December 31, 2017:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Royalty Rights Assets

(in thousands)	Royalty Rights - At Fair Value
Fair value as of December 31, 2016		$402,318

Financial instruments settled		(108,169)
Total net change in fair value for the period
Change in fair value of royalty rights - at fair value	$162,327
Proceeds from royalty rights - at fair value	$(107,253)
Total net change in fair value for the period		55,074

Fair value as of December 31, 2017		$349,223

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Royalty Rights Assets
	Fair Value as of	Change of	Royalty Rights -	Fair Value as of
(in thousands)	December 31, 2016	Ownership	Change in Fair Value	December 31, 2017
Depomed	$164,070	$—	$67,968	$232,038
VB	14,997	—	(617)	14,380
U-M	35,386	—	(8,617)	26,769
ARIAD	108,631	(108,169)	(462)	—
AcelRx	67,483	—	5,411	72,894
Avinger	1,638	—	(1,242)	396
KYBELLA	10,113	—	(7,367)	2,746
	$402,318	$(108,169)	$55,074	$349,223

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Liabilities
(in thousands)	Anniversary Payment	Contingent Consideration
Fair value as of December 31, 2016	$(88,001)	$(42,650)

Total net change in fair value for the period	(999)	650
Settlement of financial instrument	89,000	—

Fair value as of December 31, 2017	$—	$(42,000)

The fair value of the contingent consideration was determined using an income approach derived from the Noden Products (as defined in Note 21 below) revenue estimates and a probability assessment with respect to the likelihood of achieving (a) the level of net sales or (b) generic product launch that would trigger the milestone payments. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones being achieved. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the Consolidated Statements of Income. The change in fair value of the contingent consideration during the year ending December 31, 2017 is due primarily to the passage of time and a reduction in probability to achieve the generic milestone payments as determined during the current period.

Gains and losses from changes in Level 3 assets included in earnings for each period are presented in “Royalty rights - change in fair value” and gains and losses from changes in Level 3 liabilities included in earnings for each period are presented in “Change in fair value of anniversary payment and contingent consideration” as follows:

	Year Ended December 31,
(in thousands)	2017	2016

Total change in fair value for the period included in earnings for royalty right assets held at the end of the reporting period	$162,327	$16,196

Total change in fair value for the period included in earnings for liabilities held at the end of the reporting period	$(349)	$3,716

The following tables present the fair value of assets and liabilities not subject to fair value recognition by level within the valuation hierarchy:

	December 31, 2017			December 31, 2016
(in thousands)	Carrying Value	Fair Value Level 2	Fair Value Level 3	Carrying Value	Fair Value Level 2	Fair Value Level 3
Assets:
Wellstat Diagnostics note receivable	$50,191	$—	$51,308	$50,191	$—	$52,260
Hyperion note receivable	1,200	—	1,200	1,200	—	1,200
LENSAR note receivable (1)	—	—	—	43,909	—	43,900
Direct Flow Medical note receivable (2)	—	—	—	10,000	—	10,000
kaléo note receivable (3)	—	—	—	146,685	—	142,539
CareView note receivable	19,346	—	18,750	18,965	—	19,200
Total	$70,737	$—	$71,258	$270,950	$—	$269,099
Liabilities:
February 2018 Notes	$126,066	$126,131	$—	$121,595	$123,918	$—
December 2021 Notes	117,415	148,028	—	110,848	122,063	—
Total	$243,481	$274,159	$—	$232,443	$245,981	$—
__________________
(1) As a result of the Company receiving 100% of LENSAR’s equity interests in exchange for the cancellation of the Company’s claims as a secured creditor in the Chapter 11 case (as defined in Note 21 of these consolidated financial statements), LENSAR became a wholly-owned subsidiary of the Company on May 11, 2017. For further discussion of the LENSAR transaction and the Chapter 11 case, see Note 21.
(2) As a result of the foreclosure proceedings, the Company obtained ownership of most of the Direct Flow Medical assets through the Company’s wholly-owned subsidiary, DFM, LLC. Those assets are held for sale and carried at the lower of carrying amount or fair value, less estimated selling cost, as of December 31, 2017. For further discussion on this topic, see Note 8.
(3) On September 21, 2017, the Company entered into a note purchase agreement whereby it sold to a third party the kaléo, Inc. note receivable for an aggregate cash purchase price of $141.7 million, subject to an 18-months escrow hold back of $1.4 million against certain potential contingencies.

As of December 31, 2017 and 2016, the estimated fair values of the Hyperion Catalysis International, Inc. note receivable and CareView note receivable, were determined using one or more discounted cash flow models, incorporating expected payments and the interest rate extended on the notes receivable, with fixed interest rates and incorporating expected payments for notes receivable with a variable rate of return. As of December 31, 2016, the estimated fair values of the kaléo, Inc. note receivable, LENSAR, Inc. note receivable, and Direct Flow Medical note receivable were also determined using the same method.

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

The CareView note receivable is secured by substantially all assets and equity interests in CareView Communications, Inc. The Wellstat Diagnostics note receivable is supported by a guaranty from the Wellstat Diagnostics Guarantors. The estimated fair value of the collateral assets was determined by using an asset approach and discounted cash flow model related to the underlying collateral and was adjusted to consider estimated costs to sell the assets.

On December 31, 2017, the carrying values of several of the Company’s notes receivable differed from their estimated fair value. This is the result of discount rates used when performing a discounted cash flow for fair value valuation purposes. The Company determined these notes receivable to be Level 3 assets, as its valuations utilized significant unobservable inputs, estimates of future revenues, expectations about settlement and required yield. To provide support for the fair value measurements, the Company considered forward-looking performance, and current measures associated with high yield and published indices, and reviewed the terms and yields of notes placed by specialty finance and venture firms both across industries and in a similar sector.

The fair values of the Company’s convertible notes were determined using quoted market pricing or dealer quotes.

The following table represents significant unobservable inputs used in determining the estimated fair value of impaired notes receivable investments:

Asset	Valuation Technique	Unobservable Input	December 31, 2017	December 31, 2016

Wellstat Diagnostics
Wellstat Guarantors Intellectual Property	Income Approach
		Discount rate	12%	13%
		Royalty amount	$21 million	$55-74 million
Settlement Amount	Income Approach
		Discount rate	15%	-
		Settlement amount	$32 million	-
Real Estate Property	Market Approach
		Annual appreciation rate	4%	4%
		Estimated realtor fee	6%	6%
		Estimated disposal date	6/30/2019	12/31/2017

CareView
Note receivable cash flows	Income Approach
		Discount rate	17.5%	N/A

Direct Flow Medical
All Assets	Income Approach Market Approach
		Discount rate	N/A	27%
		Implied revenue multiple	N/A	6.9
LENSAR
All Assets	Income Approach
		Discount rate	N/A	25%
		Implied revenue multiple	N/A	2.5

At December 31, 2017, the Company had three notes receivable investments on non-accrual status with a cumulative investment cost and fair value of approximately $70.7 million and $71.3 million, respectively, compared to four note receivable investments on non-accrual status at December 31, 2016 with a cumulative investment cost and fair value of approximately $105.3 million and $107.4 million, respectively. For the year ended December 31, 2017, the Company recognized $3.1 million of interest revenue for the CareView note receivable investment as result of cash payments made during fiscal 2017. For the years ended December 31, 2016 and 2015, the Company did not recognize any interest for note receivable investments on non-accrual status. During the years ended December 31, 2017, 2016 and 2015, the Company recognized losses on extinguishment of notes receivable of zero, $51.1 million and $4.0 million, respectively.

5. Cash, Cash Equivalents and Short-term Investments

As of December 31, 2017, the Company had invested its excess cash balances primarily in money market funds and corporate equity securities, and as of December 31, 2016, the Company had invested its excess cash balances primarily in money market funds and commercial paper. The Company’s securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in “Accumulated other comprehensive income” in stockholders’ equity, net of estimated taxes (for fair value information, see Note 4). The cost of securities sold is based on the specific identification method. To date, the Company has not experienced credit losses on investments in these instruments, and it does not require collateral for its investment activities.

The following tables summarize the Company’s cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash and cash equivalents, or short-term investments as of December 31, 2017 and 2016:

				Reported as:
Summary of Cash and Available-For-Sale Securities (in thousands)	Adjusted Cost	Unrealized Gains	Fair Value	Cash and Cash Equivalents	Short-Term Investments
December 31, 2017
Cash	$109,703	$—	$109,703	$109,703	$—
Money market funds	417,563	—	417,563	417,563	—
Corporate securities	3,353	1,495	4,848	—	4,848
Total	$530,619	$1,495	$532,114	$527,266	$4,848

December 31, 2016
Cash	$147,150	$—	$147,150	$147,150	$—
Money market funds	4	—	4	4	—
Commercial paper	19,987	—	19,987	—	19,987
Total	$167,141	$—	$167,141	$147,154	$19,987

The Company recognized approximately zero and $882,000, respectively, of gains on sales of available-for-sale securities in the years ended December 31, 2017 and 2016.

The unrealized gain on investments included in “Other comprehensive income (loss), net of tax,” was approximately $1.2 million and zero as of December 31, 2017 and 2016, respectively.

6. Customer Concentration

The percentage of total revenue earned from net sales, which individually accounted for 10% or more of the Company’s total revenues, was as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Income Generating Assets:
Genentech	—	43%	70%
Biogen	11%	24%	9%
Depomed	52%	13%	9%

Total revenues by geographic area are based on the country of domicile of the counterparty to the agreement, and are as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
United States	$291,448	$157,327	$339,596
Europe	16,144	82,534	250,852
Rest of World	12,468	4,440	—
Total revenues	$320,060	$244,301	$590,448

The following tables presents total receivables from licensee and other, which individually account for 10% or more of the Company’s total receivables from licensee and other asset balance:

	December 31,
(in thousands)	2017	2016
Depomed	$—	$6,000
Cardinal Health	$3,847	$7,663
McKesson	$—	$9,135
AmerisourceBergen	$2,982	$8,039

7. Foreign Currency Hedging

The Company designates the foreign currency exchange contracts used to hedge its royalty revenues based on underlying Euro-denominated sales as cash flow hedges. Euro forward contracts are presented on a net basis on the Company’s Consolidated Balance Sheets as it has entered into a netting arrangement with the counterparty. As of December 31, 2015, all outstanding Euro forward contracts were classified as cash flow hedges and settled during the first quarter of 2016. There were no Euro forward contracts outstanding as of December 31, 2017.

The effect of the Company’s derivative instruments in its Consolidated Statements of Income and its Consolidated Statements of Comprehensive Income were as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015

Net gain (loss) recognized in OCI, net of tax (1)	$—	$—	$4,626
Gain (loss) reclassified from accumulated OCI into “Queen et al. royalty revenue,” net of tax (2)	$—	$1,821	$5,390
_________________________
(1) Net change in the fair value of the effective portion of cash flow hedges classified in Other Comprehensive Income (“OCI”)
(2) Effective portion classified as royalty revenue

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

After appeal by the Wellstat Diagnostics Guarantor defendants on February 14, 2017, the Appellate Division of the Supreme Court of New York reversed on procedural grounds a portion of the Memorandum of Decision granting the Company summary judgment in lieu of complaint, but affirmed the portion of the Memorandum of Decision denying the Wellstat Diagnostics Guarantor defendants’ motion for summary judgment in which they sought a determination that the guarantees had been released. As a result, the litigation has been remanded to the Supreme Court of New York to proceed on the Company’s claims as a plenary action. On June 21, 2017, the Supreme Court of New York ordered the Company to file a Complaint, which was filed by the Company on July 20, 2017. The Wellstat Diagnostics Guarantors filed their answer on August 9, 2017, including counterclaims against the Company alleging breach of contract breach of fiduciary duty, and tortious interference with prospective economic advantage. This case is currently pending and in the pre-trial phase.

On October 14, 2016, the Company sent a notice of default and reference to foreclosure proceedings to certain of the Wellstat Diagnostics Guarantors which are not defendants in the New York action, but which are owners of real estate assets over which a deed of trust in favor of the Company securing the guarantee of the loan to Wellstat Diagnostics had been executed. On March 2, 2017, the Company sent a second notice to foreclose on the real estate assets, and noticed the sale for March 29, 2017. The sale was taken off the calendar by the trustee under the deed of trust and has not been re-scheduled yet. On March 6, 2017, the Company sent a letter to the Wellstat Diagnostics Guarantors seeking information in preparation for a UCC Article 9 sale of some or all of the intellectual property-related collateral of the Wellstat Diagnostics Guarantors. The Wellstat Diagnostics Guarantors did not respond to the Company’s letter, but on March 17, 2017, filed an order to show cause with the New York Supreme Court to enjoin the Company’s sale of the real estate or enforcing its security interests in the Wellstat Diagnostics Guarantors’ intellectual property during the pendency of any action involving the guarantees at issue. In October 2017, the Company filed a motion with the New York Supreme Court requesting an attachment of a potential $55.8 million damages award, plus interest, entered against BTG International, Inc. in favor of Wellstat Therapeutics in Delaware Chancery Court on September 19, 2017. The New York Supreme Court has not yet considered the Company’s motion. On February 6, 2018, the NY Court issued an order from the bench which enjoins the Guarantors from selling, encumbering, removing, transferring or altering the collateral pending the outcome of the proceedings before it. The NY Court also issued an order precluding the Company from foreclosing on certain of the Guarantors’ collateral pending the outcome of the proceedings before it.

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

Effective April 1, 2014, and as a result of the event of default, the Company determined the loan to be impaired and it ceased to accrue interest revenue. At that time and as of December 31, 2017, it has been determined that an allowance on the carrying value of the note was not necessary, as the Company believes the value of the collateral securing Wellstat Diagnostics’ obligations exceeds the carrying value of the asset and is sufficient to enable the Company to recover the current carrying value of $50.2 million. The Company continues to closely monitor the timing and expected recovery of amounts due, including litigation and other matters related to Wellstat Diagnostics Guarantors’ assets. There can be no assurance that an allowance on the carrying value of the notes receivable investment will not be necessary in a future period depending on future developments.

Hyperion Agreement

On January 27, 2012, the Company and Hyperion Catalysis International, Inc. (“Hyperion”) (which is also a Wellstat Diagnostics Guarantor) entered into an agreement whereby Hyperion sold to the Company the royalty streams due from SDK related to a certain patent license agreement between Hyperion and SDK dated December 31, 2008. The agreement assigned the patent license agreement royalty stream accruing from January 1, 2012 through December 31, 2013, to the Company in exchange for the lump sum payment to Hyperion of $2.3 million. In exchange for the lump sum payment, the Company was to receive two equal payments of $1.2 million on each of March 5, 2013 and 2014. The first payment of $1.2 million was paid on March 5, 2013, but Hyperion has not made the second payment that was due on March 5, 2014. Effective as of this date and as a result of the event of default, the Company ceased to accrue interest revenue. As of December 31, 2017, the estimated fair value of the collateral was determined to be in excess of the carrying value. There can be no assurance that this will be true in the event of the Company’s foreclosure on the collateral, nor can there be any assurance of realizing value from such collateral.

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

LENSAR Credit Agreement

On October 1, 2013, the Company entered into a credit agreement with LENSAR, pursuant to which the Company made available to LENSAR up to $60.0 million to be used by LENSAR in connection with the commercialization of its currently marketed LENSAR™ Laser System. Of the $60.0 million available to LENSAR, an initial $40.0 million, net of fees, was funded by the

Company at the close of the transaction. The remaining $20.0 million was never funded. Outstanding borrowings under the loans bore interest at the rate of 15.5% per annum, payable quarterly in arrears.

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

The Company has estimated a fair value of $3.84 per share for the 1.7 million shares of Alphaeon Class A common stock received in connection with the transactions and recognized this investment as a cost-method investment of $6.6 million included in other long-term assets. The Alphaeon Class A common stock is subject to other-than-temporary impairment assessments in future periods. There is no other-than-temporary impairment charge incurred as of December 31, 2017.

In December 2016, LENSAR, re-acquired the assets from LENSAR/Alphaeon and the Company entered into a second amended and restated credit agreement with LENSAR whereby LENSAR assumed all obligations under the amended and restated credit agreement with LENSAR/Alphaeon. Also in December, LENSAR filed for a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11 case”) with the support of the Company. In January 2017, the Company agreed to provide debtor-in-possession financing of up to $2.8 million in new advances to LENSAR so that it could continue to operate its business during the Chapter 11 case. LENSAR filed a Chapter 11 plan of reorganization with the Company’s support under which LENSAR would issue 100% of its equity interests to the Company in exchange for the cancellation of the Company’s claims as a secured creditor in the Chapter 11 case, other than with respect to the debtor-in-possession financing, and would thereby become an operating wholly-owned subsidiary of the Company. On April 26, 2017, the bankruptcy court approved the plan of reorganization.

Pursuant to the plan of reorganization, LENSAR emerged from bankruptcy on May 11, 2017 as a wholly-owned subsidiary of the Company, and the Company started to consolidate LENSAR’s financial statements under the voting interest model beginning May 11, 2017.

For additional information on LENSAR please refer to Note 11 under “Intangible Assets,” Note 21 under “Business Combinations” and Note 22 under “Segment Information.”

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

Under the terms of the credit agreement, Direct Flow Medical’s obligation to repay loan principal commenced on the twelfth interest payment date, September 30, 2016. The principal amount outstanding at commencement of repayment was required to be repaid in equal installments until final maturity of the loans. The loans were to mature on November 5, 2018. The obligations under the credit agreement were secured by a pledge of substantially all of the assets of Direct Flow Medical and any of its subsidiaries.

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

In January 2017, the Company started to actively market the asset held for sale. On January 23, 2017, the Company and DFM, LLC entered into an Intellectual Property Assignment Agreement with Hong Kong Haisco Pharmaceutical Co., Limited (“Haisco”), a Chinese pharmaceutical company, whereby Haisco acquired former Direct Flow Medical clinical, regulatory and commercial information and intellectual property rights exclusively in China for $7.0 million. The Company, through DFM, LLC also sold Haisco certain manufacturing equipment for $450,000 and collected $692,000 on outstanding Direct Flow Medical accounts receivable during the year ended December 31, 2017.

On January 6, 2018, the Company and HaisThera Advisors Co., Limited entered into a license agreement whereby the Company granted HaisThera Advisors Co., Limited an exclusive license to develop, manufacture and commercialize percutaneously implanting stentless aortic valve. The consideration for the license agreement was $500,000 upfront and up to $2.0 million in royalty payments.

The Company is exploring alternatives to further monetize the remaining assets held for sale of Direct Flow Medical and has ascribed a carrying value of $1.8 million at December 31, 2017.

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

On September 21, 2017, the Company entered into an agreement (the “kaléo Note Sale Agreement”) with MAM-Kangaroo Lender, LLC, a Delaware limited liability company (the “kaléo Purchaser”), pursuant to which the Company sold its entire interest in the kaléo Note.

Pursuant to the kaléo Note Sale Agreement, the kaléo Purchaser paid to the Company an amount equal to 100% of the then outstanding principal, a premium of 1% of such amount and accrued interest under the kaléo Note, for an aggregate cash purchase price of $141.7 million, subject to an 18-month escrow holdback of $1.4 million against certain potential contingencies. For a further discussion on this topic, see Note 13.

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

In connection with the October 2015 amendment of the credit agreement, the Company and CareView also agreed to amend the warrant to purchase common stock agreement by reducing the warrant’s exercise price from $0.45 to $0.40 per share. At December 31, 2017, the Company determined an estimated fair value of the warrant to be less than $0.1 million.

In February 2018, the Company entered into a modification agreement with CareView whereby the Company agreed, effective as of December 28, 2017, to modify the credit agreement before remedies could otherwise have become available to the Company under the credit agreement in relation to certain obligations of CareView that would potentially not be met, including the requirement to make principal payments. Under the modification agreement the Company agreed that (i) a lower liquidity covenant would be applicable and (ii) principal repayment would be delayed for a period of up to December 31, 2018. In exchange for agreeing to these modifications, among other things, the exercise price of the Company’s warrants to purchase 4.4 million shares of common stock of CareView was reduced and, subject to the occurrence of certain events, CareView agreed to grant the Company additional equity interests.

Effective October 1, 2017, and as a result of the modification agreement, the Company determined the loan to be impaired and it ceased to accrue interest revenue.

9. Inventories

Inventories consisted of the following:

	December 31,
(in thousands)	2017	2016
Raw materials	$1,717	$—
Work in process	1,119	1,625
Finished goods	6,311	1,259
Total inventories	$9,147	$2,884

As of December 31, 2017 and 2016, the Company deferred approximately $1.3 million and $0.1 million, respectively, of costs associated with inventory transfer made under the Company’s third party logistic provider (“3PL”) service arrangement. These costs have been recorded as other assets on the Company’s Consolidated Balance Sheets as of December 31, 2017 and 2016. The Company will recognize the cost of product sold as inventory is transferred from 3PL to the Company’s customers.

During the years ended December 31, 2017 and 2016, the Company recognized an inventory write-down of $2.0 million and $0.3 million, respectively, predominately related to Noden Products that the Company would not be able to sell prior to its expiration.

10. Property and Equipment

The following table provides details of the property and equipment, net:

	December 31,
(in thousands)	2017	2016
Leasehold improvements	$321	$153
Manufacturing equipment	1,393	—
Computer and office equipment	10,141	8,995
Furniture and fixtures	137	60
Equipment under lease	6,700	—
Total	18,692	9,208
Less accumulated depreciation	(11,474)	(9,170)
Construction in progress	4	—
Property and equipment, net	$7,222	$38

11. Intangible Assets

Intangible Assets, Net

The components of intangible assets as of December 31, 2017 and 2016 were as follows:

	December 31, 2017			December 31, 2016
(in thousands)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangible assets:
Acquired products rights (1)	$216,690	$(32,503)	$184,187	$216,690	$(10,834)	$205,856
Customer relationships (1) (2)	26,080	(3,729)	22,351	23,880	(1,194)	22,686
Acquired technology (2)	9,200	(409)	8,791	—	—	—
Acquired trademarks (2)	570	(76)	494	—	—	—
	$252,540	$(36,717)	$215,823	$240,570	$(12,028)	$228,542
_______________
(1) The Company acquired certain intangible assets as part of the Noden Transaction (see Note 21). They are amortized on a straight-line basis over a weighted average period of 10 years.
(2) The Company acquired certain intangible assets as part of the LENSAR transaction (see Note 21). They are amortized over a weighted average period of 15 years. The intangible assets for acquired technology and trademarks are being amortized over their estimated useful lives using the straight-line method of amortization. The intangible assets for customer relationships are being amortized using a double-declining method of amortization as such method better represents the economic benefits to be obtained.

Amortization expense for the year ended December 31, 2017 and 2016 was $24.7 million and $12.0 million, respectively.

Based on the intangible assets recorded at December 31, 2017, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2018	$24,990
2019	24,969
2020	24,951
2021	24,934
2022	24,843
Thereafter	91,136
Total remaining estimated amortization expense	$215,823

12. Accrued Liabilities

The following table provides details of the accrued liabilities - short-term:

	December 31,
(in thousands)	2017	2016
Compensation	$6,043	$3,131
Interest	2,451	2,554
Deferred revenue	9,741	—
Refund to manufacturer	647	8,909
Accrued rebates, chargebacks and other revenue reserves	19,613	12,338
Dividend payable	79	21
Customer advances	3,198	—
Legal	595	1,594
Other	3,514	2,028
Total	$45,881	$30,575

The following table provides a summary of activity with respect to our sales allowances and accruals for the year ended December 31, 2017:

(in thousands)	Discount and Distribution Fees	Government Rebates and Chargebacks	Assistance and Other Discounts	Product Return	Total
Balance at January 1, 2017:	$2,475	$5,514	$2,580	$1,769	$12,338
Allowances for current period sales	8,952	19,541	8,934	3,691	41,118
Allowances for prior period sales	—	253	—	—	253
Credits/payments for current period sales	(5,530)	(10,823)	(5,256)	(1,145)	(22,754)
Credits/payments for prior period sales	(2,475)	(5,776)	(2,080)	(1,011)	(11,342)
Balance at December 31, 2017	$3,422	$8,709	$4,178	$3,304	$19,613

13. Commitments and Contingencies

Operating Leases

The Company currently occupies a leased facility in Incline Village, Nevada, with a lease term through May 2020, a leased facility in Dublin, Ireland, with a lease term through September 2025 with the option to terminate the lease in September 2021, and a leased facility in Orlando, Florida, with a lease term through July 2021. The Company also leases certain office equipment under operating leases. Rental expense under these arrangements totaled $0.8 million, $0.3 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum operating lease payments for the years ended December 31, were as follows (in thousands):

Fiscal Years	Amount
2018	$1,133
2019	1,140
2020	1,006
2021	565
2022	—
Thereafter	—
Total	$3,844

Lease Guarantee

In connection with the spin-off by the Company of Facet Biotech Corporation (“Facet”) (the “Spin-Off”) the Company entered into amendments to the leases for the Company’s former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. As of December 31, 2017, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $45.1 million. In April 2010, Abbott Laboratories acquired Facet and later renamed the entity AbbVie Biotherapeutics, Inc. (“AbbVie”). If AbbVie were to default under its lease obligations, the Company could be held liable by the landlord as a co-tenant and, thus, the Company has in substance guaranteed the payments under the lease agreements for the Redwood City facilities.

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

The Company has recorded a liability of $10.7 million on its Consolidated Balance Sheets as of December 31, 2017 and 2016, related to this guarantee. In future periods, the Company may adjust this liability for any changes in the ultimate outcome of this matter that are both probable and estimable.

Irrevocable Letters of Credit

On June 30, 2016, the Company purchased a $75.0 million certificate of deposit, which is designated as cash collateral for the $75.0 million letter of credit issued on July 1, 2016 with respect to the first anniversary payment under the Noden Purchase Agreement. In addition, the Company provided an irrevocable and unconditional guarantee to Novartis, to pay up to $14.0 million of the remaining amount of the first anniversary payment not covered by the letter of credit. The Company concluded that both guarantees are contingent obligations and shall be accounted for in accordance with ASC 450, Contingencies. Further, it was concluded that both guarantees do not meet the conditions to be accrued at June 30, 2016 and December 31, 2016. On July 3, 2017, the first anniversary payment of $89.0 million was paid pursuant to the Noden Purchase Agreement and the $14.0 million guarantee expired. On July 31, 2017, the $75.0 million certificate of deposit matured, and on August 1, 2017, the letter of credit terminated.

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

In addition, Noden and Novartis entered into a supply agreement pursuant to which Novartis will manufacture and supply to Noden a finished form of the Noden Products and bulk drug form of the Noden Products for specified periods of time prior to the transfer of manufacturing responsibilities for the Noden Products to another manufacturer. The supply agreement commits the Noden to a minimum purchase obligation of approximately $74.2 million and $105.8 million over the next twelve and thirty-six months, respectively. The Company expects Noden to meet this requirement

In June 2016, LENSAR and Coherent, Inc. entered into an Original Equipment Manufacturer agreement pursuant to which Coherent, Inc. will manufacture and supply to LENSAR Staccato Lasers by December 31, 2018. The supply agreement commits LENSAR to a minimum purchase obligation of approximately $1.3 million over the next three months. The Company expects LENSAR to meet this requirement.

14. Convertible Notes and Term Loans

Convertible Notes and Term Loan activity for the years ended December 31, 2017 and 2016:

(in thousands)	February 2018 Notes	December 2021 Notes	Term Loan	Total
Balance at December 31, 2015	$228,862	$—	$24,966	$253,828
Issuance and exchange	—	150,000	—	150,000
Payment	—	—	(25,000)	(25,000)
Repurchase	(120,000)	—	—	(120,000)
Non-cash Discount	—	(3,204)	—	(3,204)
Non-cash conversion feature	—	(36,653)	—	(36,653)
Amortization	12,733	705	34	13,472
Balance at December 31, 2016	121,595	110,848	—	232,443
Amortization	4,471	6,567	—	11,038
Balance at December 31, 2017	$126,066	$117,415	$—	$243,481

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

Interest expense for the Series 2012 Notes on the Company’s Consolidated Statements of Income was as follows:

	Year ended December 31,
(in thousands)	2017	2016	2015
Contractual coupon interest	$—	$—	$80
Amortization of debt issuance costs	—	—	13
Amortization of debt discount	—	—	76
Total	$—	$—	$169

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

Interest expense for the May 2015 Notes on the Consolidated Statements of Income was as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Contractual coupon interest	$—	$—	$1,938
Amortization of debt issuance costs	—	—	435
Amortization of debt discount	—	—	1,815
Total	$—	$—	$4,188

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

On November 22, 2016, the Company repurchased $120.0 million in aggregate principal amount of its February 2018 Notes for approximately $121.5 million in cash (including $1.5 million of accrued interest) in open market transactions. It was determined that the repurchase of the principal amount shall be accounted for as an extinguishment. The extinguishment included the de-recognition of the original issuance discount of $4.3 million and outstanding deferred issuance costs of $1.3 million. Immediately following the repurchase, $126.4 million principal amount of the February 2018 Notes was outstanding with $4.6 million of remaining original issuance discount and $1.4 million of debt issuance costs to be amortized over the remaining life of the February 2018 Notes. As of December 31, 2017, the February 2018 Notes are convertible. At December 31, 2017, the if-converted value of the February 2018 Notes did not exceed the principal amount. On their maturity date, February 1, 2018, the Company repaid the outstanding principal of the February 2018 Notes plus accrued and unpaid interest for $129.0 million.

In connection with the repurchase of the February 2018 Notes, the Company and the counterparties agreed to unwind a portion of the purchased call options. The unwind transaction of the purchased call option did not result in any cash payments between the parties. In addition, the Company and the counterparties agreed to unwind a portion of the warrants, which also did not result in any cash payments between the parties. At December 31, 2017, the Company concluded that the remaining purchased call options and warrants continue to meet all criteria for equity classification.

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, the Company required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, the Company separated the principal balance of the February 2018 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.0%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, the Company recorded a total debt discount of $29.7 million, allocated $19.3 million to additional paid-in capital and allocated $10.4 million to deferred tax liability. The discount is being amortized to interest expense over the term of the February 2018 Notes and increases interest expense during the term of the February 2018 Notes from the 4.0% cash coupon interest rate to an effective interest rate of 6.9%. As of December 31, 2017, the remaining discount amortization period is 0.1 years.

The carrying value and unamortized discount of the February 2018 Notes were as follows:

(in thousands)	December 31, 2017	December 31, 2016
Principal amount of the February 2018 Notes	$126,447	$126,447
Unamortized discount of liability component	(381)	(4,852)
Net carrying value of the February 2018 Notes	$126,066	$121,595

Interest expense for the February 2018 Notes on the Company’s Consolidated Statements of Income was as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Contractual coupon interest	$5,058	$9,338	$11,786
Amortization of debt issuance costs	1,022	2,863	2,980
Amortization of debt discount	3,449	9,870	10,160
Total	$9,529	$22,071	$24,926

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

The purchased call options and warrants are considered indexed to the Company stock, require net-share settlement and met all criteria for equity classification at inception and at December 31, 2017 and 2016. The purchased call options cost of $31.0 million, less deferred taxes of $10.8 million, and the $11.4 million received for the warrants, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, the Company was required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, the Company separated the principal balance of the December 2021 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 9.5%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, the Company recorded a total debt discount of $4.3 million, allocated $23.8 million to additional paid-in capital and allocated $12.8 million to deferred tax liability. The discount is being amortized to interest expense over the term of the December 2021 Notes and increases interest expense during the term of the December 2021 Notes from the 2.75% cash coupon interest rate to an effective interest rate of 3.4%. As of December 31, 2017, the remaining discount amortization period is 3.9 years.

The carrying value and unamortized discount of the December 2021 Notes were as follows:

(in thousands)	December 31, 2017	December 31, 2016
Principal amount of the December 2021 Notes	$150,000	$150,000
Unamortized discount of liability component	(32,585)	(39,152)
Net carrying value of the December 2021 Notes	$117,415	$110,848

Interest expense for the December 2021 Notes on the Company’s Consolidated Statements of Income was as follows:

	Year Ended December 31,
(in thousands)	2017	2016
Contractual coupon interest	$4,125	$447
Amortization of debt issuance costs	74	10
Amortization of debt discount	526	75
Amortization of conversion feature	5,967	620
Total	$10,692	$1,152

As of December 31, 2017 and 2016, the December 2021 Notes are not convertible. At December 31, 2017 and 2016, the if-converted value of the December 2021 Notes did not exceed the principal amount.

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

As of December 31, 2017, the future minimum principal payments under the February 2018 Notes and December 2021 Notes were:

(in thousands)	February 2018 Notes	December 2021 Notes	Total
2018	$126,447	$—	$126,447
2019	—	—	—
2020	—	—	—
2021	—	150,000	150,000
2022	—	—	—
Thereafter	—	—	—
Total	$—	$150,000	$150,000

15. Other Long-Term Liabilities

The following table provides details of the accrued long-term liabilities:

	December 31,
(in thousands)	2017	2016
Accrued lease liability	$10,700	$10,700
Long-term incentive	1,729	1,995
Deferred tax liability	1,208	—
Uncertain tax position	30,682	41,591
Dividend payable	47	270
Other	343	—
Total	$44,709	$54,556

In connection with the Spin-Off, the Company entered into amendments to the leases for the Company’s former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, the Company could be held liable by the landlord as a co-tenant and, thus, the Company has in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of December 31, 2017, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $45.1 million. If Facet were to default, the Company could also be responsible for lease-related costs including utilities, property taxes and common area maintenance that may be as much as the actual lease payments. The Company recorded a liability of $10.7 million on the Company’s Consolidated Balance Sheets as of December 31, 2017 and 2016, related to this guarantee.

16. Stock-Based Compensation

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

Stock-based compensation expense for employees and directors and non-employees for the years ended December 31, 2017, 2016 and 2015, is presented below:

	Year Ended December 31,
Stock-based Compensation	2017	2016	2015
(in thousands)
Employees and directors	$3,138	$3,679	$1,952
Non-employees	—	63	93
Total	$3,138	$3,742	$2,045

Stock-Based Incentive Plans

2005 Equity Incentive Plan

The Company currently has one active stock-based incentive plan under which it may grant stock-based awards to the Company’s employees, directors and non-employees.

The total number of shares of common stock authorized for issuance, shares of common stock issued upon exercise of options or grant of restricted stock, shares of common stock subject to outstanding awards and available for grant under this plan as of December 31, 2017, is as follows:

Title of Plan	Total Shares of Common Stock Authorized	Total Shares of Common Stock Issued	Total Shares of Common Stock Subject to Outstanding Awards	Total Shares of Common Stock Available for Grant
2005 Equity Incentive Plan(1)	6,200,000	4,110,197	—	2,089,803
_________________________

(1)	As of December 31, 2017, there were 2,065,232 shares of unvested restricted stock awards outstanding as issued from the 2005 Equity Incentive Plan.

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

A summary of the Company’s restricted stock activity is presented below:

	2017		2016		2015
	Number of shares (in thousands)	Weighted-average grant-date fair value per share	Number of shares (in thousands)	Weighted-average grant-date fair value per share	Number of shares (in thousands)	Weighted- average grant-date fair value per share
Unvested at beginning of year	1,472	$3.96	586	$7.13	277	$8.39
Awards granted	1,917	$2.15	1,264	$3.31	522	$6.40
Awards vested	(749)	$3.78	(366)	$6.65	(173)	$8.38
Forfeited	(575)	$3.00	(12)	$7.10	(40)	$7.79
Unvested at end of year	2,065	$2.61	1,472	$3.96	586	$7.13

Stock-based compensation expense associated with the Company’s restricted stock for the years ended December 31, 2017, 2016 and 2015, was $2.7 million, $3.5 million and $2.0 million, respectively. As of December 31, 2017, the aggregate intrinsic value of non-vested restricted stock was $5.7 million. Total unrecognized compensation costs associated with non-vested restricted stock as of December 31, 2017, was $3.1 million, excluding forfeitures, which the Company expects to recognize over a weighted-average period of 2.1 years.

Inducement Award Agreements

On September 12, 2017, the Company granted 961,000 shares of common stock in the form of a nonstatutory inducement stock option grant pursuant to a nonstatutory inducement stock option agreement and granted 240,200 shares of our common stock in the form of an inducement restricted stock grant pursuant to an inducement restricted stock agreement. These inducement awards were not granted under the 2005 Equity Incentive Plan.

Inducement Stock Option Activity

During the year ended December 31, 2017, there were a total of 961,000 shares of stock options granted with an exercise price of $3.21 per share. The Company’s determination of the fair value of the stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’ stock price, as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the following:

•	Expected term (in years): 3.7

•	Risk-free interest rate: 1.77-1.96%

•	Volatility: 44%

•	Dividend yield: 0%

•	Weighted-average grant-date fair value: $1.51

As of December 31, 2017, all awards were outstanding and not exercisable. The weighted average remaining contractual life of stock options outstanding was 9.7 years and the aggregate intrinsic value was $1.5 million. Unrecognized compensation cost related to non-vested stock options was $1.2 million and will be recognized over a weighted-average period of 1.9 years.

Inducement Restricted Stock

During the year ended December 31, 2017, there were a total of 240,200 shares of restricted stock awards granted with the grant date fair value of $3.22 per share. At December 31, 2017, all awards were outstanding and vest annually over a three year period.

As of December 31, 2017, all awards were outstanding and unvested. The aggregate intrinsic value of the restricted awards was $0.7 million. Unrecognized compensation cost related to unvested restricted awards was $0.7 million and will be recognized over a weighted-average period of 1.5 years.

17. Income Taxes

For financial reporting purposes, income before income taxes includes the following components:

	Years Ended December 31,
(in thousands)	2017	2016	2015
United States	$195,865	$103,656	$530,138
Foreign	(11,338)	5,714	—
Total	$184,527	$109,370	$530,138

The provision for income taxes for the years ended December 31, 2017, 2016 and 2015 consisted of the following:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Current income tax expense
Federal	$31,338	$49,582	$168,164
State	2,843	3,103	12,112
Foreign	529	2,455	—
Total current	34,710	55,140	180,276
Deferred income tax expense (benefit)
Federal	36,911	(8,476)	16,910
State	2,591	147	157
Foreign	(386)	(1,100)	—
Total deferred	39,116	(9,429)	17,067
Total provision	$73,826	$45,711	$197,343

A reconciliation of the income tax provision computed using the U.S. statutory federal income tax rate compared to the income tax provision for income included in the Consolidated Statements of Income is as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Tax at U.S. statutory rate on income before income taxes	$64,589	$38,279	$185,548
Change in valuation allowance	1,807	(744)	2,286
State taxes	1,496	74	1
Change in uncertain tax positions	681	2,184	8,717
Foreign income	3,231	5,668	—
Foreign rate differential	1,356	(1,445)	—
Change in tax rate reform	716	—	—
Other	(50)	1,695	791
Total	$73,826	$45,711	$197,343

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

	December 31,
(in thousands)	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$6,276	$4,197
Research and other tax credits	1,414	1,833
Intangible assets	1,453	494
Stock-based compensation	547	835
Accruals	4,667	1,966
Capital loss carryforward	2,027	1,543
Other	5,878	13,020
Total deferred tax assets	22,262	23,888
Valuation allowance	(2,046)	(1,543)
Total deferred tax assets, net of valuation allowance	20,216	22,345
Deferred tax liabilities:
Deferred gain on repurchase of convertible notes	(117)	(382)
Debt modifications	(1,197)	(122)
Intangible assets	(16,932)	(2,584)
Other	(427)	—
Unrealized gain on foreign currency hedge contracts and investments	(320)	—
Total deferred tax liabilities	(18,993)	(3,088)
Net deferred tax assets	$1,223	$19,257

As of December 31, 2017 and 2016, the Company had federal net operating loss carryforwards of $117.3 million and $34.0 million, respectively. As of December 31, 2017 and 2016, the Company also had state net operating loss carryforwards of $299.9 million and $215.5 million, respectively. The federal net operating loss carryforwards will begin expiring in the year 2023 and the California net operating loss carryforwards will begin expiring by 2018, if not utilized. Other states net operating losses will begin expiring by 2023 if not utilized. As of December 31, 2017 and 2016, the Company had $19.3 million and $19.3 million, respectively, of state tax credit carryforwards that do not expire.

Utilization of the federal and state net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company has an annual limitation on the utilization of our federal operating losses of $1.8 million for each of the years ending December 31, 2017 to 2022, and $1.3 million for the year ending December 31, 2023. As of December 31, 2017, the Company estimates that at least $22.0 million of federal net operating loss carryforwards and zero of the $18.7 million state net operating losses will expire unutilized. Furthermore, under the 2017 Tax Act, although the treatment of tax losses generated in taxable years ending before December 31, 2017 has not changed, tax losses generated in taxable years beginning after December 31, 2017 may only be utilized to offset 80% of taxable income annually. This change may require the Company to pay additional federal income taxes in future years.

During 2017, the Company determined that is was more likely than not that certain deferred tax carryforward assets would not be realized in the near future. As a result, $2.0 million valuation allowance against deferred tax assets was established as of December 31, 2017. The net change in total valuation allowance for each of the years ending December 31, 2017 and 2016, was an increase of $0.5 million and $0.7 million, respectively. The valuation allowance at December 31, 2017, is related to capital losses that have limited carryback and carryforward utilization. The Company does not have an expectation of future capital gains against which such losses could be utilized and as such determined that it was more likely than not that such deferred tax assets would not be realized.

As a result of the 2017 Tax Act, the Company recorded income tax benefit of $0.4 million due to the re-measurement of its net deferred tax assets at a U.S. federal statutory rate that was reduced from a top rate of 35% to a flat rate of 21%. Based on information available, the Company estimated the cumulative undistributed foreign earnings to be immaterial. For the GILTI provisions of the 2017 Tax Act, a provisional estimate could not be made as the Company has not yet completed its assessment or elected an accounting policy to either recognize deferred taxes for basis differences expected to reverse as GILTI or to record GILTI as period costs if and when incurred. In accordance with SEC guidance, provisional amounts may be refined as a result of additional guidance from, and interpretations by, U.S. regulatory and standard-setting bodies, and changes in assumptions. In the subsequent period, provisional amounts will be adjusted for the effects, if any, of interpretative guidance issued after December 31, 2017, by the U.S. Department of the Treasury. The effects of the 2017 Tax Act may be subject to changes for items that were previously reported as provisional amounts, as well as any element of the 2017 Tax Act that a provisional estimate could not be made, such as for executive compensation, GILTI and BEAT impact.

A reconciliation of the Company’s unrecognized tax benefits, excluding accrued interest and penalties, for 2017, 2016 and 2015 is as follows:

	December 31,
(in thousands)	2017	2016	2015
Balance at the beginning of the year	$59,429	$57,125	$47,146
Increases related to tax positions from prior fiscal years	783	436	—
Increases related to tax positions taken during current fiscal year	18,967	1,868	9,979
Expiration of statute of limitations for the assessment of taxes from prior fiscal years	—	—	—
Balance at the end of the year	$79,179	$59,429	$57,125

The future impact of the unrecognized tax benefit of $79.2 million, if recognized, is as follows: $23.7 million would affect the effective tax rate and $55.5 million would result in adjustments to deferred tax assets. The Company periodically evaluates its exposures associated with our tax filing positions. As noted below, the Company is currently under audit by the California Franchise Tax Board. The timing of the audit resolution and the amount to be ultimately paid (if any) is uncertain. The outcome of these audits could result in the payment of tax amounts that differ from the amounts the Company has reserved for uncertain tax positions for the periods under audit resulting in incremental expense or a reversal of our reserves in a future period. The outcome of these audits could result in the payment of tax amounts that differ from the amounts we have reserved for uncertain tax positions for the periods under audit resulting in incremental expense or a reversal of the Company’s reserves in a future period. At this time, the Company does not anticipate a material change in the unrecognized tax benefits related to the California audit that would affect the effective tax rate or deferred tax assets over the next 12 months.

Estimated interest and penalties associated with unrecognized tax benefits increased income tax expense in the Consolidated Statements of Income by $1.0 million, $1.0 million and $2.3 million during the years ended December 31, 2017, 2016 and 2015, respectively. In general, our income tax returns are subject to examination by U.S. federal, state and local tax authorities for tax years 1996 forward. Interest and penalties associated with unrecognized tax benefits accrued on the balance sheet were $7.0 million and $6.0 million as of December 31, 2017 and 2016, respectively. In May 2012, the Company received a “no-change” letter from the IRS upon completion of an examination of the Company’s 2008 federal tax return. The Company is currently under income tax examination in the state of California for the tax years 2009 through 2015.

18. Stockholders’ Equity

Stock Repurchase Program

On March 1, 2017, the Company’s board of directors authorized the repurchase through March 2018 of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $30.0 million pursuant to a share repurchase program. The repurchases under the share repurchase program were made from time to time in the open market or in privately negotiated transactions and were funded from the Company’s working capital. All shares of common stock repurchased under the Company’s share repurchase program were retired and restored to authorized but unissued shares of common stock at June 30, 2017. The Company repurchased 13.3 million shares of its common stock under the share repurchase program during the year ended December 31, 2017 for an aggregate purchase price of $30.0 million, or an average cost of $2.25 per share, including trading commission.

On September 25, 2017, the Company’s board of directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $25.0 million pursuant to a new share repurchase program. As of March 12, 2018, this plan has not been implemented due to prohibitions on trading during black-out periods. Once implemented, under the new share repurchase program, purchases of the Company’s shares may be made from time to time in the open market or in privately negotiated transactions and are to be funded from the Company’s working capital. The amount and timing of such repurchases are dependent upon the price and availability of shares, general market conditions and the availability of cash. Repurchases may also be made under a Rule 10b5-1 trading plan the Company may implement when it is not otherwise in a trading black-out period. Such a plan would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. All shares of common stock repurchased under the Company’s new share repurchase program are expected to be retired and restored to authorized but unissued shares of common stock. The repurchase program may be suspended or discontinued at any time without notice.

19. Cash Dividends

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

20. Accumulated Other Comprehensive Income (Loss)

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

The balance of “Accumulated other comprehensive income (loss),” net of tax, was as follows:

(in thousands)	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on cash flow hedges	Total Accumulated Other Comprehensive Income (Loss)

Beginning Balance at December 31, 2014	$364	$2,585	$2,949
Activity for the year ended December 31, 2015	71	(764)	(693)
Balance at December 31, 2015	435	1,821	2,256

Activity for the year ended December 31, 2016	(435)	(1,821)	(2,256)
Balance at December 31, 2016	—	—	—

Activity for the year ended December 31, 2017	1,181	—	1,181
Ending Balance at December 31, 2017	$1,181	$—	$1,181

21. Business Combinations

NODEN TRANSACTION

Description of the Noden Transaction

On July 1, 2016, Noden Transaction was consummated for cash consideration of $110.0 million that was paid to Novartis on July 1, 2016, the closing date of the acquisition. In addition, pursuant the terms of the Noden Purchase Agreement, Noden Pharma DAC committed to pay Novartis the following amounts in cash: $89.0 million payable on the first anniversary of the closing date, and up to an additional $95.0 million contingent on achievement of sales targets and the date of the launch of a generic drug containing the pharmaceutical ingredient aliskiren.

On July 1, 2016, upon the consummation of the Noden Transaction, a noncontrolling interest holder acquired a 6% equity interest in Noden. In May 2017, such equity interest was repurchased for $2.2 million in cash by the Company. The Company accounted for the repurchase in accordance with ASC 810 and recognized the difference between the fair value of the consideration paid and the amount by which the noncontrolling interest is adjusted for in equity attributable to the Company.

The Company determined that Noden shall be consolidated under the voting interest model as of December 31, 2017 and 2016.

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

The contingent consideration was measured at fair value and recognized as of the acquisition date. The Company determined the acquisition date fair value of the contingent consideration obligation based on an income approach derived from the Noden Products revenue estimates and a probability assessment with respect to the likelihood of (a) achieving the level of net sales or (b) there being no generic product launch that would trigger the milestone payments. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones being achieved. At each reporting date, the Company will re-measure the contingent consideration obligation to estimated fair value. Any changes in the fair value of contingent consideration will be recognized in operating expenses until the contingent consideration arrangement is settled.

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

The following table presents a summary of the total fair value of consideration transferred for the Noden Products acquisition:

(in thousands)
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

The following table summarizes the fair values of the identifiable intangible assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Acquired product rights	$216,690
Customer relationships	23,880
Goodwill	3,735
Net intangible assets	$244,305

The acquired product rights represent developed technology of products approved for sales in the market, which the Company refers to as marketed products, and have finite useful lives. They are amortized on a straight line basis over a weighted average of 10 years.

LENSAR TRANSACTION

Description of the LENSAR Transaction

In December 2016, LENSAR filed the Chapter 11 case with the support of the Company, as its largest senior secured creditor under a credit agreement, as amended, that the Company and LENSAR had entered into in 2013. For a further discussion of the LENSAR transaction and the Chapter 11 case, see Note 8. In January 2017, the Company agreed to provide debtor-in-possession financing of up to $2.8 million in new advances to LENSAR so that it could continue to operate its business during the remainder of the Chapter 11 case. As part of the Chapter 11 case, LENSAR filed a Chapter 11 plan of reorganization, with the Company’s support, under which LENSAR would issue 100% of its equity interests to the Company in exchange for the cancellation of the Company’s claims as a secured creditor in the Chapter 11 case.

On April 26, 2017, the bankruptcy court approved the plan of reorganization and on May 11, 2017, LENSAR emerged from bankruptcy. Pursuant to the plan of reorganization, the Company obtained control of 100% of the outstanding voting shares of LENSAR, making it a wholly-owned subsidiary of the Company. All assets of the LENSAR bankruptcy estate re-vested in reorganized LENSAR free and clear of all liens, claims or charges. The consummation of the plan of reorganization related transactions effect binding and valid transfers to reorganized LENSAR with all rights, title and interest in the acquired assets. Upon consummation of the plan of reorganization, all debt owed to the Company was eliminated other than the debtor-in-possession financing, which was carried over into a new exit facility provided by the Company. Liabilities to other creditors, including general unsecured creditors, were satisfied through the plan of reorganization.

The Company concluded that the LENSAR transaction shall be accounted in accordance with ASC 805, Business Combinations, that do not involve a transfer of consideration (“combinations by contract”) by applying the acquisition method.

Fair Value of Consideration Transferred

Contemporaneously with the cancellation of the Company’s notes receivable with a carrying value of $43.9 million, the Company acquired 100% equity interests in LENSAR, at fair value, for $31.7 million resulting in a net loss on extinguishment of notes receivable of $10.6 million. The fair value of the equity interest in LENSAR was determined primarily using the “income method,” which starts with a forecast of all expected future cash flows of the acquired business. The acquisition resulted in a gain on bargain purchase because the fair value of assets acquired and liabilities assumed exceeded the total of the fair value of the equity interest in LENSAR by approximately $9.3 million, net of loss on extinguishment of notes receivable, which was recorded in the Consolidated Statement of Income for the period ended December 31, 2017.

Assets Acquired and Liabilities Assumed

The following table summarizes the fair values of the identifiable intangible assets acquired and liabilities assumed at the acquisition date (in thousands):

(in thousands)
Cash	$1,983
Tangible assets	18,647
Intangible assets (1)	11,970
Net deferred tax assets	25,723
Total identifiable assets	58,323
Current liabilities	(6,673)
Total liabilities assumed	(6,673)

Net loss on derecognition of notes receivables	(10,615)
Gain on bargain purchase, net of loss on extinguishment of notes receivable	(9,309)
Total fair value of consideration	$31,726
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

Pro Forma Impact of Business Combination

The following table represents the unaudited consolidated financial information for the Company on a pro forma basis for the years ended December 31, 2017 and 2016, assuming that the Noden Transaction had closed on January 1, 2015 and the LENSAR transaction had closed on January 1, 2016. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the acquisition and are expected to have a continuing impact on the consolidated results. Additionally, the following table sets forth unaudited financial information and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transactions occurred on the dates indicated or that may be achieved in the future.

	Year Ended
	December 31,
(in thousands, except per share amounts)	2017	2016
Pro forma revenues	$325,605	$335,112
Pro forma net income	$107,193	$55,897
Pro forma net income per share - basic	$0.69	$0.34
Pro forma net income per share - diluted	$0.69	$0.34

The unaudited pro forma consolidated results include historical revenues and expenses of assets acquired in the Noden Transaction with the following adjustments:

•	Adjustment to recognize incremental amortization expense based on the fair value of intangibles acquired;

•	Eliminate non-recurring charges directly related to the acquisition that were included in the historical results of operations for the Company; and

•
Adjustment to recognize pro forma income tax based on income tax benefit on the amortization of intangible asset at the statutory tax rate of Ireland (12.5%), and the income tax benefit on the interest expense at the statutory tax rate of the United States (35.0%).

22. Segment Information

Information regarding the Company’s segments for the year ended December 31, 2017 and 2016 is as follows:

Revenues by segment	Year Ended
	December 31,
(in thousands)	2017	2016
Income Generating Assets	$235,937	$212,632
Pharmaceutical	69,032	31,669
Medical Devices	15,091	—
Total revenues	$320,060	$244,301

Net income (net loss) by segment	Year Ended
	December 31,
(in thousands)	2017	2016
Income Generating Assets	$125,759	$59,085
Pharmaceutical	(5,755)	4,521
Medical Devices	(9,256)	—
Total net income	$110,748	$63,606

Long-lived assets by segment	Year Ended
	December 31,
(in thousands)	2017	2016
Income Generating Assets	$137	$38
Pharmaceutical	822	—
Medical Devices	6,263	—
Total long-lived assets	$7,222	$38

The operations for the Company’s Pharmaceutical and Medical Devices segments are primarily located in Ireland and the United States, respectively.

23. Legal Proceedings

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

Wellstat Litigation

On September 4, 2015, the Company filed in the Supreme Court of New York a motion for summary judgment in lieu of complaint which requested that the court enter judgment against Wellstat Diagnostics Guarantors for the total amount due on the Wellstat Diagnostics debt, plus all costs and expenses including lawyers’ fees incurred by the Company in enforcement of the related guarantees. On July 29, 2016, the court issued its Memorandum of Decision granting the Company’s motion for summary judgment and denying the Wellstat Diagnostics Guarantors’ cross-motion for summary judgment seeking a determination that they were no longer liable under the guarantees. The Supreme Court of New York held that the Wellstat Diagnostics Guarantors are liable for all “Obligations” owed by Wellstat Diagnostics to the Company. It did not set a specific dollar amount due, but ordered that a judicial hearing officer or special referee be designated to determine the amount of the Obligations owing, and awarded the Company its attorneys’ fees and costs in an amount to be determined. On July 29, 2016, the Wellstat Diagnostics Guarantors filed a notice of appeal from the Memorandum of Decision to the Appellate Division of the Supreme Court of New York. On February 14, 2017, the Appellate Division reversed the summary judgment decision of the Supreme Court in the Company’s favor, but affirmed the denial of the Wellstat Guarantors’ cross-motion for summary judgment. The Appellate Division determined that the action was inappropriate for summary judgment pursuant to New York Civil Practice Law & Rules section 3213 on procedural grounds, but specifically made no determination regarding whether the Company was entitled to a judgment on the merits. Pursuant to this decision, the action has been remanded to the Supreme Court for further proceedings on the merits. The proceeding is conducted as a plenary proceeding, with both parties having the opportunity to take discovery and file dispositive motions in accordance with New York civil procedure.

Noden Pharma DAC v Anchen Pharmaceuticals, Inc. et al

On June 12, 2017, Noden Pharma DAC filed a complaint against Anchen Pharmaceuticals, Inc. (“Anchen”) and Par Pharmaceutical (“Par”) for infringement of U.S. Patent No. 8,617,595 based on their submission of an Abbreviated New Drug Application (“ANDA”) seeking authorization from the FDA to market a generic version of Tekturna® aliskiren hemifumarate tablets, 150 mg and 300 mg, in the United States. Noden Pharma DAC’s suit triggered a 30-month stay of FDA approval of that application under the Hatch Waxman Act. Par filed a counterclaim seeking a declaratory judgment that their proposed generic version of Tekturna HCT® aliskiren hemifumarate hydrochlorothiazide tablets (150 mg eq. base/12.5 mg HCT, 150 mg eq. base/25 mg HCT, 300 mg eq. base/12.5 mg HCT, and 300 mg eq. base/25 mg HCT), described in a separate ANDA submitted by Par to FDA, alleging noninfringement of U.S. Patent No. 8,618,172 (“the ‘172 Patent”), also owned by Noden Pharma DAC. This case is proceeding in the United States District Court for the District of Delaware. In March of 2018, the Parties filed a joint stipulation of dismissal of the defendants’ counterclaim seeking a declaratory judgment of non-infringement of the ‘172 Patent. In the stipulation, Anchen and Par agreed that they will not seek, or otherwise join or assist in, any post-grant review, including inter partes review, of the ‘172 patent or U.S. Patent No. 9,023,893. The defendants further stipulated that they will not seek approval of Par’s ANDA or submit any other ANDA seeking approval to market aliskiren hemifumarate hydrochlorthiazide prior to the expiration of the ‘172 Patent in July of 2028. Both the ‘172 Patent and the ‘893 Patent are listed in the Orange Book for Tekturna HCT. Noden Pharma DAC intends to continue to take appropriate legal action to protect its intellectual property in Tekturna® and Tekturna HCT®.

Noden Pharma DAC is aware that Novartis received Paragraph IV certifications from Par for Tekturna HCT and Anchen on December 31, 2013. Novartis did not file a responsive patent infringement suit related to these certifications. However, to Noden Pharma DAC’s knowledge, neither Par nor Anchen have in the meantime commercialized generic aliskiren products.

Depomed, Inc. vs. Valeant Pharmaceuticals, Inc.

On October 27, 2017, Valeant, Depomed and the Company entered into a settlement agreement (“Depomed Settlement Agreement”) to resolve all matters addressed in the lawsuit.  Under the terms of the Depomed Settlement Agreement, the litigation will be dismissed, with prejudice, and Valeant will pay to Depomed a one-time, lump-sum payment of $13.0 million. In addition, Depomed and the Company released Valeant and its subsidiary from any and all claims against them as a result of the audit, Valeant’s obligation to pay additional royalties under the commercialization agreement and/or the litigation; and Valeant released Depomed and the Company against any and all claims against them as a result of the audit and/or the litigation. The settlement payment was transferred to the Company under the terms of the Depomed Royalty Agreement in November of 2017.

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

24. Subsequent Events

Maturity of the February 2018 Notes

On February 1, 2018, upon maturity of the February 2018 Notes, the Company repaid a total cash amount of $129.0 million to the custodian, The Bank of New York Mellon Trust Company, N.A., which was comprised of $126.4 million, in principal amount and $2.6 million in accrued interest to retire the February 2018 Notes.

CareView Modification Agreement

In February 2018, the Company entered into a modification agreement with CareView, pursuant to which the Company agreed, effective as of December 28, 2017, to modify the credit agreement before remedies could otherwise have become available to the Company under the credit agreement in relation to certain obligations of CareView that would potentially not be met, including the requirement to make principal payments. Under the modification agreement the Company agreed that (i) a lower liquidity covenant would be applicable and (ii) principal repayment would be delayed for a period of up to December 31, 2018. In exchange for agreeing to these modifications, among other things, the exercise price of the Company’s warrants to purchase 4.4 million shares of common stock of CareView was reduced and, subject to the occurrence of certain events, CareView agreed to grant the Company additional equity interests.

25. Quarterly Financial Data (Unaudited)

	Three Months Ended
(in thousands, except per share data)	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total revenues	$68,036	$62,749	$143,835	$45,440
Net income attributable to PDL’s stockholders	$22,336	$20,732	$60,439	$7,241
Net income per basic share	$0.15	$0.14	$0.39	$0.04
Net income per diluted share	$0.15	$0.14	$0.39	$0.04

	Three Months Ended
(in thousands, except per share data)	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total revenues	$66,492	$53,638	$21,047	$103,124
Net income attributable to PDL’s stockholders	$(10,336)	$13,907	$4,148	$55,887
Net income per basic share	$(0.06)	$0.08	$0.03	$0.34
Net income per diluted share	$(0.06)	$0.08	$0.03	$0.34

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017 at the reasonable assurance level.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. We excluded LENSAR, Inc. (“LENSAR”) from our assessment of internal control over financial reporting as of December 31, 2017 because it was acquired in a business combination during 2017. LENSAR is a fully owned subsidiary whose total assets represent approximately 2.4% of consolidated total assets as of December 31, 2017, and whose total revenues represent approximately 4.7% of consolidated total revenues for the year ended December 31, 2017. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope in the year of acquisition.

PricewaterhouseCoopers LLP has independently assessed the effectiveness of our internal control over financial reporting and its report is included under Item 8, “Financial Statements and Supplementary Data”.

Changes in Internal Control over Financial Reporting

On May 11, 2017, we acquired LENSAR. We are in the process of integrating the acquired LENSAR entity and our management is in the process of evaluating any related changes to our internal control over financial reporting as a result of this integration. Except for any changes relating to this integration, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the year ended December 31, 2017, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our next Annual Meeting of Stockholders (the “Proxy Statement”), which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2017.

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be contained in the Proxy Statement for our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this Item 11 will be contained in the Proxy Statement for our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be contained in the Proxy Statement for our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be contained in the Proxy Statement for our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be contained in the Proxy Statement for our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

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

The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that precedes the Signatures page of this Annual Report on Form 10-K.

ITEM 16.       FORM 10-K SUMMARY

None.

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

10.1*	Amended and Restated 2005 Equity Incentive Plan effective June 4, 2009 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed July 31, 2009)

10.2*	Form of Notice of Grant of Stock Option under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed August 9, 2006)

10.3*	Form of Stock Option Agreement under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q filed August 9, 2006)

10.4*	Form of Notice of Grant of Restricted Stock Award under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed August 9, 2006)

10.5*
Form of Restricted Stock Agreement under the 2005 Equity Incentive Plan (for the officers of the Company) (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q filed August 9, 2006)

10.6*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 filed December 16, 1991)

10.7*	Offer Letter between the Company and John McLaughlin, dated November 4, 2008 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 10, 2008)

10.8
Tax Sharing and Indemnification Agreement, dated December 18, 2008, between the Company and Facet Biotech Corporation (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed December 23, 2008)

10.9
Patent Licensing Master Agreement between the Company and Genentech, Inc., dated September 25, 1998 (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q filed November 16, 1998)†

10.10
Amendment No. 1 to Patent Licensing Master Agreement between the Company and Genentech, Inc., dated September 18, 2003 (incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K filed
March 8, 2004)†

10.11
Amendment No. 2 to Patent Licensing Master Agreement between the Company and Genentech, Inc., dated December 18, 2003 (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K filed March 2, 2009)

10.12
Amendment No. 1 to the Herceptin License Agreement between the Company and Genentech, Inc., dated December 18, 2003 (incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K filed March 8, 2004)

10.13	Patent License Agreement, dated July 17, 1997, between the Company and MedImmune Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 24, 2011)†

10.14
Patent License Agreement, dated April 24, 1998, between the Company and Elan International Services Ltd. (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K filed March 2, 2009) †

10.15*	Offer Letter between the Company and Christopher Stone, dated December 30, 2008 (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K filed March 1, 2010)

10.16	Settlement Agreement between the Company and Genentech, Inc., dated December 18, 2003 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed November 9, 2010) †

10.17
Amended and Restated Patent Licensing Master Agreement between the Company and Genentech, Inc., dated July 27, 2009 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed November 9, 2010)†

10.18
Amendments to Product Licenses and Settlement Agreement between the Company and Genentech, Inc. dated July 27, 2009 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed November 9, 2010)

10.19*	Offer Letter between the Company and Danny Hart, dated January 11, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 18, 2011)

10.20*	Form of Executive Officer Severance Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 26, 2011)

10.21
Form of Exchange Agreement between the Company and certain holders of the Company’s 2.875% Convertible Senior Notes due February 15, 2015 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 2, 2012)

10.22	Lease Agreement between 932936, LLC and the Company, dated April 17, 2012 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 3, 2012)

10.23	Revenue Interests Purchase Agreement between the Company and AxoGen, Inc., dated October 5, 2012 (incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-K filed March 1, 2013)†

10.24	Credit Agreement between the Company and Wellstat Diagnostics, LLC, dated November 2, 2012 (incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-K filed March 1, 2013)†

10.25*	Offer Letter between the Company and Peter Garcia, dated March 27, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 30, 2013)

10.26*	Offer Letter between the Company and David Montez, executed July 4, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 24, 2013)

10.27	Credit Agreement between the Company and Avinger, Inc., dated April 18, 2013 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 8, 2013)†

10.28
Amended and Restated Credit Agreement between the Company and Wellstat Diagnostics, LLC, dated August 15, 2013 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed November 6, 2013)†

10.29
Form of Exchange Agreement between the Company and certain holders of the Company’s 2.875% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 7, 2014)

10.30
Form of Purchase Agreement between the Company and a certain holder of the Company’s 2.875% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 7, 2014)

10.31	Form of Credit Agreement between the Company and certain borrowers (incorporated by reference to Exhibit 10.56 to Annual Report on Form 10-K filed March 3, 2014)

10.32
Royalty Purchase and Sale Agreement between the Company and Depomed, Inc. and Depo DR Sub, LLC, dated October 18, 2013 (incorporated by reference to Exhibit 10.58 to Annual Report on Form 10-K filed March 3, 2014)†

10.33
Settlement Agreement among Genentech, Inc., F. Hoffman-la Roche Ltd. and the Company, dated January 31, 2014 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 12, 2014)†

10.34
Summary of omitted Credit Agreement between PDL BioPharma, Inc. and Paradigm Spine, LLC, dated February 14, 2014 (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed May 12, 2014)

10.35	Note Purchase Agreement between the Company and Accel 300, LLC, dated April 1, 2014 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 18, 2014)

10.36*	2014/18 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed August 18, 2014)

10.37	First Amendment to Lease Agreement between 932936, LLC and the Company, effective May 27, 2014 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 18, 2014)

10.38
First Amendment to Amended and Restated Credit Agreement between the Company and Wellstat Diagnostics, LLC, dated June 19, 2014 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed August 18, 2014)†

10.39
Amendment No. 1 to Credit Agreement among the Company, as borrower, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent, dated as of October 28, 2013 (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed August 18, 2014)

10.40
Amendment No. 2 to Credit Agreement among the Company, as borrower, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent, dated as of July 2, 2014 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 7, 2014)

10.41
Second Amendment to Amended and Restated Credit Agreement between the Company and Wellstat Diagnostics, LLC, dated August 21, 2014 (incorporated by reference to Exhibit 10.64 to Annual Report on Form 10-K filed February 23, 2015)†

10.42
Third Amendment to Amended and Restated Credit Agreement between the Company and Wellstat Diagnostics, LLC, dated November 4, 2014 (incorporated by reference to Exhibit 10.65 to Annual Report on Form 10-K filed February 23, 2015)†

10.43	Exchange Agreement between Tang Capital Partners, LP and the Company, dated October 20, 2014 (incorporated by reference to Exhibit 10.66 to Annual Report on Form 10-K filed February 23, 2015)

10.44	Schedule of Amendment to Omitted Credit Amendment between PDL BioPharma, Inc. and Direct Flow Medical (incorporated by reference to Exhibit 10.67 to Annual Report on Form 10-K filed February 23, 2015)

10.45
Credit Agreement among the Company, as borrower, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent, dated as of March 31, 2015 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 1, 2015)

10.46*	2015 Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 6, 2015)

10.47*	2015/19 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 6, 2015)

10.48*
Employment Separation and Consultant Agreement between the Company and David L. Montez, executed April 21, 2015 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 5, 2015)

10.49*	Offer Letter between the Company and Steffen Pietzke, executed May 19, 2015 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 24, 2015)

10.50	Second Amendment to Lease Agreement between 932936, LLC and the Company, effective May 19, 2015 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 5, 2015)

10.51*	Amended and Restated 2005 Equity Incentive Plan effective May 28, 2015 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed August 5, 2015)

10.52*	Amended and Restated 2015 Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed November 4, 2015)

10.53*	Amended and Restated 2015/19 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed November 4, 2015)

10.54
Revenue Interest Assignment Agreement, dated as of July 28, 2015, between ARIAD Pharmaceuticals, Inc. and the Company (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed November 4, 2015)†

10.55
Schedule of Amendments to Omitted Credit Amendments between PDL BioPharma, Inc. and LENSAR, Inc. and between PDL BioPharma, Inc. and Paradigm Spine, LLC (incorporated by reference to Exhibit 10.71 to Annual Report on Form 10-K filed February 23, 2016)

10.56*	2016 Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 4, 2016)

10.57*	2016/20 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 4, 2016)

10.58
Asset Purchase Agreement between Novartis AG, Novartis Pharma AG, Speedel Holding AG and Noden Pharma DAC, dated as of May 24, 2016 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K/A filed August 3, 2016)†

10.59
Schedule of Amendment to Omitted Credit Agreement between PDL BioPharma, Inc. and Direct Flow Medical, Inc. (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed August 4, 2016)

10.60
Amendment No. 1 to RIAA between ARIAD Pharmaceuticals, Inc. and PDL BioPharma, Inc., dated as of May 9, 2016 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 4, 2016)†

10.61	Supply Agreement between Novartis Pharma AG and Noden Pharma DAC, dated as of May 24, 2016 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed August 4, 2016)†

10.62
Noden Pharma DAC Investment and Stockholders’ Agreement by and among Noden Pharma DAC, PDL BioPharma, Inc., Elie Farah and other Persons listed on Annex A thereto, dated as of July 1, 2016 (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed August 4, 2016)†

10.63	Schedule of Amendment to Omitted Credit Amendment between PDL BioPharma, Inc. and LENSAR, Inc. (incorporated by reference to Exhibit 10.75 to Annual Report on Form 10-K filed March 1, 2017)

10.64	2017 Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 3, 2017)

10.65	2017/21 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 3, 2017)

10.66	Third Amendment to Lease Agreement between 932936, LLC and the Company, effective April 24, 2017 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed May 3, 2017)

10.67	Offer Letter between the Company and Dominique Monnet, dated August 31, 2017 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 11, 2017)

10.68
Form of Nonstatutory Inducement Stock Option Grant Notice and Nonstatutory Inducement Stock Option Agreement between PDL BioPharma, Inc. and Dominique Monnet. (incorporated by reference to Exhibit 99.1 to Form S-8 Registration Statement filed September 12, 2017)

10.69
Form of Inducement Restricted Stock Grant Notice and Inducement Restricted Stock Agreement between PDL BioPharma, Inc. and Dominique Monnet (incorporated by reference to Exhibit 99.2 to Form S-8 Registration Statement filed September 12, 2017)

10.70
Confidential Separation Agreement and Release of All Claims between Danny Hart and the Company, dated as of October 23, 2017 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed November 13, 2017)

10.71#	Fourth Amendment to Lease Agreement between 932936, LLC and the Company, effective December 1, 2017

12.1#	Ratio of Earnings to Fixed Charges

21.1#	Subsidiaries of the Registrant

23.1#	Consent of Independent Registered Public Accounting Firm

31.1#	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1#+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
____________________________________

#	Filed herewith.

*	Management contract or compensatory plan or arrangement.

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

PDL BIOPHARMA, INC.

By:	/S/ JOHN P. MCLAUGHLIN
John P. McLaughlin
Chief Executive Officer

Date:	March 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN P. MCLAUGHLIN	Chief Executive Officer (Principal Executive Officer)	March 16, 2018
(John P. McLaughlin)

/S/ PETER S. GARCIA	Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2018
(Peter S. Garcia)

/S/ STEFFEN PIETZKE	Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2018
(Steffen Pietzke)

/S/ PAUL EDICK	Director	March 16, 2018
(Paul Edick)

/S/ DAVID GRYSKA	Director	March 16, 2018
(David Gryska)

/S/ JODY S. LINDELL	Director	March 16, 2018
(Jody S. Lindell)

/S/ DR. SAMUEL SAKS	Director	March 16, 2018
(Dr. Samuel Saks)

/S/ PAUL W. SANDMAN	Director	March 16, 2018
(Paul W. Sandman)

/S/ HAROLD E. SELICK	Director	March 16, 2018
(Harold E. Selick)