Form 10-Q
period 2018-03-31
PDL BIOPHARMA, INC.
filed 2018-05-09
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 (Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of April 30, 2018, there were 150,640,656 shares of the registrant’s Common Stock outstanding.

 PDL BIOPHARMA, INC.
2018 Form 10-Q
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

 PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Revenues
Royalties from Queen et al. patents	$2,783	$14,156
Royalty rights - change in fair value	11,091	13,146
Interest revenue	749	5,457
Product revenue, net	23,324	12,581
License and other	571	100
Total revenues	38,518	45,440
Operating expenses
Cost of product revenue (excluding intangible asset amortization)	10,566	2,552
Amortization of intangible assets	6,293	6,015
General and administrative	11,661	12,576
Sales and marketing	5,513	2,584
Research and development	793	1,766
Change in fair value of anniversary payment and contingent consideration	(600)	1,442
Total operating expenses	34,226	26,935
Operating income	4,292	18,505
Non-operating expense, net
Interest and other income, net	1,914	212
Interest expense	(3,585)	(4,971)
Total non-operating expense, net	(1,671)	(4,759)
Income before income taxes	2,621	13,746
Income tax expense	1,019	6,552
Net income	1,602	7,194
Less: Net loss attributable to noncontrolling interests	—	(47)
Net income attributable to PDL’s shareholders	$1,602	$7,241

Net income per share
Basic	$0.01	$0.04
Diluted	$0.01	$0.04
Weighted average shares outstanding
Basic	151,473	163,745
Diluted	152,579	163,992

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2018	2017

Net income	$1,602	$7,194

Other comprehensive income (loss), net of tax
Change in unrealized gains on investments in available-for-sale securities:
Change in fair value of investments in available-for-sale securities, net of tax	(578)	—
Adjustment for net gains realized and included in net income, net of tax	(603)	—
Total change in unrealized gains on investments in available-for-sale securities, net of tax(a)	(1,181)	—
Total other comprehensive income/(loss), net of tax	(1,181)	—
Comprehensive income	421	7,194
Less: Comprehensive loss attributable to noncontrolling interests	—	(47)
Comprehensive income attributable to PDL’s shareholders	$421	$7,241
 ______________________________________________
(a) Net of tax of ($314) and zero for the three months ended March 31, 2018 and 2017, respectively.

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	December 31,
	2018	2017
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$405,078	$527,266
Short-term investments	—	4,848
Accounts receivable, net	22,646	31,183
Notes receivable	55,836	53,613
Inventories	14,012	9,147
Prepaid and other current assets	13,372	14,386
Total current assets	510,944	640,443
Property and equipment, net	7,557	7,222
Royalty rights - at fair value	341,691	349,223
Notes and other receivables, long-term	14,975	17,124
Long-term deferred tax assets	2,588	2,432
Intangible assets, net	213,186	215,823
Other assets	9,460	10,856
Total assets	$1,100,401	$1,243,123

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,954	$19,785
Accrued liabilities	40,138	45,881
Accrued income taxes	871	1,377
Convertible notes payable	—	126,066
Total current liabilities	50,963	193,109
Convertible notes payable	119,166	117,415
Contingent consideration	41,400	42,000
Other long-term liabilities	45,763	44,709
Total liabilities	257,292	397,233

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 350,000 shares authorized; 152,812 and 153,775 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,528	1,538
Additional paid-in capital	(101,486)	(102,443)
Treasury stock, at cost	(1,188)	—
Accumulated other comprehensive income	—	1,181
Retained earnings	944,255	945,614
Total stockholders’ equity	843,109	845,890
Total liabilities and stockholders’ equity	$1,100,401	$1,243,123

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$1,602	$7,194
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of convertible notes and term loan offering costs	2,132	2,675
Amortization of intangible assets	6,293	6,015
Change in fair value of royalty rights - at fair value	(11,091)	(13,146)
Change in fair value of derivative asset	(71)	(100)
Change in fair value of anniversary payment and contingent consideration	(600)	1,442
Other amortization, depreciation and accretion of embedded derivative	1,004	66
Gain on sale of available-for-sale securities	(764)	(44)
Inventory obsolescence	114	112
Bad debt allowance	(12)	—
Stock-based compensation expense	957	1,112
Deferred income taxes	794	15,321
Changes in assets and liabilities, net of effects of business acquired:
Accounts receivable	7,621	12,441
Receivables from licensees and other	945	6,000
Prepaid and other current assets	532	(2,073)
Accrued interest on notes receivable	(74)	(75)
Inventories	(4,919)	(761)
Other assets	(1,720)	16
Accounts payable	(9,940)	10,932
Accrued liabilities	(6,226)	4,944
Accrued income taxes	(505)	4,586
Other long-term liabilities	407	(10,875)
Net cash provided by (used in) operating activities	(13,521)	45,782
Cash flows from investing activities
Purchase of investments	—	(15,975)
Proceeds from sales of available-for-sale securities	4,115	16,015
Proceeds from royalty rights - at fair value	18,623	13,494
Sale of royalty rights - at fair value	—	108,169
Proceeds from sales of assets held for sale	—	7,890
Purchase of property and equipment	(1,398)	(534)
Net cash provided by investing activities	21,340	129,059
Cash flows from financing activities
Repayment of convertible notes	(126,447)	—
Cash dividends paid	—	(21)
Repurchase and retirement of common stock	(3,560)	(7,647)
Net cash used in financing activities	(130,007)	(7,668)
Net increase in cash and cash equivalents	(122,188)	167,173
Cash and cash equivalents at beginning of the period	527,266	147,154
Cash and cash equivalents at end of period	$405,078	$314,327

Supplemental cash flow information
Cash paid for income taxes	$644	$120
Cash paid for interest	$2,529	$2,529

Supplemental schedule of non-cash investing and financing activities
Repurchase of common stock, settled in a subsequent period	$598	$868
Fixed assets purchase, not yet paid	$—	$(288)
Asset held for sale reclassified from notes receivable to other assets	$—	$10,000
Assets held for sale reclassified from other assets to intangibles	$1,811	$—
See accompanying notes.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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

The accompanying unaudited Condensed Consolidated Financial Statements and related financial information should be read in conjunction with the Company’s audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2017, included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2018. The Condensed Consolidated Balance Sheet at December 31, 2017, has been derived from the audited Consolidated Financial Statements at that date, but does not include all disclosures required by GAAP.

Significant Accounting Policies

The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Summarized below are the accounting pronouncements adopted subsequent to December 31, 2017.

Adopted Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The new standard provides for specific guidance how certain transactions are classified in the statement of cash flows. Effective January 1, 2018, the Company adopted the requirements of ASU No. 2016-15. The adoption did not have an effect on the Consolidated Financial Statements on the adoption date and no adjustment to prior year Consolidated Financial Statements was required.

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory in the period in which the transfer occurs. Effective January 1, 2018, the Company adopted the requirements of ASU No. 2016-16. The adoption did not have an effect on the Consolidated Financial Statements on the adoption date and no adjustment to prior year Consolidated Financial Statements was required.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which requires entities to show the changes in total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. Effective January 1, 2018, the Company adopted the requirements of ASU No. 2016-18. The adoption did not have an effect on the Consolidated Financial Statements on the adoption date and no adjustment to prior year Consolidated Financial Statements was required.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Effective January 1, 2018, the Company adopted the requirements of ASU 2014-09 using the modified retrospective method as discussed in Note 2 below. All amounts and disclosures set forth in this Quarterly Report on Form 10-Q reflect these changes.

Recently Issued Accounting Pronouncements

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

 2. Revenue from Contracts with Customers

Adoption of New Revenue Standard

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) that supersedes ASC 605, Revenue Recognition. Subsequently, the FASB issued several updates to ASU 2014-09, which are pending content or otherwise codified in Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”). ASC 606 also includes new guidance on costs related to a contract, which is codified in ASC Subtopic 340-40. The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not substantially completed as of the date of adoption. The cumulative impact of the adoption ASC 606 was not material to the Company therefore the Company did not record any adjustments to retained earnings. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC Topic 605, which is also referred to herein as “legacy GAAP” or the “previous guidance”.

Revenue

A. Significant Accounting Policy

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products and services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these products and services. A five-step model is utilized to achieve the core principle and includes the following steps: (1) identify the customer contract; (2) identify the contract’s performance obligation; (3) determine the transactions price; (4) allocate the transactions price to the performance obligation; and (5) recognize revenue when the performance obligation is satisfied.

B. Practical Expedients

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of revenues.

Sales commissions and other incremental costs of obtaining contracts are expensed as incurred as the amortization periods are less than one year.

C. Nature of Goods and Services

The following is a description of principal activities - separated by reportable segments - from which the Company generates its revenue. For more detailed information about reportable segments, see Note 20.

i. Pharmaceutical

The pharmaceutical segment of the Company principally generates revenue from products sold to wholesalers and distributors. Customer orders are generally fulfilled within a few days of receipt resulting in minimal order backlog. Contractual performance obligations are usually limited to transfer of the product to the customer. The transfer occurs either upon shipment or upon receipt of the product in certain non-U.S. countries after considering when the customer obtains control of the product. In addition, for some non-U.S. countries, the Company sells product on a consignment basis where control is not transferred until the customer resells the product to an end user. At these points, customers are able to direct the use of and obtain substantially all of the remaining benefits of the product.

Sales to customers are initially invoiced at contractual list prices. Payment terms are typically 30 to 90 days based on customary practice in each country. Revenue is reduced from the list price at the time of recognition for expected charge-backs, discounts, rebates, sales allowances and product returns, which are referred to as gross-to-net adjustments. These reductions are attributed to various commercial agreements, managed healthcare organizations and government programs such as Medicare, Medicaid, and the 340B Drug Pricing Program containing various pricing implications such as mandatory discounts, pricing protection below wholesaler list price and other discounts when Medicare Part D beneficiaries are in the coverage gap. These various reductions in the transaction price have been estimated using either a most likely amount or expected value method depending on their nature and have been reflected as liabilities and are settled through cash payments, typically within time periods ranging from a few months to one year. Significant judgment is required in estimating gross-to-net adjustments considering legal interpretations of applicable laws and regulations, historical experience, payer channel mix, current contract prices under applicable programs, unbilled claims, processing time lags and inventory levels in the distribution channel.

ii. Medical Devices

The medical devices segment of the Company principally generates revenue from the sale and lease of the LENSAR® Laser System (“LLS”), related procedure devices and licenses, and service agreements.

For bundled packages, the Company accounts for individual products and services separately if they are distinct - i.e. if a product or service is separately identifiable form other items in the bundled package and if the customer can benefit from it on its own or with other resources that are readily available to the customer. As the Company both sells and leases the LLS, the consideration (including any discounts) is first allocated between lease and non-lease components and then allocated between the separate products and services based on their stand-alone selling prices. The consideration (including any discounts) is allocated between separate products and services in a bundle based on their stand-alone selling prices. The stand-alone selling prices for the Patient Interface Devices (“PIDs”) and procedure licenses are determined based on the prices at which the Company separately sells the PIDs and procedure licenses. The LLS system and warranty stand-alone selling prices are determined using the expected cost plus a margin approach.

The Company sells and leases the LLS to customers. For LSS sales, the Company recognizes revenue in products revenue when a customer takes possession of the system. This usually occurs after the customer signs a contract, LENSAR installs the system, and LENSAR performs the requisite training for use of the system. For LLS leases, the Company recognizes revenue in products revenue over the length of the lease in products revenue in accordance with ASC 840, Leases.

The LLS requires both a consumable, a PID, and a procedure license to perform each procedure. The Company recognizes revenue for PIDs in products revenue when the customer takes possession of the PID. PIDs are sold by the case. The Company recognizes revenue for procedure licenses in products revenue when a customer purchases a procedure license from the web portal. Typically, consideration for PIDs and procedure licenses is considered fixed consideration except as noted below. Certain customer agreements provide for variable consideration through tiered volume discount pricing.

The Company provides an extended warranty that provides additional services beyond the standard warranty. The Company recognizes revenue in products revenue over the warranty period. Customers have the option of renewing the warranty period, which is considered a new and separate contract.

iii. Income Generating Assets

Licenses of intellectual property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license.

During the period ended March 31, 2018 the Company granted an exclusive license related to its Direct Flow Medical assets in exchange for $0.5 million in cash and up to $2.0 million in royalty payments. The $0.5 million payment was accounted for in accordance with ASC 606 under which the full cash payment was recognized as revenue at March 31, 2018 as the Company had fulfilled its performance obligation under the agreement.

Royalties: The Company recognizes royalty revenues related to the sale of products by its licensees that incorporate the Company's technologies. Royalties qualify for the sales-and-usage exemption under Topic 606 as (i) royalties are based strictly on the sales-and-usage by the licensee; and (ii) a license of IP is the sole or predominant item to which such royalties relate. Based on this exemption, these royalties are earned under the terms of a license agreement in the period the products are sold by the Company's partner and the Company has a present right to payment.

D. Disaggregation of Revenue

We disaggregate our revenue from contracts with customers by segment and geographic location, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. In the following table, revenue is disaggregated by segment and primary geographical market as of March 31, 2018:

(in thousands)	Medical Devices	Pharmaceutical	Total

Primary geographical markets:
North America	$1,704	$10,931	$12,635
Europe	615	5,991	6,606
Asia	1,114	1,420	2,534
Other	113	—	113
Total revenue from contracts with customers[1]	$3,546	$18,342	$21,888
_______________
1 The table above does not include lease revenue of $1.4 million.

E. Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers:

(in thousands)	March 31, 2018	January 1, 2018

Receivables, current and non-current, net	$23,168	$30,771
Contract liabilities	$7,237	$10,084

Receivables, Net—Receivables, net, include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and collateral to the extent applicable.

Contract Liabilities—The Company’s contract liabilities consist of deferred revenue for products sold to customers for which the performance obligation has not been completed by the Company. The Company classifies deferred revenue as current or noncurrent based on the timing of when it expects to recognize revenue. The noncurrent portion of deferred revenue is included in other long-term liabilities in the Company’s consolidated balance sheets.

Revenue recognized during the three months ended March 31, 2018 from amounts included in deferred revenue at the beginning of the period was approximately $9.0 million. Deferred revenue increased by $6.2 million for additional consideration received by customers for which the Company has not yet satisfied its performance obligation.

F. Transaction Price Allocated to Future Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

	Nine Months Ended
(in thousands)	December 31, 2018	Thereafter	Total

Pharmaceutical product sales	$1,000	$—	$1,000
Medical device product sales	$2,288	$1,334	$3,622

We do not disclose the value of unsatisfied performance obligations for (i) contracts with original expected lengths of one year or less or (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for the products delivered or services performed.

3. Net Income per Share

	Three Months Ended
	March 31,
Net Income per Basic and Diluted Share:	2018	2017
(in thousands except per share amounts)
Numerator
Income attributable to PDL’s shareholders used to compute net income per basic and diluted share	$1,602	$7,241

Denominator
Total weighted average shares used to compute net income attributable to PDL’s shareholders, per basic share	151,473	163,745
Restricted stock outstanding	1,106	247
Shares used to compute net income attributable to PDL’s shareholders, per diluted share	152,579	163,992

Net income attributable to PDL’s shareholders per share - basic	$0.01	$0.04
Net income attributable to PDL’s shareholders per share - diluted	$0.01	$0.04

The Company computes net income per diluted share using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of net income per diluted share include shares that may be issued pursuant to outstanding stock options and restricted stock awards, the 4.0% Convertible Senior Notes due February 1, 2018 (the “February 2018 Notes”) and repaid on February 1, 2018, and the 2.75% Convertible Senior Notes due December 1, 2021 (the “December 2021 Notes”), in each case, on a weighted average basis for the period that the notes were outstanding, including the effect of adding back interest expense and the underlying shares using the if converted method.

December 2021 Notes Capped Call Potential Dilution

In November 2016, the Company issued $150.0 million in aggregate principal of the December 2021 Notes, which provide in certain situations for the conversion of the outstanding principal amount of the December 2021 Notes into shares of the Company’s common stock at a predefined conversion rate. For additional information on the conversion rates on the Company’s convertible debt, see Note 13. In conjunction with the issuance of the December 2021 Notes, the Company entered into a capped call transaction with a hedge counterparty. The capped call transaction is expected generally to reduce the potential dilution, and/or offset, to an extent, the cash payments the Company may choose to make in excess of the principal amount, upon conversion of the December 2021 Notes. The Company has excluded the capped call transaction from the diluted EPS computation as such securities would have an antidilutive effect and those securities should be considered separately rather than in the aggregate in determining whether their effect on diluted EPS would be dilutive or antidilutive. For additional information regarding the capped call transaction related to the Company’s December 2021 Notes, see Note 13.

Anti-Dilutive Effect of Restricted Stock Awards and Stock Options

For the three months ended March 31, 2018 and 2017, the Company excluded approximately 1.2 million and 1.7 million shares underlying restricted stock awards, respectively, calculated on a weighted average basis, from its net income per diluted share calculations because their effect was anti-dilutive.

For the three months ended March 31, 2018 and 2017, the Company excluded approximately 1.5 million and zero shares underlying outstanding stock options, respectively, calculated on a weighted average basis, from its net income per diluted share calculations because their effect was anti-dilutive.

No 4. Fair Value Measurements

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

The following table presents the fair value of the Company’s financial instruments measured at fair value on a recurring basis by level within the valuation hierarchy:

	March 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(In thousands)
Financial assets:
Money market funds	$322,785	$—	$—	$322,785	$417,563	$—	$—	$417,563
Corporate securities	—	—	—	—	4,848	—	—	4,848
Warrants	—	100	—	100	—	29	—	29
Royalty rights - at fair value	—	—	341,691	341,691	—	—	349,223	349,223
Total	$322,785	$100	$341,691	$664,576	$422,411	$29	$349,223	$771,663

Financial liabilities:
Contingent consideration	—	—	41,400	41,400	—	—	42,000	42,000
Total	$—	$—	$41,400	$41,400	$—	$—	$42,000	$42,000

There have been no transfers between levels during the three months periods ended March 31, 2018 and December 31, 2017. The Company recognizes transfers between levels on the date of the event or change in circumstances that caused the transfer.

Corporate Securities

Corporate securities consisted primarily of U.S. corporate equity holdings. The fair value of corporate securities is estimated using market quoted prices.

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

The rights acquired include Depomed’s royalty and milestone payments accruing from and after October 1, 2013: (a) from Santarus, Inc. (“Santarus”) (which was subsequently acquired by Salix Pharmaceuticals, Inc. (“Salix”), which itself was acquired by Valeant Pharmaceuticals International, Inc. (“Valeant”)) with respect to sales of Glumetza (metformin HCL extended-release tablets) in the United States; (b) from Merck & Co., Inc. with respect to sales of Janumet® XR (sitagliptin and metformin HCL extended-release tablets); (c) from Janssen Pharmaceutica N.V. with respect to potential future development milestones and sales of its recently approved fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin tablets, marketed as Invokamet XR®; (d) from Boehringer Ingelheim with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to Depomed’s license agreement with Boehringer Ingelheim, including its recently approved products, Jentadueto XR® and Syngardy XR®; and (e) from LG Life Sciences and Valeant for sales of extended-release metformin tablets in Korea and Canada, respectively.

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

As of March 31, 2018 and December 31, 2017, the Company determined that its royalty purchase interest in Depo DR Sub, LLC represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Depo DR Sub, LLC that most significantly impact Depo DR Sub, LLC’s economic performance and is not the primary beneficiary of Depo DR Sub, LLC; therefore, Depo DR Sub, LLC is not subject to consolidation by the Company.

The financial asset acquired represents a single unit of accounting. The fair value of the financial asset acquired was determined by using a discounted cash flow analysis related to the expected future cash flows to be generated by each licensed product. This financial asset is classified as a Level 3 asset within the fair value hierarchy, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future commercialization for products not yet approved by regulatory agencies outside of the United States. The discounted cash flows are based upon expected royalties from sales of licensed products over a nine-year period. The discount rates utilized range from 10% to 24%. Significant judgment is required in selecting appropriate discount rates. At March 31, 2018, an evaluation was performed to assess those rates and general market conditions potentially affecting the fair market value, of the financial asset. Should these discount rates increase or decrease by 2.5%, the fair value of the asset could decrease by $13.4 million or increase by $15.5 million, respectively. A third-party expert was engaged to assist management develop its original estimate of the expected future cash flows. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from those estimates. The Company periodically assesses the expected future cash flows and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than the original estimates, the Company will adjust the estimated fair value of the asset. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $5.6 million, respectively.

When the Company acquired the Depomed royalty rights, Glumetza was marketed by Santarus. In January 2014, Salix acquired Santarus and assumed responsibility for commercializing Glumetza, which was generally perceived to be a positive development because of Salix’s larger sales force and track record in the successful commercialization of therapies. In late 2014, Salix made a number of disclosures relating to an excess of supply at the distribution level of Glumetza and other drugs that it commercialized and the practices leading to this excess of supply which were under review by Salix’s audit committee in relation to the related accounting practices. Because of these disclosures and the Company’s lack of direct access to information as to the levels of inventory of Glumetza in the distribution channels, the Company commenced a review of all public statements by Salix, publicly available historical third-party prescription data, analyst reports and other relevant data sources. The Company also engaged a third-party expert to specifically assess estimated inventory levels of Glumetza in the distribution channel and to ascertain the potential effects those inventory levels may have on expected future cash flows. Salix was acquired by Valeant in early April 2015. In mid-2015, Valeant implemented two price increases on Glumetza. At year-end 2015, a third-party expert was engaged by the Company to assess the impact of the Glumetza price adjustments and near-term market entrance of generic equivalents to the expected future cash flows. Based on the analysis performed, management revised the underlying assumptions used in the discounted cash flow analysis at year-end 2015. In February and August 2016, a total of three generic equivalents to Glumetza were approved to enter the market. In February 2016, Lupin Pharmaceuticals, Inc. and in August 2017, Teva Pharmaceutical Industries, Ltd., each launched a generic equivalent approved product. To date, the third generic equivalent to Glumetza has not launched.

In May 2017, the Company received notification that a subsidiary of Valeant had launched an authorized generic equivalent product in February 2017, and the Company received royalties on such authorized generic equivalent product under the same terms as the branded Glumetza product, retroactive to February 2017.

At December 31, 2017, management re-evaluated, with assistance of a third-party expert, the market share data, the gross-to-net revenue adjustment assumptions and Glumetza demand data, including the delay in launch of additional generic equivalent products and the entry of an authorized generic product by Valeant. These data and assumptions are based on available but limited information. At March 31, 2018, management updated the expected future cash flows based on the current period demand and supply data of Glumetza and the authorized generic equivalent product launched by Valeant.

As of March 31, 2018, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date, including future cash flows for the authorized generic equivalent product. The Company continues to monitor whether the generic competition further affects sales of Glumetza and thus royalties on such sales paid to the Company, and the impact of the launched authorized generic equivalent. Due to the uncertainty around Valeant’s marketing and pricing strategy, as well as the recent generic competition and limited historical demand data after generic market entrance, the Company may need to further evaluate future cash flows in the event of more rapid reduction or increase in market share of Glumetza and its authorized generic equivalent product and/or a further erosion in net pricing.

In February 2016, at the Company’s request and pursuant to the Depomed Royalty Agreement, Depomed exercised its audit right with respect to Glumetza royalties. The independent auditor engaged to perform the royalty audit completed it in July 2017, and based upon the results of the audit, Depomed, on behalf of the Company, filed a lawsuit on September 7, 2017, against Valeant and one of its subsidiaries, claiming damages for unpaid royalties, fees and interest. Valeant, Depomed and the Company entered into a settlement agreement on October 27, 2017 whereby the parties agreed to dismiss the litigation, with prejudice, and Valeant agreed to pay to Depomed $13.0 million. The full amount of the settlement payment was transferred to the Company under the terms of the Depomed Royalty Agreement in November 2017.

On May 31, 2016, the Company obtained a notification indicating that the U.S. Food and Drug Administration (“FDA”) approved Jentadueto XR for use in patients with Type 2 diabetes. In June 2016, the Company received a $6.0 million FDA approval milestone pursuant to the terms of the Depomed Royalty Agreement. The product approval was earlier than initially expected. Based on the FDA approval and anticipated timing of the product launch, the Company adjusted the timing of future cash flows and discount rate used in the discounted cash flow model at June 30, 2016. As of December 31, 2017, management re-evaluated, the cash flow assumptions for Jentadueto XR and revised the discounted cash flow model. As of March 31, 2018, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date.

On September 21, 2016, the Company obtained a notification indicating that the FDA approved Invokamet XR for use in patients with Type 2 diabetes. The product approval triggered a $5.0 million approval milestone payment to the Company pursuant to the terms of the Depomed Royalty Agreement. Based on the FDA approval and timing of the product launch, the Company adjusted the timing of future cash flows and discount rate used in the discounted cash flow model.

On December 13, 2016, the Company obtained a notification indicating that the FDA approved Synjardy XR for use in patients with Type 2 diabetes. The product approval triggered a $6.0 million approval milestone payment to the Company pursuant to the terms of the Depomed Royalty Agreement. Based on the FDA approval and the April 2017 launch of Synjardy XR by Boehringer Ingelheim, the Company adjusted the timing of future cash flows and discount rate used in the discounted cash flow model.

As of March 31, 2018, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $222.6 million and the maximum loss exposure was $222.6 million.

Viscogliosi Brothers Royalty Agreement

On June 26, 2014, the Company entered into a Royalty Purchase and Sale Agreement (the “VB Royalty Agreement”) with Viscogliosi Brothers, LLC (“VB”), whereby VB conveyed to the Company the right to receive royalties payable on sales of a spinal implant that has received pre-market approval from the FDA held by VB and commercialized by Paradigm Spine, LLC (“Paradigm Spine”), in exchange for a $15.5 million cash payment, less fees.

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

The fair value of the royalty right at March 31, 2018, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a ten-year period. The discount rate utilized was 15.0%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.4 million or increase by $1.6 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $0.4 million, respectively. A third-party expert was engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. At each reporting period, an evaluation is performed to assess those estimates, discount rates utilized and general market conditions affecting fair market value.

As of March 31, 2018, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $14.5 million and the maximum loss exposure was $14.5 million.

University of Michigan Royalty Agreement

On November 6, 2014, the Company acquired a portion of all royalty payments of the Regents of the University of Michigan’s (“U-M”) worldwide royalty interest in Cerdelga (eliglustat) for $65.6 million pursuant to the Royalty Purchase and Sale Agreement with U-M (the “U-M Royalty Agreement”). Under the terms of the U-M Royalty Agreement, the Company receives 75% of all royalty payments due under U-M’s license agreement with Genzyme Corporation, a Sanofi company (“Genzyme”) until expiration of the licensed patents, excluding any patent term extension. Cerdelga, an oral therapy for adult patients with Gaucher disease type 1, was developed by Genzyme. Cerdelga was approved in the United States in August 2014, in the European Union in January 2015, and in Japan in March 2015. In addition, marketing applications for Cerdelga are under review by other regulatory authorities. While marketing applications have been approved in the United States, the European Union and Japan, national pricing and reimbursement decisions are delayed in some countries. At December 31, 2017, a third-party expert was engaged by the Company to assess the impact of the delayed pricing and reimbursement decisions to Cerdelga’s expected future cash flows. Based on the analysis performed, management revised the underlying assumptions used in the discounted cash flow analysis at December 31, 2017. As of March 31, 2018, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date.

The fair value of the royalty right at March 31, 2018 was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a four-year period. The discount rate utilized was approximately 12.8%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.3 million or increase by $1.8 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $0.9 million or decrease by $0.5 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of March 31, 2018, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $26.6 million and the maximum loss exposure was $26.6 million.

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

On February 16, 2017, Takeda Pharmaceutical Company Limited (“Takeda”) acquired ARIAD and the Company exercised its put option on the same day, which resulted in an obligation by Takeda to pay the Company a 1.2x multiple of the $100.0 million funded by the Company under the ARIAD Royalty Agreement, less royalty payments already received by the Company.

On March 30, 2017, Takeda fulfilled its obligations under the put option and paid the Company the repurchase price of $108.2 million for the royalty rights under the ARIAD Royalty Agreement.

AcelRx Royalty Agreement

On September 18, 2015, the Company entered into a royalty interest assignment agreement (the “AcelRx Royalty Agreement”) with ARPI LLC, a wholly owned subsidiary of AcelRx Pharmaceuticals, Inc. (“AcelRx”), whereby the Company acquired the rights to receive a portion of the royalties and certain milestone payments on sales of Zalviso® (sufentanil sublingual tablet system) in the European Union, Switzerland and Australia by AcelRx’s commercial partner, Grünenthal, in exchange for a $65.0 million cash payment. Under the terms of the AcelRx Royalty Agreement, the Company receives 75% of all royalty payments and 80% of the first four commercial milestone payments due under AcelRx’s license agreement with Grünenthal until the earlier to occur of (i) receipt by the Company of payments equal to three times the cash payments made to AcelRx and (ii) the expiration of the licensed patents (expected to be in January of 2032). Zalviso received marketing approval by the European Commission in September 2015. Grünenthal launched Zalviso in the second quarter of 2016 and the Company started to receive royalties in the third quarter of 2016.

As of March 31, 2018, and December 31, 2017, the Company determined that its royalty rights under the AcelRx Royalty Agreement represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of ARPI LLC that most significantly impact ARPI LLC’s economic performance and is not the primary beneficiary of ARPI LLC; therefore, ARPI LLC is not subject to consolidation by the Company.

The fair value of the royalty right at March 31, 2018 was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a fourteen-year period. The discount rate utilized was approximately 13.4%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $9.8 million or increase by $12.1 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $1.9 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. At March 31, 2018, management performed an evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period. Based on the number of treated patients to date, management adjusted the timing of the expected future cash flows used in the discounted cash flow model at December 31, 2017. As of March 31, 2018, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date.

As of March 31, 2018, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $75.1 million and the maximum loss exposure was $75.1 million.

Kybella Royalty Agreement

On July 8, 2016, the Company entered into a royalty purchase and sales agreement with an individual, whereby the Company acquired that individual’s rights to receive certain royalties on sales of KYBELLA® by Allergen plc in exchange for a $9.5 million cash payment and up to $1.0 million in future milestone payments based upon product sales targets. The Company started to receive royalty payments during the third quarter of 2016.

The fair value of the royalty right at March 31, 2018, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of a licensed product over an eight-year period. The discount rate utilized was approximately 14.4%. Significant judgment is required in selecting the appropriate discount rate.

Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $0.3 million or increase by $0.3 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $0.1 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. At each reporting period, an evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period. Management re-evaluated the cash flow projections during the current period, concluding that lower demand data resulted in a reduction of expected future cash flows, which warranted a revision of the assumptions used in the discounted cash flow model at March 31, 2018.

As of March 31, 2018, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $2.8 million and the maximum loss exposure was $2.8 million.

The following tables summarize the changes in Level 3 assets and the gains and losses included in earnings for the three months ended March 31, 2018:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Royalty Rights Assets

(in thousands)	Royalty Rights - At Fair Value
Fair value as of December 31, 2017		$349,223

Total net change in fair value for the period
Change in fair value of royalty rights - at fair value	$11,091
Proceeds from royalty rights - at fair value	$(18,623)
Total net change in fair value for the period		(7,532)

Fair value as of March 31, 2018		$341,691

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Royalty Rights Assets

	Fair Value as of	Royalty Rights -	Fair Value as of
(in thousands)	December 31, 2017	Change in Fair Value	March 31, 2018
Depomed	$232,038	$(9,430)	$222,608
VB	14,380	137	14,517
U-M	26,769	(187)	26,582
AcelRx	72,894	2,237	75,131
Avinger	396	(295)	101
KYBELLA	2,746	6	2,752
	$349,223	$(7,532)	$341,691

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Liabilities

(in thousands)	Contingent Consideration
Fair value as of December 31, 2017	$(42,000)

Total net change in fair value for the period	600

Fair value as of March 31, 2018	$(41,400)

The fair value of the contingent consideration was determined using an income approach derived from the Noden Products (as defined in Note 19 below) revenue estimates and a probability assessment with respect to the likelihood of achieving (a) the level of net sales or (b) generic product launch that would trigger the milestone payments. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones being achieved. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the Condensed Consolidated Statements of Income. The change in fair value of the contingent consideration during the period ending March 31, 2018 is due primarily to the passage of time, as there have been no significant changes in the key assumptions used in the fair value calculation during the current period.

Gains and losses from changes in Level 3 assets included in earnings for each period are presented in “Royalty rights - change in fair value” and gains and losses from changes in Level 3 liabilities included in earnings for each period are presented in “Change in fair value of anniversary payment and contingent consideration” as follows:

	Three Months Ended
	March 31,
(in thousands)	2018	2017

Total change in fair value for the period included in earnings for royalty right assets held at the end of the reporting period	$11,091	$13,146

Total change in fair value for the period included in earnings for liabilities held at the end of the reporting period	$600	$(1,442)

The following tables present the fair value of assets and liabilities not subject to fair value recognition by level within the valuation hierarchy:

	March 31, 2018			December 31, 2017
	Carrying Value	Fair Value Level 2	Fair Value Level 3	Carrying Value	Fair Value Level 2	Fair Value Level 3
(In thousands)
Assets:
Wellstat Diagnostics note receivable	$50,191	$—	$52,412	$50,191	$—	$51,308
Hyperion note receivable	1,200	—	1,200	1,200	—	1,200
CareView note receivable	19,420	—	19,100	19,346	—	18,750
Total	$70,811	$—	$72,712	$70,737	$—	$71,258

Liabilities:
February 2018 Notes	$—	$—	$—	$126,066	$126,131	$—
December 2021 Notes	119,166	146,438	—	117,415	148,028	—
Total	$119,166	$146,438	$—	$243,481	$274,159	$—

As of March 31, 2018 and December 31, 2017, the estimated fair values of the Hyperion Catalysis International, Inc. note receivable, and CareView Communications, Inc. note receivable were determined using one or more discounted cash flow models, incorporating expected payments and the interest rate extended on the notes receivable, with fixed interest rates and incorporating expected payments for notes receivable with a variable rate of return.

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

The CareView note receivable is secured by substantially all assets of, and equity interests in CareView Communications, Inc. The Wellstat Diagnostics note receivable is secured by substantially all assets of Wellstat Diagnostics and is supported by a guaranty from the Wellstat Diagnostics Guarantors. The estimated fair value of the collateral assets was determined by using an asset approach and discounted cash flow model related to the underlying collateral and was adjusted to consider estimated costs to sell the assets.

On March 31, 2018, the carrying values of several of the Company’s notes receivable differed from their estimated fair value. This is the result of discount rates used when performing a discounted cash flow for fair value valuation purposes.

The fair values of the Company’s convertible notes were determined using quoted market pricing or dealer quotes.

The following table represents significant unobservable inputs used in determining the estimated fair value of impaired notes receivable investments:

Asset	Valuation Technique	Unobservable Input	March 31, 2018	December 31, 2017

Wellstat Diagnostics
Wellstat Guarantors Intellectual Property	Income Approach
		Discount rate	12%	12%
		Royalty amount	$21 million	$21 million
Settlement Amount	Income Approach
		Discount rate	15%	15%
		Settlement amount	$33 million	$32 million

Real Estate Property	Market Approach
		Annual appreciation rate	4%	4%
		Estimated realtor fee	6%	6%
		Estimated disposal date	6/30/2019	6/30/2019

CareView
Note receivable cash flows	Income Approach
		Discount rate	17.5%	17.5%

At March 31, 2018, the Company had three notes receivable investments on non-accrual status with a cumulative investment cost and fair value of approximately $70.8 million and $72.7 million, respectively, compared to three note receivable investments on non-accrual status at December 31, 2017 with a cumulative investment cost and fair value of approximately $70.7 million and $71.3 million, respectively. For the three months ended March 31, 2018, the Company recognized $0.7 million of interest revenue for the CareView note receivable investment as a result of cash interest payments made during the period; for the three months ended March 31, 2017, the Company did not recognize any interest for note receivable investments on non-accrual status. During the three months ended March 31, 2018 and 2017, the Company did not recognized losses on extinguishment of notes receivable

5. Cash, Cash Equivalents and Short-term Investments

As of March 31, 2018, and December 31, 2017, the Company had invested its excess cash balances primarily in cash, money market funds and a corporate equity security. The Company’s securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in “Accumulated other comprehensive income” in stockholders’ equity, net of estimated taxes. See Note 4 for fair value measurement information. The cost of securities sold is based on the specific identification method. To date, the Company has not experienced credit losses on investments in these instruments, and it does not require collateral for its investment activities.

The following tables summarize the Company’s cash and available-for-sale securities’ amortized cost, gross unrealized gains and fair value by significant investment category reported as cash and cash equivalents, or short-term investments as of March 31, 2018, and December 31, 2017:

				Reported as:
	Amortized Cost	Unrealized Gains	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
(In thousands)
March 31, 2018
Cash	$82,293	$—	$82,293	$82,293	$—
Money market funds	322,785	—	322,785	322,785	—
Total	$405,078	$—	$405,078	$405,078	$—

December 31, 2017
Cash	$109,703	$—	$109,703	$109,703	$—
Money market funds	417,563	—	417,563	417,563	—
Corporate securities	3,353	1,495	4,848	—	4,848
Total	$530,619	$1,495	$532,114	$527,266	$4,848

The Company recognized $0.8 million and zero of gains on sales of available-for-sale securities in the three months ended March 31, 2018 and March 31, 2017, respectively.

The unrealized gains on investments included in “Other comprehensive income (loss), net of tax” was zero and $1.2 million as of March 31, 2018, and December 31, 2017, respectively.

6. Concentration of Credit Risk

Product Line Concentration

The percentage of total revenue recognized, which individually accounted for 10% or more of the Company’s total revenues, was as follows:

		Three Months Ended March 31,
Licensee	Product Name	2018	2017
Biogen	Tysabri®	7%	31%

Depomed	Glumetza, Janumet XR, Jentadueto XR and Invokamet XR	19%	14%

N/A	Tekturna, Tekturna HCT, Rasilez and Rasilez HCT	48%	28%

kaléo	Interest revenues	—%	10%

LENSAR	LENSAR Laser System	13%	—%
__________________
N/A = Not applicable

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

On September 4, 2015, the Company filed in the Supreme Court of New York a motion for summary judgment in lieu of complaint which requested that the court enter judgment against certain of the Wellstat Diagnostics Guarantors for the total amount due on the Wellstat Diagnostics debt, plus all costs and expenses including lawyers’ fees incurred by the Company in enforcement of the related guarantees. On September 23, 2015, the Company filed in the same court an ex parte application for a temporary restraining order and order of attachment of the Wellstat Diagnostics Guarantor defendants’ assets. Although the court denied the Company’s request for a temporary restraining order at a hearing on September 24, 2015, it ordered that assets of the Wellstat Diagnostics Guarantor defendants should be held in status quo ante and only used in the normal course of business.

On July 29, 2016, the Supreme Court of New York granted the Company’s motion for summary judgment and held that the Wellstat Diagnostics Guarantor defendants are liable for all “Obligations” owed by Wellstat Diagnostics to the Company. After appeal by the Wellstat Diagnostics Guarantor defendants, on February 14, 2017, the Appellate Division of the Supreme Court of New York reversed on procedural grounds a portion of the Memorandum of Decision granting the Company summary judgment in lieu of complaint, but affirmed the portion of the Memorandum of Decision denying the Wellstat Diagnostics Guarantor defendants’ motion for summary judgment in which they sought a determination that the guarantees had been released. As a result, the litigation has been remanded to the Supreme Court of New York to proceed on the Company’s claims as a plenary action. On June 21, 2017, the Supreme Court of New York ordered the Company to file a Complaint, which was filed by the Company on July 20, 2017. The Wellstat Diagnostics Guarantors filed their answer on August 9, 2017, including counterclaims against the Company alleging breach of contract, breach of fiduciary duty, and tortious interference with prospective economic advantage. This case is currently pending and in the pre-trial phase.

On October 14, 2016, the Company sent a notice of default and reference to foreclosure proceedings to certain of the Wellstat Diagnostics Guarantors which are not defendants in the New York action, but which are owners of real estate assets over which a deed of trust in favor of the Company securing the guarantee of the loan to Wellstat Diagnostics had been executed. On March 2, 2017, the Company sent a second notice to foreclose on the real estate assets, and noticed the sale for March 29, 2017. The sale was taken off the calendar by the trustee under the deed of trust and has not been re-scheduled yet. On March 6, 2017, the Company sent a letter to the Wellstat Diagnostics Guarantors seeking information in preparation for a UCC Article 9 sale of some or all of the intellectual property-related collateral of the Wellstat Diagnostics Guarantors. The Wellstat Diagnostics Guarantors did not respond to the Company’s letter, but on March 17, 2017, filed an order to show cause with the Supreme Court of New York to enjoin the Company’s sale of the real estate or enforcing its security interests in the Wellstat Diagnostics Guarantors’ intellectual property during the pendency of any action involving the guarantees at issue. In October 2017, the Company filed a motion with the Supreme Court of New York requesting an attachment of a potential $55.8 million damages award, plus interest, entered against BTG International, Inc. in favor of Wellstat Therapeutics in Delaware Chancery Court on September 19, 2017. On February 6, 2018, the Supreme Court of New York issued an order from the bench which enjoins the Wellstat Diagnostics Guarantors from selling, encumbering, removing, transferring or altering the collateral pending the outcome of the proceedings before it. The Supreme Court of New York also issued an order precluding the Company from foreclosing on certain of the Wellstat Diagnostics Guarantors’ collateral pending the outcome of the proceedings before it.

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

Effective April 1, 2014, and as a result of the event of default, the Company determined the loan to be impaired and it ceased to accrue interest revenue. At that time and as of March 31, 2018, it has been determined that an allowance on the carrying value of the note was not necessary, as the Company believes the value of the collateral securing Wellstat Diagnostics’ obligations exceeds the carrying value of the asset and is sufficient to enable the Company to recover the current carrying value of $50.2 million. The Company continues to closely monitor the timing and expected recovery of amounts due, including litigation and other matters related to Wellstat Diagnostics Guarantors’ assets. There can be no assurance that an allowance on the carrying value of the notes receivable investment will not be necessary in a future period depending on future developments.

Hyperion Agreement

On January 27, 2012, the Company and Hyperion Catalysis International, Inc. (“Hyperion”) (which is also a Wellstat Diagnostics Guarantor) entered into an agreement whereby Hyperion sold to the Company the royalty streams due from Showa Denko K.K. (“SDK”) related to a certain patent license agreement between Hyperion and SDK dated December 31, 2008. The agreement assigned the patent license agreement royalty stream accruing from January 1, 2012 through December 31, 2013, to the Company in exchange for the lump sum payment to Hyperion of $2.3 million. In exchange for the lump sum payment, the Company was to receive two equal payments of $1.2 million on each of March 5, 2013 and 2014. The first payment of $1.2 million was paid on March 5, 2013, but Hyperion has not made the second payment that was due on March 5, 2014. Effective as of such date and as a result of the event of default, the Company ceased to accrue interest revenue. As of March 31, 2018, the estimated fair value of the collateral was determined to be in excess of the carrying value. There can be no assurance that this will be true in the event of the Company’s foreclosure on the collateral, nor can there be any assurance of realizing value from such collateral.

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

The Company has estimated a fair value of $3.84 per share for the 1.7 million shares of Alphaeon Class A common stock received in connection with the transactions and recognized this investment as a cost-method investment of $6.6 million included in other long-term assets. The Alphaeon Class A common stock is subject to other-than-temporary impairment assessments in future periods. There is no other-than-temporary impairment charge incurred as of March 31, 2018.

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

For additional information on LENSAR please refer to Note 10 under “Intangible Assets,” Note 19 under “Business Combinations” and Note 20 under “Segment Information.”

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

On January 6, 2018, the Company and HaisThera Advisors Co., Limited (“HaisThera”) entered into a license agreement whereby the Company granted HaisThera an exclusive license to develop, manufacture and commercialize percutaneously implanting stentless aortic valve. The consideration for the license agreement was $500,000 upfront and up to $2.0 million in royalty payments.

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

Pursuant to the kaléo Note Sale Agreement, the kaléo Purchaser paid to the Company an amount equal to 100% of the then outstanding principal, a premium of 1% of such amount and accrued interest under the kaléo Note, for an aggregate cash purchase price of $141.7 million, subject to an 18-month escrow holdback of $1.4 million against certain potential contingencies. For a further discussion on this topic, see Note 12.

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

In February 2018, the Company entered into a modification agreement with CareView whereby the Company agreed, effective as of December 28, 2017, to modify the credit agreement before remedies could otherwise have become available to the Company under the credit agreement in relation to certain obligations of CareView that would potentially not be met, including the requirement to make principal payments. Under the modification agreement the Company agreed that (i) a lower liquidity covenant would be applicable and (ii) principal repayment would be delayed for a period of up to December 31, 2018. In exchange for agreeing to these modifications, among other things, the exercise price of the Company’s warrants to purchase 4.4 million shares of common stock of CareView was repriced from $0.40 to $0.03 per share and, subject to the occurrence of certain events, CareView agreed to grant the Company additional equity interests. At March 31, 2018, the Company determined an estimated fair value of the warrant to be less than $0.1 million.

Effective October 1, 2017, the Company determined the loan to be impaired and it ceased to accrue interest revenue. At March 31, 2018, it has been determined that an allowance on the carrying value of the note was not necessary.

8. Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Raw materials	$3,037	$1,717
Work in process	2,031	1,119
Finished goods	8,944	6,311
Total inventory	$14,012	$9,147

As of March 31, 2018 and December 31, 2017, the Company deferred approximately $0.4 million and $1.3 million, respectively, of costs associated with inventory transfer made under the Company’s third party logistic provider service arrangement. These costs have been recorded as other assets on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2018 and December 31, 2017. The Company will recognize the cost of product sold as inventory is transferred from its third-party logistics provider to the Company’s customers.

During the first quarter of 2018 and fourth quarter of 2017, the Company recognized an inventory write-down of $0.1 million and $1.8 million, respectively, related to Noden Products that the Company would not be able to sell prior to their expiration.

9. Asset Acquisition

On January 8, 2018, LENSAR entered into an Asset Purchase Agreement with Precision Eye Services (“PES”) to purchase assets used in PES’ laser-assisted cataract surgery business. The assets purchased include equipment, inventory and PES’ customer contracts. No workforce was transferred as part of the transaction.

The Company assessed the acquisition of PES assets under FASB ASC Topic 805, “Business Combinations” (“ASC 805”). Under ASC 805, the Company determined that the acquired assets did not constitute a business and that the transaction would be accounted for as an asset acquisition.

The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed at the acquisition date (in thousands):

Equipment and inventory	$848
Fixed assets	67
Intangible assets (customer relationships)	1,845
Total identifiable assets	$2,760

Consideration paid at closing, cash	$1,200
Conversion consideration	920
Contingent consideration	640
Total fair value of consideration	$2,760

10. Intangible Assets

Intangible Assets, Net

The components of intangible assets as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018			December 31, 2017
(in thousands)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangible assets:
Acquired products rights(1)	$216,690	$(37,921)	$178,769	$216,690	$(32,503)	$184,187
Customer relationships(1) (2)	27,925	(4,423)	23,502	26,080	(3,729)	22,351
Acquired technology(2) (3)	11,011	(561)	10,450	9,200	(409)	8,791
Acquired trademarks(2)	570	(105)	465	570	(76)	494
	$256,196	$(43,010)	$213,186	$252,540	$(36,717)	$215,823
________________
(1) The Company acquired certain intangible assets as part of the Noden Transaction. They are amortized on a straight-line basis over a weighted average period of 10.0 years.
(2) The Company acquired certain intangible assets as part of the LENSAR transaction, as described further in Note 19. They are amortized over a weighted average period of 10.0 years. The intangible assets for acquired technology and trademarks are being amortized over their estimated useful lives using the straight-line method of amortization. The intangible assets for customer relationships are being amortized using a double-declining method of amortization as such method better represents the economic benefits to be obtained.

(3)
The Company acquired certain intangible assets as part of the foreclosure on certain of Direct Flow Medical assets, as described further in Note 7. They are amortized over a weighted average period of 10.0 years. The intangible assets for acquired technology are being amortized over their estimated useful lives using the straight-line method of amortization.

Amortization expense for the three months ended March 31, 2018 and 2017 was $6.3 million and $6.0 million, respectively.

Based on the intangible assets recorded at March 31, 2018, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2018 (Remaining nine months)	$19,058
2019	25,316
2020	25,281
2021	25,250
2022	25,145
2023	25,081
Thereafter	68,055
Total remaining estimated amortization expense	$213,186

11. Accrued Liabilities

Accrued liabilities consist of the following:

(in thousands)	March 31, 2018	December 31, 2017
Compensation	$5,178	$6,043
Interest	1,375	2,451
Deferred revenue	6,971	9,741
Dividend payable	79	79
Legal	646	595
Accrued rebates, chargebacks and other revenue reserves	17,863	19,613
Refund to manufacturer	268	647
Customer advances	415	3,198
Other	7,343	3,514
Total	$40,138	$45,881

The following table provides a summary of activity with respect to the Company’s sales allowances and accruals for the three months ended March 31, 2018:

(in thousands)	Discount and Distribution Fees	Government Rebates and Chargebacks	Assistance and Other Discounts	Product Return	Total
Balance at December 31, 2017:	$3,422	$8,709	$4,178	$3,304	$19,613
Allowances for current period sales	2,323	3,669	2,064	572	8,628
Allowances for prior period sales	—	—	—	—	—
Credits/payments for current period sales	(329)	(347)	(154)	—	(830)
Credits/payments for prior period sales	(2,344)	(5,194)	(2,010)	—	(9,548)
Balance at March 31, 2018:	$3,072	$6,837	$4,078	$3,876	$17,863

12. Commitments and Contingencies

Wellstat Litigation

On September 4, 2015, the Company filed in the Supreme Court of New York a motion for summary judgment in lieu of complaint which requested that the court enter judgment against Wellstat Diagnostics Guarantors for the total amount due on the Wellstat Diagnostics debt, plus all costs and expenses including lawyers’ fees incurred by the Company in enforcement of the related guarantees. On July 29, 2016, the court issued its Memorandum of Decision granting the Company’s motion for summary judgment and denying the Wellstat Diagnostics Guarantors’ cross-motion for summary judgment seeking a determination that they were no longer liable under the guarantees. The Supreme Court of New York held that the Wellstat Diagnostics Guarantors are liable for all “Obligations” owed by Wellstat Diagnostics to the Company. It did not set a specific dollar amount due, but ordered that a judicial hearing officer or special referee be designated to determine the amount of the

Obligations owing, and awarded the Company its attorneys’ fees and costs in an amount to be determined. On July 29, 2016, the Wellstat Diagnostics Guarantors filed a notice of appeal from the Memorandum of Decision to the Appellate Division of the Supreme Court of New York. On February 14, 2017, the Appellate Division reversed the summary judgment decision of the Supreme Court in the Company’s favor, but affirmed the denial of the Wellstat Guarantors’ cross-motion for summary judgment. The Appellate Division determined that the action was inappropriate for summary judgment pursuant to New York Civil Practice Law & Rules section 3213 on procedural grounds, but specifically made no determination regarding whether the Company was entitled to a judgment on the merits. Pursuant to this decision, the action has been remanded to the Supreme Court for further proceedings on the merits. The proceeding is being conducted as a plenary proceeding, with both parties having the opportunity to take discovery and file dispositive motions in accordance with New York civil procedure.

Noden Pharma DAC v Anchen Pharmaceuticals, Inc. et al

On June 12, 2017, Noden Pharma DAC filed a complaint against Anchen Pharmaceuticals, Inc. (“Anchen”) and Par Pharmaceutical (“Par”) for infringement of U.S. Patent No. 8,617,595 based on their submission of an Abbreviated New Drug Application (“ANDA”) seeking authorization from the FDA to market a generic version of Tekturna® aliskiren hemifumarate tablets, 150 mg and 300 mg, in the United States. Noden Pharma DAC’s suit triggered a 30-month stay of FDA approval of that application under the Hatch Waxman Act. Par filed a counterclaim seeking a declaratory judgment that their proposed generic version of Tekturna HCT® aliskiren hemifumarate hydrochlorothiazide tablets (150 mg eq. base/12.5 mg HCT, 150 mg eq. base/25 mg HCT, 300 mg eq. base/12.5 mg HCT, and 300 mg eq. base/25 mg HCT), described in a separate ANDA submitted by Par to FDA, alleging noninfringement of U.S. Patent No. 8,618,172 (the “‘172 Patent”), also owned by Noden Pharma DAC. This case is proceeding in the United States District Court for the District of Delaware. In March 2018, each of the parties to the proceeding filed a joint stipulation of dismissal of the defendants’ counterclaim seeking a declaratory judgment of non-infringement of the ‘172 Patent. In the stipulation, Anchen and Par agreed that they will not seek, or otherwise join or assist in, any post-grant review, including inter partes review, of the ‘172 Patent or U.S. Patent No. 9,023,893 (the “’893 Patent”). The defendants further stipulated that they will not seek approval of Par’s ANDA or submit any other ANDA seeking approval to market aliskiren hemifumarate hydrochlorothiazide prior to the expiration of the ‘172 Patent in July of 2028. Both the ‘172 Patent and the ‘893 Patent are listed in the Orange Book for Tekturna HCT. Noden Pharma DAC intends to continue to take appropriate legal action to protect its intellectual property in Tekturna® and Tekturna HCT®.

Noden Pharma DAC is aware that Novartis Pharma AG (“Novartis”) received Paragraph IV certifications from Par for Tekturna HCT and Anchen on December 31, 2013. Novartis did not file a responsive patent infringement suit related to these certifications. However, to Noden Pharma DAC’s knowledge, neither Par nor Anchen have in the meantime commercialized generic aliskiren products.

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

Lease Guarantee

In connection with the spin-off (the “Spin-Off”) by the Company of Facet Biotech Corporation (“Facet”), the Company entered into amendments to the leases for the Company’s former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. As of March 31, 2018, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $42.3 million. In April 2010, Abbott Laboratories acquired Facet and later renamed the entity AbbVie Biotherapeutics, Inc. (“AbbVie”). If AbbVie were to default under its lease obligations, the Company could be held liable by the landlord as a co-tenant and, thus, the Company has in substance guaranteed the payments under the lease agreements for the Redwood City facilities.

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

The Company has recorded a liability of $10.7 million on its Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, related to this guarantee. In future periods, the Company may adjust this liability for any changes in the ultimate outcome of this matter that are both probable and estimable.

Irrevocable Letters of Credit

On June 30, 2016, the Company purchased a $75.0 million certificate of deposit, which is designated as cash collateral for the $75.0 million letter of credit issued on July 1, 2016 with respect to the first anniversary payment under the Noden Purchase Agreement (as defined in Note 19 below). In addition, the Company provided an irrevocable and unconditional guarantee to Novartis, to pay up to $14.0 million of the remaining amount of the first anniversary payment not covered by the letter of credit. The Company concluded that both guarantees are contingent obligations and shall be accounted for in accordance with ASC 450, Contingencies. Further, it was concluded that both guarantees do not meet the conditions to be accrued at March 31, 2018. On July 3, 2017, the first anniversary payment of $89.0 million was paid pursuant to the Noden Purchase Agreement and the $14.0 million guarantee expired.

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

In addition, Noden and Novartis entered into a supply agreement pursuant to which Novartis will manufacture and supply to Noden a finished form of the Noden Products and bulk drug form of the Noden Products for specified periods of time prior to the transfer of manufacturing responsibilities for the Noden Products to another manufacturer. The supply agreement may be terminated by either party for material breach that remains uncured for a specified time period. The supply agreement commits the Company to a minimum purchase obligation of approximately $75.4 million and $105.8 million over the next twelve and thirty-six months, respectively. The Company expects that Noden will meet this requirement.

LENSAR and Coherent, Inc. entered into an Original Equipment Manufacturer agreement pursuant to which Coherent, Inc. will manufacture and supply to LENSAR Staccato Lasers by March 31, 2019. The supply agreement commits LENSAR to a minimum purchase obligation of approximately $1.1 million over the next twelve months. The Company expects that LENSAR will meet this requirement. For more information about the LENSAR transaction, see Note 19.

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

Pursuant to the terms of the kaléo Note Sale Agreement, $1.4 million of the aggregate purchase price was deposited into an escrow account as a potential payment against certain contingencies, which expires on the 18th month anniversary of the closing date. Upon the expiration of escrow period, the escrow agent is required to release remaining funds to the Company.

The Company does not expect there to be any claims by the purchaser under the escrow agreement. However, in the event that such a claim is made, and if successful, the amount of such a claim up to $1.4 million would be released from the escrow account to the purchaser, which amount would be reduced from the amount released to the Company at the end of the 18-month escrow period. As of March 31, 2018, the Company is not aware of any claims by the purchaser that would reduce the escrow receivable.

13. Convertible Notes

		Principal Balance Outstanding	Carrying Value
		March 31,	March 31,	December 31,
Description	Maturity Date	2018	2018	2017
(In thousands)
Convertible Notes
February 2018 Notes	February 1, 2018	$—	$—	$126,066
December 2021 Notes	December 1, 2021	$150,000	119,166	117,415
Total			$119,166	$243,481

February 2018 Notes

On February 12, 2014, the Company issued $300.0 million in aggregate principal amount, at par, of the February 2018 Notes in an underwritten public offering, for net proceeds of $290.2 million. The February 2018 Notes were due February 1, 2018, and the Company paid interest at 4.0% on the February 2018 Notes semiannually in arrears on February 1 and August 1 of each year, beginning August 1, 2014. A portion of the proceeds from the February 2018 Notes, net of amounts used for purchased call option transactions and provided by the warrant transactions described below, were used to redeem $131.7 million of the Company’s 2.975% Convertible Senior Notes due February 17, 2016.

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

The February 2018 Notes were convertible under any of the following circumstances:

•
During any fiscal quarter ending after the quarter ended June 30, 2014, if the last reported sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price for the notes on the last day of such preceding fiscal quarter;

•
During the five business-day period immediately after any five-consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the notes for each such day;

•	Upon the occurrence of specified corporate events as described further in the indenture; or

•	At any time on or after August 1, 2017.

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, the Company was required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, the Company separated the principal balance of the February 2018 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.0%, which represents the estimated market interest rate for a similar nonconvertible instrument available to the Company on the date of issuance, the Company recorded a total debt discount of $29.7 million, allocated $19.3 million to additional paid-in capital and allocated $10.4 million to deferred tax liability. The discount was being amortized to interest expense over the term of the February 2018 Notes and increases interest expense during the term of the February 2018 Notes from the 4.0% cash coupon interest rate to an effective interest rate of 6.9%.

On February 1, 2018, upon maturity of the February 2018 Notes, the Company repaid a total cash amount of $129.0 million to the custodian, The Bank of New York Mellon Trust Company, N.A., which was comprised of $126.4 million in principal amount and $2.6 million in accrued interest, to retire the February 2018 Notes.

The carrying value and unamortized discount of the February 2018 Notes were as follows:

(In thousands)	March 31, 2018	December 31, 2017
Principal amount of the February 2018 Notes	$—	$126,447
Unamortized discount of liability component	—	(381)
Net carrying value of the February 2018 Notes	$—	$126,066

Interest expense for the February 2018 Notes on the Company’s Condensed Consolidated Statements of Income was as follows:

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Contractual coupon interest	$421	$1,265
Amortization of debt issuance costs	88	249
Amortization of debt discount	293	848
Total	$802	$2,362

Purchased Call Options and Warrants

In connection with the issuance of the February 2018 Notes, the Company entered into purchased call option transactions with two hedge counterparties. The Company paid an aggregate amount of $31.0 million for the purchased call options with terms substantially similar to the embedded conversion options in the February 2018 Notes. The purchased call options covered, subject to anti-dilution and certain other customary adjustments substantially similar to those in the February 2018 Notes, approximately 13.8 million shares of the Company’s common stock. The purchased call options expired on February 1, 2018.

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

The purchased call options and warrants are considered indexed to the Company stock, require net-share settlement, and met all criteria for equity classification at inception and in subsequent periods. The purchased call options cost of $31.0 million, less deferred taxes of $10.8 million, and the $11.4 million received for the warrants, was recorded as adjustments to additional paid-in capital.

December 2021 Notes

On November 22, 2016, the Company issued $150.0 million in aggregate principal amount, at par, of the December 2021 Notes in an underwritten public offering, for net proceeds of $145.7 million. The December 2021 Notes are due December 1, 2021, and the Company pays interest at 2.75% on the December 2021 Notes semiannually in arrears on June 1 and December 1 of each year, beginning June 1, 2017. A portion of the proceeds from the December 2021 Notes, net of amounts used for capped call transaction described below, was used to extinguish $120.0 million of the February 2018 Notes.

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, the Company was required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, the Company separated the principal balance of the December 2021 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 9.5%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, the Company recorded a total debt discount of $4.3 million, allocated $23.8 million to additional paid-in capital and allocated $12.8 million to deferred tax liability. The discount is being amortized to interest expense over the term of the December 2021 Notes and increases interest expense during the term of the December 2021 Notes from the 2.75% cash coupon interest rate to an effective interest rate of 3.4%. As of March 31, 2018, the remaining discount amortization period is 3.7 years.

The carrying value and unamortized discount of the December 2021 Notes were as follows:

(In thousands)	March 31, 2018	December 31, 2017
Principal amount of the December 2021 Notes	$150,000	$150,000
Unamortized discount of liability component	(30,834)	(32,585)
Net carrying value of the December 2021 Notes	$119,166	$117,415

Interest expense for the December 2021 Notes on the Company’s Condensed Consolidated Statements of Income was as follows:

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Contractual coupon interest	$1,031	$1,031
Amortization of debt issuance costs	19	18
Amortization of debt discount	134	130
Amortization of conversion feature	1,598	1,430
Total	$2,782	$2,609

As of March 31, 2018, the December 2021 Notes are not convertible. At March 31, 2018, the if-converted value of the December 2021 Notes did not exceed the principal amount.

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

14. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	March 31,	December 31,
	2018	2017
(In thousands)
Accrued lease liability	$10,700	$10,700
Long-term incentive accrual	1,864	1,729
Uncertain tax positions	30,948	30,682
Long-term deferred tax liabilities	1,842	1,208
Dividend payable	47	47
Other	362	343
Total	$45,763	$44,709

In connection with the Spin-Off, the Company entered into amendments to the leases for the Company’s former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify the Company for all matters related to the leases attributable to the period after the Spin-Off date. As of March 31, 2018, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $42.3 million. If Facet were to default, the Company could also be responsible for lease-related costs including utilities, property taxes and common area maintenance that may be as much as the actual lease payments. The Company has recorded a liability of $10.7 million on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2018, and December 31, 2017, related to this guarantee.

15. Stock-Based Compensation

The Company grants restricted stock awards pursuant to a stockholder approved stock-based incentive plan. This incentive plan is described in further detail in Note 16, Stock-Based Compensation, of Notes to the Condensed Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

On September 12, 2017, the Company granted 961,000 shares of common stock in the form of a nonstatutory inducement stock option grant pursuant to a nonstatutory inducement stock option agreement and granted 240,200 shares of our common stock in the form of an inducement restricted stock grant pursuant to an inducement restricted stock agreement. These inducement awards were not granted under the Company’s 2005 Equity Incentive Plan.

The following table summarizes the Company’s stock option and restricted stock award activity during the three months ended March 31, 2018:

	Stock Options		Restricted Stock Awards
(In thousands except per share amounts)	Number of Shares Outstanding	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Grant-date Fair Value Per Share
Balance at December 31, 2017	961	$3.21	2,305	$2.68
Granted	—	$—	38	$2.74
Vested or released	—	$—	(38)	$2.74
Balance at March 31, 2018	961	$3.21	2,305	$2.68

16. Income Taxes

Income tax expense for the three months ended March 31, 2018 and 2017, was $1.0 million and $6.6 million, respectively, which resulted primarily from applying the federal statutory income tax rate to income before income taxes. Our effective tax rate for the current period differs from the U.S. federal statutory rate of 21% due primarily to the effect of state income taxes and the foreign rate differential related to Noden Pharma DAC in Ireland.

The uncertain tax positions increased during the three months ended March 31, 2018 and 2017, by zero and $0.8 million, respectively, resulting from an increase in tax uncertainties and estimated tax liabilities.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Cuts and Job Act. The accounting for all items is expected to be complete during 2018 as additional guidance related to GILTI is released. Any differences between what was previously recorded and the final amounts or estimates done for subsequent quarters are not expected to be material.

The Company’s income tax returns are subject to examination by U.S. federal, state and local tax authorities for tax years 2000 forward. The Company is currently under income tax examination in the state of California for the tax years 2009 through 2015. Although the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year, the Company does not anticipate any material change to the amount of its unrecognized tax benefit over the next 12 months.

17. Stockholders’ Equity

Stock Repurchase Program

On March 1, 2017, the Company’s board of directors authorized the repurchase through March 2018 of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $30.0 million pursuant to a share repurchase program. The repurchases under the share repurchase program were made from time to time in the open market or in privately negotiated transactions and were funded from the Company’s working capital. All shares of common stock repurchased under the Company’s share repurchase program were retired and restored to authorized but unissued shares of common stock at June 30, 2017. The Company repurchased 13.3 million shares of its common stock under the share repurchase program during the fiscal year ended December 31, 2017, for an aggregate purchase price of $30.0 million, or an average cost of $2.25 per share, including trading commission.

On September 25, 2017, the Company’s board of directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $25.0 million pursuant to a new share repurchase program. The repurchases under the new share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. The amount and timing of such repurchases are dependent upon the price and availability of shares, general market conditions and the availability of cash. Repurchases may also be made under a trading plan under Rule 10b5-1, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. All shares of common stock repurchased under the Company’s new share repurchase program are expected to be retired and restored to authorized but unissued shares of common stock. The Company repurchased 1.4 million shares of its common stock under the share repurchase program during the three months ended March 31, 2018, for an aggregate purchase price of $4.2 million, or an average cost of $2.97 per share, including trading commission. As of March 31, 2018, the Company had 400,000 shares held in treasury stock at a total cost of $1.2 million. Those shares were settled and retired on April 6, 2018. The new shares repurchase program may be suspended at any time without notice.

18. Accumulated Other Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income (loss). The Company includes unrealized net gains (losses) on investments held in its available-for-sale securities in other comprehensive income (loss), and present the amounts net of tax. The Company’s other comprehensive income (loss) is included in the Company’s Condensed Consolidated Statements of Comprehensive Income.

The balance of accumulated other comprehensive income, net of tax, was as follows:

	Unrealized gains (losses) on available-for-sale securities	Total Accumulated Other Comprehensive Income
(In thousands)
Beginning Balance at December 31, 2017	$1,181	$1,181
Activity for the three months ended March 31, 2018	(1,181)	(1,181)
Ending Balance at March 31, 2018	$—	$—

19. Business Combinations

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

Fair Value of Consideration Transferred

Contemporaneously with the cancellation of the Company’s notes receivable with a carrying value of $43.9 million, the Company acquired 100% equity interests in LENSAR, at fair value, for $31.7 million, resulting in a loss on extinguishment of notes receivable of $10.6 million. The fair value of the equity interest in LENSAR was determined primarily using the “income method,” which starts with a forecast of all expected future cash flows of the acquired business. The acquisition resulted in a gain on bargain purchase because the fair value of assets acquired and liabilities assumed exceeded the total of the fair value of the equity interest in LENSAR by approximately $9.3 million, which was recorded in the Consolidated Statement of Income for the year ended December 31, 2017.

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

Pro Forma Impact of Business Combination

The following table represents the unaudited consolidated financial information for the Company on a pro forma basis for the three and three months ended March 31, 2018 and 2017, assuming that the the LENSAR transaction had closed on January 1, 2016. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the acquisitions and are expected to have a continuing impact on the consolidated results. Additionally, the following table sets forth unaudited financial information and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transactions occurred on the dates indicated or that may be achieved in the future.

	Three Months Ended
	March 31,
	2018	2017
(in thousands)
Pro forma revenues	$38,518	$106,950
Pro forma net income	$1,522	$53,466
Pro forma net income per share - basic	$0.01	$0.33
Pro forma net income per share - diluted	$0.01	$0.33

The unaudited pro forma consolidated results include historical revenues and expenses of assets acquired in the LENSAR Transaction with the following adjustments:

•	Adjustment to recognize incremental amortization expense based on the fair value of intangibles acquired;

•	Elimination of non-recurring charges directly related to the acquisition that were included in the historical results of operations for the Company; and

•
Adjustment to recognize pro forma income tax based on income tax benefit on the amortization of intangible asset at the statutory tax rate of the United States [at such time] (35.0%), and the income tax benefit on the interest expense at the statutory tax rate of the United States [at such time] (35.0%).

20. Segment Information

In connection with acquiring 100% of the equity interests of LENSAR in May 2017, the Company added a third reportable segment, “medical devices” and renamed the previous product sales segment “pharmaceutical”.

Information regarding the Company’s segments for the three and three months ended March 31, 2018 and 2017 is as follows:

Revenues by segment	Three Months Ended
	March 31,
(in thousands)	2018	2017
Pharmaceutical	$18,342	$12,581
Medical devices	4,982	—
Income generating assets	15,194	32,859
Total revenues	$38,518	$45,440

Income (loss) by segment	Three Months Ended
	March 31,
(in thousands)	2018	2017
Pharmaceutical	$(1,716)	$(3,733)
Medical devices	(584)	—
Income generating assets	3,902	10,974
Total net income	$1,602	$7,241

Long-lived assets by segment
(in thousands)	March 31, 2018	December 31, 2017
Pharmaceutical	$1,164	$822
Medical devices	6,267	6,263
Income generating assets	126	137
Total long-lived assets	$7,557	$7,222

The operations for the Company’s Pharmaceutical and Medical Devices segments are primarily located in Ireland and the United Stated, respectively.

21. Subsequent Events

Share Repurchase Program

From April 1, 2018 to May 8, 2018, the Company repurchased approximately 2.8 million shares of its common stock under the share repurchase program at a weighted average price of $3.04 per share for a total of $8.4 million. Since the inception of the share repurchase program in March 2018, the Company has repurchased approximately 4.2 million shares of its common stock for a total of $12.6 million. Approximately $12.4 million remains available under the current share repurchase program.

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

We operate in three segments designated as Pharmaceutical, Medical Devices and Income Generating Assets.

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

The agreement between Novartis and Noden provides for various transition periods for development and commercialization activities relating to the Noden Products. Initially, Novartis distributed the Noden Products on behalf of Noden worldwide and Noden received a profit transfer on such sales. In the United States, the duration of the profit transfer ran from July 1, 2016 through October 4, 2016. Outside the United States, the profit transfer ended in the first quarter of 2018. On the transfer of the marketing authorization from Novartis to Noden in each country the profit transfer arrangement terminates. Generally, the profit transfer to Noden is defined as gross revenues less product cost and a low single digit percentage fee to Novartis. Prior to the transfer of the marketing authorization, revenue will be presented on a “net” basis; after the transfer of the marketing authorization, revenue will be presented on a “gross” basis, meaning product costs will be reported separately and there will be no fee to Novartis.

Because Novartis has not actively commercialized the Noden Products for many years, and sales of the Noden Products have been declining annually since that time, the ability of Noden to promote these Noden Products successfully and efficiently will determine whether revenues can be stabilized.

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

The LENSAR® Laser System has been approved by the FDA for anterior capsulotomy, lens fragmentation, corneal and arcuate incisions. The LENSAR Laser with Augmented Reality™ provides an accurate 3-D model of the relevant anatomical features of each patient’s anterior segment, allowing precise laser delivery and to enhance the surgical confidence in performing accurate corneal incisions, precise size, shape and location of free-floating capsulotomies, and efficient lens fragmentation for all grades. The LENSAR® Laser System - fs 3D (LLS-fs 3D) with Streamline™ includes the integration with various pre-op diagnostic devices, automated Iris Registration with automatic cyclorotation adjustment, IntelliAxis-C™ (corneal) and IntelliAxis-L™ (Lens) markers for simple alignment without errors associated with manually marking the eye, of Toric IOLs as well as treatment planning tools for precision guided laser treatments. The corneal incision–only mode, expanded remote diagnostics capabilities, additional pre-programmable preferences, thoughtful ergonomics, and up to 20 seconds faster laser treatment times with Streamline allow for seamless integration and maximum surgical efficiency.

For details regarding LENSAR, the LENSAR transaction and Chapter 11 case, see Note 19 to the Condensed Consolidated Financial Statements included in Item 1.

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

While we currently maintain this portfolio of royalty rights, our intention is to pursue fewer of these transactions while we focus on acquiring additional specialty pharmaceutical products or companies. At March 31, 2018, we had a total of five royalty rights transactions outstanding.

Notes and Other Long-Term Receivables

We have entered, and may continue to enter, into credit agreements with borrowers across the healthcare industry, under which we make available cash loans to be used by the borrower. Obligations under these credit agreements are typically secured by a pledge of substantially all the assets of the borrower and any of its subsidiaries. While we currently maintain this portfolio of notes receivable, our intention is to pursue fewer debt transactions, and focus on acquiring additional specialty pharmaceutical products or companies. At March 31, 2018, we had a total of two notes receivable transaction outstanding.

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

Our total revenues from licensees under our Queen et al. patents were $2.8 million and $14.2 million, net of rebates and foreign exchange hedge adjustments, for the three months ended March 31, 2018 and 2017, respectively.

Licensing Agreements for Marketed Products

In the three months ended March 31, 2018 and 2017, we received royalties on sales of Tysabri from Biogen.

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

Economic and Industry-wide Factors

Various economic and industry-wide factors are relevant to our business, including changes to laws and interpretation of those laws that protect our intellectual property rights, our licensees’ ability to obtain or retain regulatory approval for products licensed under our patents, fluctuations in foreign currency exchange rates, the ability to attract, retain and integrate qualified personnel, as well as overall global economic conditions. We actively monitor economic, industry and market factors affecting our business; however, we cannot predict the impact such factors may have on our future results of operations, liquidity and cash flows. See also the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for additional factors that may impact our business and results of operations.

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

During the three months ended March 31, 2018, there have been no significant changes to our critical accounting policies and estimates from those presented in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, that are of significance, or potential significance, to us.

Operating Results

Three months ended March 31, 2018, compared to three months ended March 31, 2017

Revenues

	Three Months Ended		Change from Prior
	March 31,
	2018	2017	Year %
(Dollars in thousands)
Revenues
Royalties from Queen et al. patents	$2,783	$14,156	(80%)
Royalty rights - change in fair value	11,091	13,146	(16%)
Interest revenue	749	5,457	(86%)
Product revenue, net	23,324	12,581	85%
License and other	571	100	(471%)
Total revenues	$38,518	$45,440	(15%)

Total revenues were $38.5 million for the three months ended March 31, 2018, compared with $45.4 million for the three months ended March 31, 2017. Our total revenues decreased by 15%, or $6.9 million, for the three months ended March 31, 2018, when compared to the same period of 2017. The decrease was primarily due to decreased sales of Tysabri that was manufactured prior to the patent expiry date and decreased interest revenues due to the sale of the kaléo note receivable asset, partially offset by an increase in product revenues derived from sales of the LENSAR Laser System, which we did not begin to recognize until May 2017 and revenue from our Pharmaceutical segment related to Noden.

Revenue from our Pharmaceutical segment for the three months ended March 31, 2018 was $18.3 million, an increase of 46% compared to the same period last year. All pharmaceutical revenues were derived from sales of the Noden Products. While we acquired the exclusive worldwide rights to manufacture, market, and sell the Noden Products from Novartis on July 1, 2016, Novartis was still the primary obligor during the first through third quarters of 2017 for ex-U.S. sales, therefore revenue is presented on a “net” basis for those periods for all ex-U.S. sales. Our revenue recognition policies require estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance for product sales at each period.

The following table provides a summary of activity with respect to our sales allowances and accruals for the three months ended March 31, 2018:

(in thousands)	Discount and Distribution Fees	Government Rebates and Chargebacks	Assistance and Other Discounts	Product Return	Total
Balance at December 31, 2017:	$3,422	$8,709	$4,178	$3,304	$19,613
Allowances for current period sales	2,323	3,669	2,064	572	8,628
Allowances for prior period sales	—	—	—	—	—
Credits/payments for current period sales	(329)	(347)	(154)	—	(830)
Credits/payments for prior period sales	(2,344)	(5,194)	(2,010)	—	(9,548)
Balance at March 31, 2018	$3,072	$6,837	$4,078	$3,876	$17,863

Revenue from our Income Generating Assets segment for the three months ended March 31, 2018 were $15.2 million, a decrease of 53.8%, or $17.7 million, compared to the same period last year, primarily due to decreased sales of Tysabri that was manufactured prior to the patent expiry date and decreased interest revenues due to the sale of the kaléo note receivable asset.

Revenue from our Medical Devices segment for the three months ended March 31, 2018 was $5.0 million. All revenues from our Medical Devices segment were derived from LENSAR laser system revenue, procedures and consumables and service revenue which we began to recognize beginning May 11, 2017.

The following tables provides a summary of activity with respect to our royalty rights - change in fair value for the three months ended March 31, 2018 (in thousands):

		Change in	Royalty Rights -
	Cash Royalties	Fair Value	Change in Fair Value
Depomed	$16,907	$(9,430)	$7,477
VB	280	137	417
U-M	996	(187)	809
AcelRx	52	2,237	2,289
Avinger	305	(295)	10
KYBELLA	83	6	89
	$18,623	$(7,532)	$11,091

The following table summarizes the percentage of our total revenues that individually accounted for 10% or more of our total revenues for the three months ended March 31, 2018 and 2017:

		Three Months Ended
		March 31,
Licensee	Product Name	2018	2017

Biogen	Tysabri	7%	31%

Depomed	Glumetza, Janumet XR, Jentadueto XR and Invokamet XR	19%	14%

N/M	Tekturna, Tekturna HCT, Rasilez and Rasilez HCT	48%	28%

kaléo	Interest revenues	—%	10%

LENSAR	LENSAR Laser System	13%	—%
_______________________
N/M = Not meaningful

Operating Expenses

	Three Months Ended		Change from Prior
	March 31,
	2018	2017	Year %
(In thousands)
Cost of product revenue, (excluding intangible amortization)	$10,566	$2,552	314%
Amortization of intangible assets	6,293	6,015	5%
General and administrative	11,661	12,576	(7)%
Sales and marketing	5,513	2,584	113%
Research and development	793	1,766	(55)%
Change in fair value of acquisition-related contingent consideration	(600)	1,442	(142)%
Total operating expenses	$34,226	$26,935	27%
Percentage of total revenues	89%	59%

The increase in operating expenses for the three months ended March 31, 2018, as compared to the same period in 2017, was a result of the Pharmaceutical and Medical Devices segments contributing additional cost of product revenue of $5.6 million and $2.4 million, respectively, and was due to increased revenue in the Pharmaceutical segment and recognition of costs of goods for ex-U.S. revenue and increased revenue from the Medical Devices segment which PDL did not begin to recognized until May 2017. Sales and marketing expense increased an additional of $1.4 million and $1.5 million, respectively, and research and development increased an additional $0.6 million due to LENSAR Laser System research and development. These increases were partially offset by an increase of a change in fair value in acquisition-related contingent consideration of $2.0 million, a decrease in research and development costs for the completion of a pediatric trial for Tekturna and a decrease in general and administration asset management and legal expenses related to the Merck litigation.

Non-operating Expense, Net

Non-operating expense, net, for the three months ended March 31, 2018 decreased, as compared to the same period in 2017, primarily due to the repayment of the February 2018 Notes in February 2018, partially offset by an increase in interest income from investments. The decrease in interest expense for the three months ended March 31, 2018, as compared to the same period in 2017, consisted primarily of non-cash interest expense as we are required to compute interest expense using the interest rate for similar nonconvertible instruments in accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion.

Income Taxes

Income tax expense for the three months ended March 31, 2018 and 2017, was $1.0 million and $6.6 million, respectively, which resulted primarily from applying the federal statutory income tax rate to income before income taxes. Our effective tax rates for the current period differs from the U.S. federal statutory rate of 21% due primarily to the effect of state income taxes and the foreign rate differential related to Noden Ireland. We intend to indefinitely reinvest all our undistributed foreign earnings outside the United States.

The uncertain tax positions increased during the three months ended March 31, 2018 and 2017, by zero and $0.8 million, respectively, resulting from an increase in tax uncertainties and estimated tax liabilities.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Cuts and Job Act. The accounting for all items is expected to be complete during 2018 as additional guidance related to GILTI is released. Any differences between what was previously recorded and the final amounts or estimates done for subsequent quarters are not expected to be material.

Net Income per Share

Net income per share for the three months ended March 31, 2018 and 2017, is presented below:

	Three Months Ended
	March 31,
	2018	2017
Net income per share - basic	$0.01	$0.04
Net income per share - diluted	$0.01	$0.04

Liquidity and Capital Resources

We finance our operations primarily through royalty and other license-related revenues, public and private placements of debt and equity securities, interest income on invested capital and revenues from product sales. We currently have 14 full-time employees managing our intellectual property, our asset acquisitions, operations and other corporate activities as well as providing for certain essential reporting and management functions of a public company. In addition, we have 15 full-time employees at our operating subsidiary, Noden, who manage Noden’s business and operations, and 58 full time employees at our operating subsidiary, LENSAR, who manage the medical device business and operations.

Our future capital requirements are difficult to forecast and will depend upon many factors, including our ability to identify and acquire specialty pharmaceutical products, the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, the resources we devote to developing and supporting our products and other factors. Additionally, we will continue to evaluate possible acquisitions of new products, devices, royalty revenues or other income generating assets, which may require the use of cash or additional financing.

The general cash needs of our Pharmaceutical, Medical Device and Income Generating Assets segments can vary significantly. In our Pharmaceutical segment, cash needs tend to be driven primarily by material purchases and anticipated near-term capital expenditures. In our Medical Device segment, the primary factors determining cash needs tend to be the funding of our operations. The cash needs of our Income Generating Assets segment tend to be driven by legal and professional service fees. On a consolidated basis, cash needs tend to be driven by funding of potential repurchases of our common stock and additional acquisition transactions.

We had cash, cash equivalents and short-term investments in the aggregate of $405.1 million and $532.1 million at March 31, 2018, and December 31, 2017, respectively. The decrease was primarily attributable to the repayment of the February 2018 Notes of $126.4 million, the repurchase of common stock for $3.6 million, the purchase of fixed assets of $1.4 million and cash used in operating activities of $13.5 million, partially offset by proceeds from royalty right payments of $18.6 million and proceeds from the sale of available for sale securities of $4.1 million.

On September 25, 2017, we announced that our board of directors authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $25.0 million pursuant to a share repurchase program. The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from our working capital. The amount and timing of such repurchases are dependent upon the price and availability of shares, general market conditions and the availability of cash. Repurchases may also be made under a trading plan under Rue 10b5-1, which would permit shares to be repurchased when we might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. All shares of common stock repurchased under the share repurchase program are expected to be retired and restored to authorized but unissued shares of common stock. As of March 31, 2018, we repurchased 1.4 million shares of our common stock under the share repurchase program during the three months ended March 31, 2018, for an aggregate purchase price of $4.2 million, or an average cost of $2.97 per share, including trading commission. From April 1, 2018 to May 7, 2018, we repurchased approximately 2.8 million shares of our common stock under the share repurchase program at a weighted average price of $3.03 per share for a total of $8.4 million. Since the inception of the share repurchase program in March 2018, we have repurchased approximately 4.2 million shares of its common stock for a total of $12.6 million. The new share repurchase program may be suspended or discontinued at any time without notice.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

Convertible Notes

As of March 31, 2018, our convertible note obligation consisted of our December 2021 Notes, which in the aggregate totaled $150.0 million in principal.

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

In addition, Noden and Novartis entered into a supply agreement pursuant to which Novartis will manufacture and supply to Noden a finished form of the Noden Products and bulk drug form of the Noden Products for specified periods of time prior to the transfer of manufacturing responsibilities for the Noden Products to another manufacturer. The supply agreement commits Noden to a minimum purchase obligation of approximately $75.4 million and $105.8 million over the next twelve and twenty-four months, respectively. We expect Noden to meet this requirement.

LENSAR and Coherent, Inc. entered into an Original Equipment Manufacturer agreement pursuant to which Coherent, Inc. will manufacture and supply to LENSAR Staccato Lasers by December 31, 2018. The supply agreement commits LENSAR to a minimum purchase obligation of approximately $1.1 million over the next twelve months. We expect LENSAR to meet this requirement.

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

Pursuant to the terms of the kaléo Note Sale Agreement, $1.4 million of the aggregate purchase price was deposited into an escrow account as a potential payment against certain contingencies, which expires on the 18th month anniversary of the closing date. Upon the expiration of the escrow period, the escrow agent is required to release remaining funds to us.

We do not expect there to be any claims by the Purchaser under the escrow agreement. However, in the event that such a claim is made, and if successful, the amount of such a claim up to $1.4 million would be released from the escrow to the Purchaser, which amount would be reduced from the amount released to us at the end of the 18 month escrow period. As of March 31, 2018, we are not aware of any claims by the Purchaser that would reduce the escrow receivable.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2018, there have been no material changes in our market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, on May 11, 2017, we acquired LENSAR. In accordance with the SEC’s published guidance, our Annual Report on Form 10-K for the year ending December 31, 2017 did not include consideration of the internal controls of LENSAR within management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. We are in the process of integrating LENSAR into our overall internal control over financial reporting process and will incorporate LENSAR into our annual assessment of internal control over financial reporting as of December 31, 2018.

Beginning January 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers. Although the new revenue standard is expected to have an immaterial impact on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities with them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

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

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

The information set forth in Note 12 “Commitments and Contingencies” to our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q is incorporated by reference herein.

ITEM 1A.        RISK FACTORS

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information relating to the repurchases of our common stock made by us in the quarter ended March 31, 2018 (in thousands):

Fiscal Period			Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program(1)
January 1, 2018	to	January 31, 2018	—	$—	—	$25,000
February 1, 2018	to	February 28, 2018	—	—	—	25,000
March 1, 2018	to	March 31, 2018	1,400	2.97	1,400	20,841
Total during quarter ended March 31, 2018			1,400	$2.97	1,400	$20,841
____________________
(1) On September 25, 2017, our board of directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $25.0 million pursuant to a new share repurchase program. The repurchase program may be suspended or discontinue at any time without notice.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The exhibits listed in the exhibit index preceding the signature page are filed or furnished as part of this report.

EXHIBIT INDEX
Exhibit Number	Exhibit Title

3.1	Restated Certificate of Incorporation effective March 23, 1993 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed March 31, 1993)

3.2	Certificate of Amendment of Certificate of Incorporation effective August 21, 2001 (incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K filed March 14, 2002)

3.3	Certificate of Amendment of Certificate of Incorporation effective January 9, 2006 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed January 10, 2006

3.4	Certificate of Designation, Preferences and Rights of the Terms effective August 25, 2006 (incorporated by reference to Exhibit 3.4 to Registration Statement on Form 8-A filed September 6, 2006)

3.5	Third Amended and Restated Bylaws effective December 4, 2014 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed December 9, 2014)

3.6	Certificate of Amendment of Restated Certificate of Incorporation effective May 22, 2013 (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 filed June 21, 2013)

12.1#	Ratio of Earnings to Fixed Charges

31.1#	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**#	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

#	Filed herewith.

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

Dated:	May 9, 2018
PDL BIOPHARMA, INC. (REGISTRANT)

/s/ John P. McLaughlin
John P. McLaughlin
Chief Executive Officer (Principal Executive Officer)

/s/ Peter S. Garcia
Peter S. Garcia
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)