Form 10-Q
period 2018-06-30
PDL BIOPHARMA, INC.
filed 2018-08-09
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 (Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of July 30, 2018, there were 145,400,381 shares of the registrant’s Common Stock outstanding.

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

 PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
Royalties from Queen et al. patents	$1,218	$16,285	$4,001	$30,441
Royalty rights - change in fair value	12,842	83,725	23,933	96,871
Interest revenue	751	5,460	1,500	10,917
Product revenue, net	31,761	18,829	55,085	31,410
License and other	3	19,536	574	19,636
Total revenues	46,575	143,835	85,093	189,275
Operating expenses
Cost of product revenue (excluding intangible asset amortization)	14,524	4,515	25,090	7,067
Amortization of intangible assets	6,384	6,148	12,677	12,163
General and administrative	14,529	11,288	26,190	23,864
Sales and marketing	5,385	3,616	10,898	6,200
Research and development	684	4,281	1,477	6,047
Impairment of intangible assets	152,330	—	152,330	—
Change in fair value of anniversary payment and contingent consideration	(22,135)	1,207	(22,735)	2,649
Total operating expenses	171,701	31,055	205,927	57,990
Operating income (loss)	(125,126)	112,780	(120,834)	131,285
Non-operating income (expense), net
Interest and other income, net	1,376	276	3,290	488
Interest expense	(2,811)	(5,015)	(6,396)	(9,986)
Gain on bargain purchase	—	6,271	—	6,271
Total non-operating income (expense), net	(1,435)	1,532	(3,106)	(3,227)
Income (loss) before income taxes	(126,561)	114,312	(123,940)	128,058
Income tax expense (benefit)	(14,265)	53,873	(13,246)	60,425
Net income (loss)	(112,296)	60,439	(110,694)	67,633
Less: Net loss attributable to noncontrolling interests	—	—	—	(47)
Net income (loss) attributable to PDL’s shareholders	$(112,296)	$60,439	$(110,694)	$67,680

Net income (loss) per share
Basic	$(0.76)	$0.39	$(0.74)	$0.42
Diluted	$(0.76)	$0.39	$(0.74)	$0.42
Weighted average shares outstanding
Basic	146,923	155,654	149,186	159,677
Diluted	146,923	156,394	149,186	160,168

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income (loss)	$(112,296)	$60,439	$(110,694)	$67,633

Other comprehensive income (loss), net of tax
Change in unrealized gains on investments in available-for-sale securities:
Change in fair value of investments in available-for-sale securities, net of tax	—	—	(578)	—
Adjustment for net gains realized and included in net income, net of tax	—	—	(603)	—
Total change in unrealized gains on investments in available-for-sale securities, net of tax(a)	—	—	(1,181)	—
Total other comprehensive income/(loss), net of tax	—	—	(1,181)	—
Comprehensive income (loss)	(112,296)	60,439	(111,875)	67,633
Less: Comprehensive loss attributable to noncontrolling interests	—	—	—	(47)
Comprehensive income (loss) attributable to PDL’s shareholders	$(112,296)	$60,439	$(111,875)	$67,680
 ______________________________________________
(a) Net of tax of zero and zero for the three months ended June 30, 2018 and 2017, respectively, and $314 and zero for the six months ended June 30, 2018 and 2017, respectively.

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2018	2017
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$395,653	$527,266
Short-term investments	—	4,848
Accounts receivable, net	19,531	31,183
Notes receivable	58,058	53,613
Inventories	14,801	9,147
Prepaid and other current assets	20,628	14,386
Total current assets	508,671	640,443
Property and equipment, net	9,223	7,222
Royalty rights - at fair value	335,163	349,223
Notes and other receivables, long-term	12,829	17,124
Intangible assets, net	54,472	215,823
Other assets	25,637	13,288
Total assets	$945,995	$1,243,123

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,212	$19,785
Accrued liabilities	34,294	45,881
Accrued income taxes	217	1,377
Convertible notes payable	—	126,066
Total current liabilities	45,723	193,109
Convertible notes payable	120,945	117,415
Contingent consideration	18,900	42,000
Other long-term liabilities	47,799	44,709
Total liabilities	233,367	397,233

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 350,000 shares authorized; 145,971 and 153,775 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,460	1,538
Additional paid-in capital	(100,229)	(102,443)
Accumulated other comprehensive income	—	1,181
Retained earnings	811,397	945,614
Total stockholders’ equity	712,628	845,890
Total liabilities and stockholders’ equity	$945,995	$1,243,123

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$(110,694)	$67,633
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of convertible notes and term loan offering costs	3,911	5,394
Amortization of intangible assets	12,677	12,164
Impairment of intangible assets	152,330	—
Change in fair value of royalty rights - at fair value	(23,933)	(96,871)
Change in fair value of derivative asset	(74)	(136)
Change in fair value of anniversary payment and contingent consideration	(22,735)	2,649
Other amortization, depreciation and accretion of embedded derivative	2,028	591
Gain on sale of available-for-sale securities	(764)	(93)
Loss on disposal of property and equipment	66	—
Inventory obsolescence	(491)	161
Bad debt allowance	43	54
Stock-based compensation expense	2,218	2,075
Deferred income taxes	(11,276)	29,223
Changes in assets and liabilities, net of effects of business acquired:
Accounts receivable	10,764	15,058
Receivables from licensees and other	945	6,000
Prepaid and other current assets	(6,816)	(2,700)
Accrued interest on notes receivable	(150)	15,263
Inventories	(5,343)	(1,823)
Other assets	(1,531)	8
Accounts payable	(8,679)	993
Accrued liabilities	(5,789)	5,542
Deferred revenue	(5,970)	—
Accrued income taxes	(1,159)	10,278
Other long-term liabilities	666	(9,851)
Net cash provided by (used in) operating activities	(19,756)	61,612
Cash flows from investing activities
Purchase of investments	—	(19,860)
Proceeds from sales of available-for-sale securities	4,116	29,045
Proceeds from royalty rights - at fair value	37,993	48,062
Sale of royalty rights - at fair value	—	108,169
Proceeds from sales of assets held for sale	—	8,142
Purchase of property and equipment	(3,915)	(705)
Net cash provided by investing activities	38,194	172,853
Cash flows from financing activities
Repayment of convertible notes	(126,447)	—
Cash paid for purchase of noncontrolling interest	—	(2,170)
Cash dividends paid	—	(21)
Repurchase and retirement of common stock	(23,604)	(30,000)
Net cash used in financing activities	(150,051)	(32,191)
Net increase (decrease) in cash and cash equivalents	(131,613)	202,274
Cash and cash equivalents at beginning of the period	527,266	147,154
Cash and cash equivalents at end of period	$395,653	$349,428

Supplemental cash flow information
Cash paid for income taxes	$3,980	$14,205
Cash paid for interest	$4,591	$4,695

Supplemental schedule of non-cash investing and financing activities
Asset held for sale reclassified from notes receivable to other assets	$—	$10,000
Assets held for sale reclassified from other assets to intangibles	$1,811	$—
Extinguishment of notes receivable	$—	$43,909
See accompanying notes.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Effective January 1, 2018, the Company adopted the requirements of ASU No. 2014-09 using the modified retrospective method as discussed in Note 2 below. All amounts and disclosures set forth in this Quarterly Report on Form 10-Q reflect these changes.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The new guidance amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. ASU No. 2016-13 has an effective date of the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating ASU No. 2016-13 and assessing the impact, if any, it may have to the Company’s consolidated results of operations, financial position and cash flows.

 2. Revenue from Contracts with Customers

Adoption of New Revenue Standard

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers that supersedes Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. Subsequently, the FASB issued several updates to ASU No. 2014-09, which are pending content or otherwise codified in ASC Topic 606 (“ASC 606”). ASC 606 also includes new guidance on costs related to a contract, which is codified in ASC Subtopic 340-40. The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not substantially completed as of the date of adoption. The cumulative impact of the adoption ASC 606 was not material to the Company therefore the Company did not record any adjustments to retained earnings. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC Topic 605, which is also referred to herein as “legacy GAAP” or the “previous guidance”.

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

For bundled packages, the Company accounts for individual products and services separately if they are distinct - i.e. if a product or service is separately identifiable from other items in the bundled package and if the customer can benefit from it on its own or with other resources that are readily available to the customer. As the Company both sells and leases the LLS, the consideration (including any discounts) is first allocated between lease and non-lease components and then allocated between the separate products and services based on their stand-alone selling prices. The consideration (including any discounts) is allocated between separate products and services in a bundle based on their stand-alone selling prices. The stand-alone selling prices for the Patient Interface Devices (“PIDs”) and procedure licenses are determined based on the prices at which the Company separately sells the PIDs and procedure licenses. The LLS system and warranty stand-alone selling prices are determined using the expected cost plus a margin approach.

The Company sells and leases the LLS to customers. For LSS sales, the Company recognizes revenue in products revenue when a customer takes possession of the system. This usually occurs after the customer signs a contract, LENSAR installs the system, and LENSAR performs the requisite training for use of the system. For LLS leases, the Company recognizes revenue in products revenue over the length of the lease in products revenue in accordance with ASC Topic 840, Leases.

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

In January 2018, DFM, LLC, a wholly-owned subsidiary of the Company, granted an exclusive license related to certain Direct Flow Medical assets in exchange for $0.5 million in cash and up to $2.0 million in royalty payments. The $0.5 million payment was accounted for in accordance with ASC 606 under which the full cash payment was recognized as revenue in the first quarter of 2018 as DFM, LLC had fulfilled its performance obligation under the agreement.

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

D. Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers by segment and geographic location, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. In the following table, revenue is disaggregated by segment and primary geographical market for the three and six months ended June 30, 2018:

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
(in thousands)	Medical Devices	Pharmaceutical	Medical Devices	Pharmaceutical

Primary geographical markets:
North America	$615	$10,776	$2,319	$21,707
Europe	679	6,371	1,294	12,362
Asia	1,643	8,732	2,757	10,152
Other	107	—	220	—
Total revenue from contracts with customers[1]	$3,044	$25,879	$6,590	$44,221
_______________
1 The table above does not include Medical Device lease revenue of $2.8 million and $4.3 million for the three and six months ended June 30, 2018, respectively.

E. Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

(in thousands)	June 30, 2018	January 1, 2018

Receivables, current and non-current, net	$19,970	$30,771
Contract assets	$3,235	$—
Contract liabilities	$5,114	$10,084

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

Contract assets—The Company’s contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing or associated reporting from the customer regarding the computation of the net product sales has not yet occurred. The Company classifies contract assets as current based on the timing of when it expects to receive payment and is included in prepaid and other current assets in the Company’s consolidated balance sheets.

(in thousands)	Medical Devices	Pharmaceutical	Total

Contract assets at January 1, 2018	$—	$—	$—
Contract assets recognized	—	3,235	3,235
Contract assets at June 30, 2018	$—	$3,235	$3,235

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

(in thousands)	Medical Devices	Pharmaceutical	Total

Contract liabilities at January 1, 2018	$1,391	$8,693	$10,084
Additions	547	3,880	4,427
Amounts recognized into revenue	(704)	(8,693)	(9,397)
Contract liabilities at June 30, 2018	$1,234	$3,880	$5,114

F. Transaction Price Allocated to Future Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

	Six Months Ended
(in thousands)	December 31, 2018	Thereafter	Total

Pharmaceutical product sales	$1,000	$—	$1,000
Medical device product sales	$1,878	$2,352	$4,230

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with original expected lengths of one year or less or (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for the products delivered or services performed.

3. Net Income (loss) per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net Income (Loss) per Basic and Diluted Share:	2018	2017	2018	2017
(in thousands except per share amounts)
Numerator
Income (loss) attributable to PDL’s shareholders used to compute net income per basic and diluted share	$(112,296)	$60,439	$(110,694)	$67,680

Denominator
Total weighted average shares used to compute net income attributable to PDL’s shareholders, per basic share	146,923	155,654	149,186	159,677
Restricted stock outstanding	—	740	—	491
Shares used to compute net income (loss) attributable to PDL’s shareholders, per diluted share	146,923	156,394	149,186	160,168

Net income (loss) attributable to PDL’s shareholders per share - basic	$(0.76)	$0.39	$(0.74)	$0.42
Net income (loss) attributable to PDL’s shareholders per share - diluted	$(0.76)	$0.39	$(0.74)	$0.42

The Company computes net income per diluted share using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of net income per diluted share include shares that may be issued pursuant to outstanding stock options and restricted stock awards, the 4.0% Convertible Senior Notes due February 1, 2018 (the “February 2018 Notes”) that were repaid on February 1, 2018, and the 2.75% Convertible Senior Notes due December 1, 2021 (the “December 2021 Notes”), in each case, on a weighted average basis for the period that the notes were outstanding, including the effect of adding back interest expense and the underlying shares using the if converted method.

December 2021 Notes Capped Call Potential Dilution

In November 2016, the Company issued $150.0 million in aggregate principal of the December 2021 Notes, which provide in certain situations for the conversion of the outstanding principal amount of the December 2021 Notes into shares of the Company’s common stock at a predefined conversion rate. For additional information on the conversion rates on the Company’s convertible debt, see Note 13. In conjunction with the issuance of the December 2021 Notes, the Company entered into a capped call transaction with a hedge counterparty. The capped call transaction is expected generally to reduce the potential dilution, and/or offset, to an extent, the cash payments the Company may choose to make in excess of the principal amount, upon conversion of the December 2021 Notes. The Company has excluded the capped call transaction from the net income (loss) per diluted share computation as such securities would have an antidilutive effect and those securities should be considered separately rather than in the aggregate in determining whether their effect on net income (loss) per diluted share would be dilutive or antidilutive. For additional information regarding the capped call transaction related to the Company’s December 2021 Notes, see Note 13.

Anti-Dilutive Effect of Restricted Stock Awards and Stock Options

For the three months ended June 30, 2018 and 2017, the Company excluded approximately 1.0 million and 2.2 million shares underlying restricted stock awards, respectively, and for the six months ended June 30, 2018 and 2017, the Company excluded approximately 1.1 million and 2.0 million shares underlying restricted stock awards, respectively, calculated on a weighted average basis, from its net income (loss) per diluted share calculations because their effect was anti-dilutive.

For the three months ended June 30, 2018 and 2017, the Company excluded approximately 4.9 million and zero shares underlying outstanding stock options, respectively, and for the six months ended June 30, 2018 and 2017, the Company excluded approximately 4.9 million and zero shares underlying outstanding stock options, respectively, calculated on a weighted average basis, from its net income (loss) per diluted share calculations because their effect was anti-dilutive.

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

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table presents the fair value of the Company’s financial instruments measured at fair value on a recurring basis by level within the valuation hierarchy:

	June 30, 2018				December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Financial assets:
Money market funds	$324,105	$—	$—	$324,105	$417,563	$—	$—	$417,563
Corporate securities	—	—	—	—	4,848	—	—	4,848
Warrants	—	103	—	103	—	29	—	29
Royalty rights - at fair value	—	—	335,163	335,163	—	—	349,223	349,223
Total	$324,105	$103	$335,163	$659,371	$422,411	$29	$349,223	$771,663

Financial liabilities:
Contingent consideration, current[1]	$—	$—	$1,140	$1,140	$—	$—	$—	$—
Contingent consideration, non-current	—	—	18,900	18,900	—	—	42,000	42,000
Total	$—	$—	$20,040	$20,040	$—	$—	$42,000	$42,000
 ___________________
1 Contingent consideration, current is classified as “Accrued liabilities” on the Condensed Consolidated Balance Sheet. See Note 11 for details.

There have been no transfers between levels during the six month periods ended June 30, 2018 and December 31, 2017. The Company recognizes transfers between levels on the date of the event or change in circumstances that caused the transfer.

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

The rights acquired include Depomed’s royalty and milestone payments accruing from and after October 1, 2013: (a) from Santarus, Inc. (“Santarus”) (which was subsequently acquired by Salix Pharmaceuticals, Inc. (“Salix”), which itself was acquired by Valeant Pharmaceuticals International, Inc. (which was subsequently acquired by Bausch Health Companies Inc.) (“Bausch Health”)) with respect to sales of Glumetza (metformin HCL extended-release tablets) in the United States; (b) from Merck & Co., Inc. with respect to sales of Janumet® XR (sitagliptin and metformin HCL extended-release tablets); (c) from Janssen Pharmaceutica N.V. with respect to potential future development milestones and sales of its recently approved fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin tablets, marketed as Invokamet XR®; (d) from

Boehringer Ingelheim with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to Depomed’s license agreement with Boehringer Ingelheim, including its recently approved products, Jentadueto XR® and Syngardy XR®; and (e) from LG Life Sciences and Bausch Health for sales of extended-release metformin tablets in Korea and Canada, respectively.

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

As of June 30, 2018 and December 31, 2017, the Company determined that its royalty purchase interest in Depo DR Sub, LLC represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Depo DR Sub, LLC that most significantly impact Depo DR Sub, LLC’s economic performance and is not the primary beneficiary of Depo DR Sub, LLC; therefore, Depo DR Sub, LLC is not subject to consolidation by the Company.

The financial asset acquired represents a single unit of accounting. The fair value of the financial asset acquired was determined by using a discounted cash flow analysis related to the expected future cash flows to be generated by each licensed product. This financial asset is classified as a Level 3 asset within the fair value hierarchy, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future commercialization for products not yet approved by regulatory agencies outside of the United States. The discounted cash flows are based upon expected royalties from sales of licensed products over a nine-year period. The discount rates utilized range from 10% to 24%. Significant judgment is required in selecting appropriate discount rates. At June 30, 2018, an evaluation was performed to assess those rates and general market conditions potentially affecting the fair market value, of the financial asset. Should these discount rates increase or decrease by 2.5%, the fair value of the asset could decrease by $12.8 million or increase by $14.7 million, respectively. A third-party expert was engaged to assist management develop its original estimate of the expected future cash flows. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from those estimates. The Company periodically assesses the expected future cash flows and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than the original estimates, the Company will adjust the estimated fair value of the asset. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $5.4 million, respectively.

When the Company acquired the Depomed royalty rights, Glumetza was marketed by Santarus. In January 2014, Salix acquired Santarus and assumed responsibility for commercializing Glumetza, which was generally perceived to be a positive development because of Salix’s larger sales force and track record in the successful commercialization of therapies. In late 2014, Salix made a number of disclosures relating to an excess of supply at the distribution level of Glumetza and other drugs that it commercialized and the practices leading to this excess of supply which were under review by Salix’s audit committee in relation to the related accounting practices. Because of these disclosures and the Company’s lack of direct access to information as to the levels of inventory of Glumetza in the distribution channels, the Company commenced a review of all public statements by Salix, publicly available historical third-party prescription data, analyst reports and other relevant data sources. The Company also engaged a third-party expert to specifically assess estimated inventory levels of Glumetza in the distribution channel and to ascertain the potential effects those inventory levels may have on expected future cash flows. Salix was acquired by Bausch Health in early April 2015. In mid-2015, Bausch Health implemented two price increases on Glumetza. At year-end 2015, a third-party expert was engaged by the Company to assess the impact of the Glumetza price adjustments and near-term market entrance of generic equivalents to the expected future cash flows. Based on the analysis performed, management revised the underlying assumptions used in the discounted cash flow analysis at year-end 2015. In February and August 2016, a total of three generic equivalents to Glumetza were approved to enter the market. In February 2016, Lupin Pharmaceuticals, Inc. and in August 2017, Teva Pharmaceutical Industries, Ltd., each launched a generic equivalent approved product. To date, the third generic equivalent to Glumetza has not launched.

In May 2017, the Company received notification that a subsidiary of Bausch Health had launched an authorized generic equivalent product in February 2017, and the Company received royalties on such authorized generic equivalent product under the same terms as the branded Glumetza product, retroactive to February 2017.

At December 31, 2017, management re-evaluated, with assistance of a third-party expert, the market share data, the gross-to-net revenue adjustment assumptions and Glumetza demand data, including the delay in launch of additional generic equivalent products and the entry of an authorized generic product by Bausch Health. These data and assumptions are based on available but limited information. At June 30, 2018, management updated the expected future cash flows based on the current period demand and supply data of Glumetza and the authorized generic equivalent product launched by Bausch Health.

As of June 30, 2018, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date, including future cash flows for the authorized generic equivalent product. The Company continues to monitor whether the generic competition further affects sales of Glumetza and thus royalties on such sales paid to the Company, and the impact of the launched authorized generic equivalent. Due to the uncertainty around Bausch Health’s marketing and pricing strategy, as well as the recent generic competition and limited historical demand data after generic market entrance, the Company may need to further evaluate future cash flows in the event of more rapid reduction or increase in market share of Glumetza and its authorized generic equivalent product and/or a further erosion in net pricing.

In February 2016, at the Company’s request and pursuant to the Depomed Royalty Agreement, Depomed exercised its audit right with respect to Glumetza royalties. The independent auditor engaged to perform the royalty audit completed it in July 2017, and based upon the results of the audit, Depomed, on behalf of the Company, filed a lawsuit on September 7, 2017, against Bausch Health and one of its subsidiaries, claiming damages for unpaid royalties, fees and interest. Bausch Health, Depomed and the Company entered into a settlement agreement on October 27, 2017 whereby the parties agreed to dismiss the litigation, with prejudice, and Bausch Health agreed to pay to Depomed $13.0 million. The full amount of the settlement payment was transferred to the Company under the terms of the Depomed Royalty Agreement in November 2017.

On May 31, 2016, the Company obtained a notification indicating that the U.S. Food and Drug Administration (“FDA”) approved Jentadueto XR for use in patients with Type 2 diabetes. In June 2016, the Company received a $6.0 million FDA approval milestone pursuant to the terms of the Depomed Royalty Agreement. The product approval was earlier than initially expected. Based on the FDA approval and anticipated timing of the product launch, the Company adjusted the timing of future cash flows and discount rate used in the discounted cash flow model at June 30, 2016. As of December 31, 2017, management re-evaluated, the cash flow assumptions for Jentadueto XR and revised the discounted cash flow model. As of June 30, 2018, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date.

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

As of June 30, 2018, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $214.1 million and the maximum loss exposure was $214.1 million.

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

The royalty rights acquired includes royalties accruing from and after April 1, 2014. Under the terms of the VB Royalty Agreement, the Company receives all royalty payments due to VB pursuant to certain technology transfer agreements between VB and Paradigm Spine until the Company has received payments equal to 2.3 times the cash payment made to VB, after which all rights to receive royalties will be returned to VB. VB’s ability to repurchase the royalty right for as specified amount expired on June 26, 2018.

The fair value of the royalty right at June 30, 2018, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a ten-year period. The discount rate utilized was 15.0%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.4 million or increase by $1.6 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $0.4 million, respectively. A third-party expert was engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. At each reporting period, an evaluation is performed to assess those estimates, discount rates utilized and general market conditions affecting fair market value.

As of June 30, 2018, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $14.7 million and the maximum loss exposure was $14.7 million.

University of Michigan Royalty Agreement

On November 6, 2014, the Company acquired a portion of all royalty payments of the Regents of the University of Michigan’s (“U-M”) worldwide royalty interest in Cerdelga (eliglustat) for $65.6 million pursuant to the Royalty Purchase and Sale Agreement with U-M (the “U-M Royalty Agreement”). Under the terms of the U-M Royalty Agreement, the Company receives 75% of all royalty payments due under U-M’s license agreement with Genzyme Corporation, a Sanofi company (“Genzyme”) until expiration of the licensed patents, excluding any patent term extension. Cerdelga, an oral therapy for adult patients with Gaucher disease type 1, was developed by Genzyme. Cerdelga was approved in the United States in August 2014, in the European Union in January 2015, and in Japan in March 2015. In addition, marketing applications for Cerdelga are under review by other regulatory authorities. While marketing applications have been approved in the United States, the European Union and Japan, national pricing and reimbursement decisions are delayed in some countries. At December 31, 2017, a third-party expert was engaged by the Company to assess the impact of the delayed pricing and reimbursement decisions to Cerdelga’s expected future cash flows. Based on the analysis performed, management revised the underlying assumptions used in the discounted cash flow analysis at December 31, 2017. As of June 30, 2018, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date.

The fair value of the royalty right at June 30, 2018 was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a four-year period. The discount rate utilized was approximately 12.8%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.2 million or increase by $1.4 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $0.7 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of June 30, 2018, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $26.1 million and the maximum loss exposure was $26.1 million.

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

As of June 30, 2018, and December 31, 2017, the Company determined that its royalty rights under the AcelRx Royalty Agreement represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of ARPI LLC that most significantly impact ARPI LLC’s economic performance and is not the primary beneficiary of ARPI LLC; therefore, ARPI LLC is not subject to consolidation by the Company.

The fair value of the royalty right at June 30, 2018 was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a fourteen-year period. The discount rate utilized was approximately 13.4%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $9.8 million or increase by $12.0 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $1.9 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. Based on the number of treated patients to date, management adjusted the timing of the expected future cash flows used in the discounted cash flow model at December 31, 2017. At June 30, 2018, management performed an evaluation of those estimates, discount rates utilized and general market conditions to determine the fair market value of the asset, and such an evaluation is performed for each reporting period. As of June 30, 2018, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date.

As of June 30, 2018, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $77.4 million and the maximum loss exposure was $77.4 million.

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

The fair value of the royalty right at June 30, 2018, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of a licensed product over a seven-year period. The discount rate utilized was approximately 14.4%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $0.2 million or increase by $0.3 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $0.1 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. At each reporting period, an evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of June 30, 2018, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $2.8 million and the maximum loss exposure was $2.8 million.

The following tables summarize the changes in Level 3 assets and the gains and losses included in earnings for the six months ended June 30, 2018:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Royalty Rights Assets

(in thousands)	Royalty Rights - At Fair Value
Fair value as of December 31, 2017		$349,223

Total net change in fair value for the period
Change in fair value of royalty rights - at fair value	$23,933
Proceeds from royalty rights - at fair value	$(37,993)
Total net change in fair value for the period		(14,060)

Fair value as of June 30, 2018		$335,163

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Royalty Rights Assets

	Fair Value as of	Royalty Rights -	Fair Value as of
(in thousands)	December 31, 2017	Change in Fair Value	June 30, 2018

Depomed	$232,038	$(17,967)	$214,071
VB	14,380	284	14,664
U-M	26,769	(620)	26,149
AcelRx	72,894	4,539	77,433
Avinger	396	(396)	—
KYBELLA	2,746	100	2,846
	$349,223	$(14,060)	$335,163

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Liabilities

(in thousands)	Contingent Consideration
Fair value as of December 31, 2017	$(42,000)

Total net change in fair value for the period	22,735
Fair value of financial instruments acquired	(1,560)
Settlement of financial instrument	785

Fair value as of June 30, 2018	$(20,040)

The fair value of the contingent consideration was determined using an income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving (a) the level of net sales or (b) generic product launch that would trigger the milestone payments. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones being achieved. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the Condensed Consolidated Statements of Income. The change in fair value of the contingent consideration during the six months ending June 30, 2018 is due primarily to the changes in the probabilities in the generic entry milestones and the additional contingent consideration acquired as part of the assets acquired by LENSAR from Precision Eye Services, as described in note 9.

Gains and losses from changes in Level 3 assets included in earnings for each period are presented in “Royalty rights - change in fair value” and gains and losses from changes in Level 3 liabilities included in earnings for each period are presented in “Change in fair value of anniversary payment and contingent consideration” as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017

Total change in fair value for the period included in earnings for royalty right assets held at the end of the reporting period	$12,842	$83,725	$23,933	$96,871

Total change in fair value for the period included in earnings for liabilities held at the end of the reporting period	$22,135	$(1,207)	$22,735	$(2,649)

Assets/Liabilities Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets consist of cost-method equity investments and long-lived assets, including property and equipment and intangible assets. During the three months ended June 30, 2018, the Company recorded an impairment charge of $152.3 million for the Noden intangible asset related to the increased probability of a generic version of aliskiren being launched in the United States. As a result of this impairment charge, which was based on the estimated fair value of the assets, the remaining carrying value of the these intangible assets was determined to be $40.1 million. The fair value calculation included level 3 inputs. For additional information on the impairment charge, see note 10.

Assets/Liabilities Not Subject to Fair Value Recognition

The following tables present the fair value of assets and liabilities not subject to fair value recognition by level within the valuation hierarchy:

	June 30, 2018			December 31, 2017
(in thousands)	Carrying Value	Fair Value Level 2	Fair Value Level 3	Carrying Value	Fair Value Level 2	Fair Value Level 3

Assets:
Wellstat Diagnostics note receivable	$50,191	$—	$57,224	$50,191	$—	$51,308
Hyperion note receivable	1,200	—	1,200	1,200	—	1,200
CareView note receivable	19,496	—	19,507	19,346	—	18,750
Total	$70,887	$—	$77,931	$70,737	$—	$71,258

Liabilities:
February 2018 Notes	$—	$—	$—	$126,066	$126,131	$—
December 2021 Notes	120,945	139,052	—	117,415	148,028	—
Total	$120,945	$139,052	$—	$243,481	$274,159	$—

As of June 30, 2018 and December 31, 2017, the estimated fair values of the Hyperion Catalysis International, Inc. note receivable, and CareView Communications, Inc. (“CareView”) note receivable were determined using one or more discounted cash flow models, incorporating expected payments and the interest rate extended on the notes receivable, with fixed interest rates and incorporating expected payments for notes receivable with a variable rate of return.

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

The CareView note receivable is secured by substantially all assets of, and equity interests in CareView. The Wellstat Diagnostics note receivable is secured by substantially all assets of Wellstat Diagnostics and is supported by a guaranty from the Wellstat Diagnostics Guarantors (as defined in Note 7 below). The estimated fair value of the collateral assets was determined by using an asset approach and discounted cash flow model related to the underlying collateral and was adjusted to consider estimated costs to sell the assets.

On June 30, 2018, the carrying values of several of the Company’s notes receivable differed from their estimated fair value. This is the result of discount rates used when performing a discounted cash flow for fair value valuation purposes.

The fair values of the Company’s convertible notes were determined using quoted market pricing or dealer quotes.

The following table represents significant unobservable inputs used in determining the estimated fair value of impaired notes receivable investments:

Asset	Valuation Technique	Unobservable Input	June 30, 2018	December 31, 2017

Wellstat Diagnostics
Wellstat Guarantors Intellectual Property	Income Approach
		Discount rate	12%	12%
		Royalty amount	$21 million	$21 million
Settlement Amount	Income Approach
		Discount rate	15%	15%
		Settlement amount	$36 million	$32 million

Real Estate Property	Market Approach
		Annual appreciation rate	4%	4%
		Estimated realtor fee	6%	6%
		Estimated disposal date	6/30/2019	6/30/2019

CareView
Note receivable cash flows	Income Approach
		Discount rate	17.5%	17.5%

At June 30, 2018, the Company had three notes receivable investments on non-accrual status with a cumulative investment cost and fair value of approximately $70.9 million and $77.9 million, respectively, compared to three note receivable investments on non-accrual status at December 31, 2017 with a cumulative investment cost and fair value of approximately $70.7 million and $71.3 million, respectively. For the three and six months ended June 30, 2018, the Company recognized $0.8 million and $1.5 million, respectively, of interest revenue for the CareView note receivable investment as a result of cash interest payments made during the period; for the three and six months ended June 30, 2017, the Company did not recognize any interest for note receivable investments on non-accrual status. During the three and six months ended June 30, 2018, the Company recognized losses on extinguishment of notes receivable of zero and zero, respectively, and during the three and six months ended June 30, 2017, the Company recognized losses on extinguishment of notes receivable of $12.2 million and $12.2 million, respectively.

5. Cash, Cash Equivalents and Short-term Investments

As of June 30, 2018, and December 31, 2017, the Company had invested its excess cash balances primarily in cash, money market funds and a corporate equity security. The Company’s securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in “Accumulated other comprehensive income” in stockholders’ equity, net of estimated taxes. See Note 4 for fair value measurement information. The cost of securities sold is based on the specific identification method. To date, the Company has not experienced credit losses on investments in these instruments, and it does not require collateral for its investment activities.

The following tables summarize the Company’s cash and available-for-sale securities’ amortized cost, gross unrealized gains and fair value by significant investment category reported as cash and cash equivalents, or short-term investments as of June 30, 2018 and December 31, 2017:

				Reported as:
(in thousands)	Amortized Cost	Unrealized Gains	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments

June 30, 2018
Cash	$71,548	$—	$71,548	$71,548	$—
Money market funds	324,105	—	324,105	324,105	—
Total	$395,653	$—	$395,653	$395,653	$—

December 31, 2017
Cash	$109,703	$—	$109,703	$109,703	$—
Money market funds	417,563	—	417,563	417,563	—
Corporate securities	3,353	1,495	4,848	—	4,848
Total	$530,619	$1,495	$532,114	$527,266	$4,848

The Company recognized zero and $0.8 million of gains on sales of available-for-sale securities in the three and six months ended June 30, 2018, respectively. The Company did not recognize any gains or losses on sales of available-for-sale securities in the three and six months ended June 30, 2017.

The unrealized gains on investments included in “Other comprehensive income (loss), net of tax” was zero and $1.2 million as of June 30, 2018, and December 31, 2017, respectively.

6. Concentration of Credit Risk

Product Line Concentration

The percentage of total revenue recognized, which individually accounted for 10% or more of the Company’s total revenues, was as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Licensee	Product Name	2018	2017	2018	2017
Biogen	Tysabri®	3%	11%	5%	16%

Depomed	Glumetza, Janumet XR, Jentadueto XR, Synjardy XR and Invokamet XR	20%	61%	20%	49%

N/A	Tekturna, Tekturna HCT, Rasilez and Rasilez HCT	56%	11%	52%	15%

LENSAR	LENSAR Laser System	13%	2%	13%	1%

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

On October 14, 2016, the Company sent a notice of default and reference to foreclosure proceedings to certain of the Wellstat Diagnostics Guarantors which are not defendants in the New York action, but which are owners of real estate assets over which a deed of trust in favor of the Company securing the guarantee of the loan to Wellstat Diagnostics had been executed. On March 2, 2017, the Company sent a second notice to foreclose on the real estate assets, and noticed the sale for March 29, 2017. The sale was taken off the calendar by the trustee under the deed of trust and has not been re-scheduled yet. On March 6, 2017, the Company sent a letter to the Wellstat Diagnostics Guarantors seeking information in preparation for a UCC Article 9 sale of some or all of the intellectual property-related collateral of the Wellstat Diagnostics Guarantors. The Wellstat Diagnostics Guarantors did not respond to the Company’s letter, but on March 17, 2017, filed an order to show cause with the Supreme Court of New York to enjoin the Company’s sale of the real estate or enforcing its security interests in the Wellstat Diagnostics Guarantors’ intellectual property during the pendency of any action involving the guarantees at issue. In June 2018, the Delaware Supreme Court largely affirmed a September 2017 decision of the Delaware Chancery Court awarding Wellstat Therapeutics $55.8 million in damages, plus interest, against BTG International, Inc. for breach of contract. In October 2017, the Company had filed a motion with the Supreme Court of New York requesting a pre-judgement attachment of the award. On February 6, 2018, the Supreme Court of New York issued an order from the bench which enjoins the Wellstat Diagnostics Guarantors from selling, encumbering, removing, transferring or altering the collateral pending the outcome of the proceedings before it. The Supreme Court of New York also issued an order precluding the Company from foreclosing on certain of the Wellstat Diagnostics Guarantors’ collateral pending the outcome of the proceedings before it.

On October 22, 2015, certain of the Wellstat Diagnostics Guarantors filed a separate complaint against the Company in the Supreme Court of New York seeking a declaratory judgment that certain contractual arrangements entered into between the parties subsequent to Wellstat Diagnostics’ default, and which relate to a split of proceeds in the event that the Wellstat Diagnostics Guarantors voluntarily monetize any assets that are the Company’s collateral, is of no force or effect. This case has been joined for all purposes, including trial, and consolidated with the pending case filed by the Company.

Effective April 1, 2014, and as a result of the event of default, the Company determined the loan to be impaired and it ceased to accrue interest revenue. At that time and as of June 30, 2018, it has been determined that an allowance on the carrying value of the note was not necessary, as the Company believes the value of the collateral securing Wellstat Diagnostics’ obligations exceeds the carrying value of the asset and is sufficient to enable the Company to recover the current carrying value of $50.2 million. The Company continues to closely monitor the timing and expected recovery of amounts due, including litigation and other matters related to Wellstat Diagnostics Guarantors’ assets. There can be no assurance that an allowance on the carrying value of the notes receivable investment will not be necessary in a future period depending on future developments.

Hyperion Agreement

On January 27, 2012, the Company and Hyperion Catalysis International, Inc. (“Hyperion”) (which is also a Wellstat Diagnostics Guarantor) entered into an agreement whereby Hyperion sold to the Company the royalty streams due from Showa Denko K.K. (“SDK”) related to a certain patent license agreement between Hyperion and SDK dated December 31, 2008. The agreement assigned the patent license agreement royalty stream accruing from January 1, 2012 through December 31, 2013, to the Company in exchange for the lump sum payment to Hyperion of $2.3 million. In exchange for the lump sum payment, the Company was to receive two equal payments of $1.2 million on each of March 5, 2013 and 2014. The first payment of $1.2 million was paid on March 5, 2013, but Hyperion has not made the second payment that was due on March 5, 2014. Effective as of such date and as a result of the event of default, the Company ceased to accrue interest revenue. As of June 30, 2018, the estimated fair value of the collateral was determined to be in excess of the carrying value. There can be no assurance that this will be true in the event of the Company’s foreclosure on the collateral, nor can there be any assurance of realizing value from such collateral.

Avinger Credit and Royalty Agreement

On April 18, 2013, the Company entered into a credit agreement with Avinger, Inc. (the “Avinger Credit and Royalty Agreement”). Under the terms of the Avinger Credit and Royalty Agreement, the Company receives a low, single-digit royalty on Avinger’s net revenues until April 2018. Commencing in October 2015, after Avinger repaid $21.4 million pursuant to its note receivable prior to its maturity date, the royalty on Avinger’s net revenues reduced by 50%, subject to certain minimum payments from the prepayment date until April 18, 2018. The Company has accounted for the royalty rights in accordance with the fair value option. As of April 18, 2018, there are no further obligations owed to PDL.

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

The Company has estimated a fair value of $3.84 per share for the 1.7 million shares of Alphaeon Class A common stock received in connection with the transactions and recognized this investment as a cost-method investment of $6.6 million included in other long-term assets. The Alphaeon Class A common stock is subject to other-than-temporary impairment assessments in future periods. There is no other-than-temporary impairment charge incurred as of June 30, 2018.

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

On November 16, 2016, Direct Flow Medical advised the Company that its potential financing source had modified its proposal from an equity investment to a loan with a substantially smaller amount and under less favorable terms. Direct Flow Medical shut down its operations in December 2016 and in January 2017 made an assignment for the benefit of creditors. The Company then initiated foreclosure proceedings, resulting in the Company obtaining ownership of most of the Direct Flow Medical assets through the Company’s wholly-owned subsidiary, DFM, LLC. The assets were held for sale and carried at the lower of carrying amount or fair value, less estimated selling costs, which is primarily based on supporting data from market participant sources, and valid offers from third parties.

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

On January 6, 2018, DFM, LLC and HaisThera Advisors Co., Limited (“HaisThera”) entered into a license agreement whereby DFM, LLC granted HaisThera an exclusive license to develop, manufacture and commercialize percutaneously implanting stentless aortic valve in the European Union. The consideration for the license agreement was $500,000 upfront and up to $2.0 million in royalty payments.

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

In February 2018, the Company entered into a modification agreement with CareView whereby the Company agreed, effective as of December 28, 2017, to modify the credit agreement before remedies could otherwise have become available to the Company under the credit agreement in relation to certain obligations of CareView that would potentially not be met, including the requirement to make principal payments. Under the modification agreement the Company agreed that (i) a lower liquidity covenant would be applicable and (ii) principal repayment would be delayed for a period of up to December 31, 2018. In exchange for agreeing to these modifications, among other things, the exercise price of the Company’s warrants to purchase 4.4 million shares of common stock of CareView was repriced from $0.40 to $0.03 per share and, subject to the occurrence of certain events, CareView agreed to grant the Company additional equity interests. At June 30, 2018, the Company determined an estimated fair value of the warrant to be $0.1 million.

Effective October 1, 2017, the Company determined the loan to be impaired and it ceased to accrue interest revenue. At June 30, 2018, it has been determined that an allowance on the carrying value of the note was not necessary.

8. Inventories

Inventories consisted of the following:

	June 30,	December 31,
(in thousands)	2018	2017

Raw materials	$1,771	$1,717
Work in process	1,677	1,119
Finished goods	11,353	6,311
Total inventory	$14,801	$9,147

As of June 30, 2018 and December 31, 2017, the Company deferred approximately $0.2 million and $1.3 million, respectively, of costs associated with inventory transfers made under the Company’s third party logistic provider service arrangement. These costs have been recorded as other assets on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2018 and December 31, 2017. The Company will recognize the cost of product sold as inventory is transferred from its third-party logistics provider to the Company’s customers.

During the three and six months ended June 30, 2018, the Company recognized a reduction in the inventory provision of $0.6 million and $0.5 million, respectively, and during the three and six months ended June 30, 2017, the Company recognized an inventory write-down of $0.1 million and $0.2 million, respectively, related to Tekturna®, Tekturna HCT®, Rasilez® and Rasilez HCT® (collectively, the “Noden Products” or “Tekturna”) that the Company would not be able to sell prior to their expiration.

9. Asset Acquisition

On January 8, 2018, LENSAR entered into an Asset Purchase Agreement with Precision Eye Services (“PES”) to purchase assets used in PES’ laser-assisted cataract surgery business. The assets purchased include equipment, inventory and PES’ customer contracts. No workforce was transferred as part of the transaction.

The Company assessed the acquisition of PES assets under ASC Topic 805, Business Combinations (“ASC 805”). Under ASC 805, the Company determined that the acquired assets did not constitute a business and that the transaction would be accounted for as an asset acquisition.

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

10. Intangible Assets

Intangible Assets, Net

On June 8, 2018, Noden Pharma DAC (“Noden DAC”), a wholly owned subsidiary of the Company, entered into a Settlement Agreement (the “Settlement Agreement”) with Anchen Pharmaceuticals, Inc. and its affiliates (“Anchen”) to resolve the patent litigation relating to infringement of U.S. Patent No. 8,617,595 (the “595 Patent”) based on their submission of an Abbreviated New Drug Application (“ANDA”) seeking authorization from the U.S. FDA to market a generic version of aliskiren, the active ingredient in the Tekturna and Tekturna HCT drug. Under the Settlement Agreement, Anchen, the sole ANDA filer of which the Company is aware, agreed to not commercialize its generic version of aliskiren prior to March 1, 2019. Per the Settlement Agreement, Anchen may commercialize their formulation of aliskiren, but is not permitted to commercialize a copy of Tekturna.

Accordingly, management evaluated the ongoing value of the Noden DAC asset group based upon the probability of Anchen’s market entry of a generic version of aliskiren in the United States and the associated cash flows and conducted a test for impairment. Due to the increased probability of a generic version of aliskiren being launched in the United States the Company revised its estimates of future cash flows and as a result of this analysis determined that the sum of undiscounted cash flows was not greater than the carrying value of the assets. Therefore, the Company performed a discounted cash flow analysis to estimated the fair value of the asset group in accordance with ASC Topic 360, Impairment or Disposal of Long-lived Assets. The cash flows are those expected to be generated by market participants, discounted to reflect an appropriate amount of risk, which was determined to be 21%. The Company concluded that the Noden DAC acquired product rights and customer relationship long-lived assets, with a carrying amount of $192.5 million, were no longer recoverable and wrote them down to their estimated fair value of $40.1 million, resulting in an impairment charge of $152.3 million as of June 30, 2018. This write-down is included in “Impairment of intangible assets” in the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Cash Flows. The remaining Noden DAC intangible asset balance, part of the Pharmaceutical reportable segment, of $40.1 million will be amortized straight-line over the remaining useful life of 8 years.

The components of intangible assets as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018			December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Finite-lived intangible assets:
Acquired products rights(1)	$36,143	$—	$36,143	$216,690	$(32,503)	$184,187
Customer relationships(1) (2)	8,028	(341)	7,687	26,080	(3,729)	22,351
Acquired technology(2) (3)	11,011	(806)	10,205	9,200	(409)	8,791
Acquired trademarks(2)	570	(133)	437	570	(76)	494
	$55,752	$(1,280)	$54,472	$252,540	$(36,717)	$215,823
________________
(1) The Company acquired certain intangible assets as part of the Noden Transaction. They are amortized on a straight-line basis over a weighted average period of 8.0 years.
(2) The Company acquired certain intangible assets as part of the LENSAR transaction, as described further in Note 19. They are amortized over a weighted average period of 15.0 years. The intangible assets for acquired technology and trademarks are being amortized over their estimated useful lives using the straight-line method of amortization. The intangible assets for customer relationships are being amortized using a double-declining method of amortization as such method better represents the economic benefits to be obtained.

(3)
The Company acquired certain intangible assets as part of the foreclosure on certain of Direct Flow Medical assets, as described further in Note 7. They are amortized over a weighted average period of 10.0 years. The intangible assets for acquired technology are being amortized over their estimated useful lives using the straight-line method of amortization.

For the three and six months ended June 30, 2018, amortization expense was $6.4 million and $12.7 million, respectively, and for the three and six months ended June 30, 2017, amortization expense was $6.1 million and $12.2 million, respectively.

Based on the intangible assets recorded at June 30, 2018, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount

2018 (Remaining six months)	$3,154
2019	6,275
2020	6,240
2021	6,209
2022	6,104
2023	6,040
Thereafter	20,450
Total remaining estimated amortization expense	$54,472

11. Accrued Liabilities

Accrued liabilities consist of the following:

(in thousands)	June 30, 2018	December 31, 2017

Compensation	$7,046	$6,043
Interest	344	2,451
Deferred revenue	4,904	9,741
Dividend payable	77	79
Legal	1,027	595
Accrued rebates, chargebacks and other revenue reserves	16,931	19,613
Refund to manufacturer	—	647
Customer advances	—	3,198
Contingent consideration, current	1,140	—
Other	2,825	3,514
Total	$34,294	$45,881

The following table provides a summary of activity with respect to the Company’s sales allowances and accruals for the six months ended June 30, 2018:

(in thousands)	Discount and Distribution Fees	Government Rebates and Chargebacks	Assistance and Other Discounts	Product Return	Total

Balance at December 31, 2017:	$3,422	$8,709	$4,178	$3,304	$19,613
Allowances for current period sales	4,749	7,859	4,174	1,291	18,073
Allowances for prior period sales	—	24	—	65	89
Credits/payments for current period sales	(2,057)	(2,847)	(2,019)	—	(6,923)
Credits/payments for prior period sales	(3,724)	(7,629)	(2,178)	(390)	(13,921)
Balance at June 30, 2018:	$2,390	$6,116	$4,155	$4,270	$16,931

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

Noden Pharma DAC v Anchen Pharmaceuticals, Inc. et al

On June 12, 2017, Noden filed a complaint against Anchen Pharmaceuticals, Inc. (“Anchen”) and Par Pharmaceutical (“Par”) for infringement of the 595 Patent based on their submission of an ANDA seeking authorization from the FDA to market a generic version of aliskiren hemifumarate tablets, 150 mg and 300 mg, in the United States. Noden’s suit triggered a 30-month stay of FDA approval of that application under the Hatch Waxman Act. Par filed a counterclaim seeking a declaratory judgment that their proposed generic version of aliskiren hemifumarate hydrochlorothiazide tablets (150 mg eq. base/12.5 mg HCT, 150 mg eq. base/25 mg HCT, 300 mg eq. base/12.5 mg HCT, and 300 mg eq. base/25 mg HCT), described in a separate ANDA submitted by Par to FDA, alleging noninfringement of U.S. Patent No. 8,618,172 (the “‘172 Patent”), also owned by Noden. This case was filed in the United States District Court for the District of Delaware. In March 2018, each of the parties to the proceeding filed a joint stipulation of dismissal of the defendants’ counterclaim seeking a declaratory judgment of non-infringement of the ‘172 Patent. In the stipulation, Anchen and Par agreed that they will not seek, or otherwise join or assist in, any post-grant review, including inter partes review, of the ‘172 Patent or U.S. Patent No. 9,023,893 (the “893 Patent”). The defendants further stipulated that they will not seek approval of Par’s ANDA or submit any other ANDA seeking approval to market aliskiren hemifumarate hydrochlorothiazide prior to the expiration of the ‘172 Patent in July of 2028. Both the ‘172 Patent and the ‘893 Patent are listed in the Orange Book for Tekturna HCT.

On June 8, 2018, Noden and Anchen entered into the Settlement Agreement. Under the Settlement Agreement, the parties agreed to file a stipulation of dismissal with the court to facilitate dismissal of the litigation in its entirety, with prejudice. In the Settlement Agreement, Noden granted Anchen a non-exclusive, royalty free, fully paid up and non-transferable license to manufacture and commercialize in the United States a generic version of aliskiren which is described in Anchen’s ANDA, and Anchen agreed not to commercialize its generic version of aliskiren prior to March 1, 2019. The license grant excludes certain formulations covered by the ‘595 patent which closely relate to the commercial formulation of Tekturna marketed by Noden. The Settlement Agreement includes a release by each party for liabilities associated with the litigation and an acknowledgement from Anchen that the ‘595 patent claims are valid and enforceable. Anchen’s ANDA has not yet been approved by the FDA and any commercialization by Anchen will be subject to their ability to obtain such approval.

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

Lease Guarantee

In connection with the spin-off (the “Spin-Off”) by the Company of Facet Biotech Corporation (“Facet”), the Company entered into amendments to the leases for the Company’s former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. As of June 30, 2018, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $39.5 million. In April 2010, Abbott Laboratories acquired Facet and later renamed the entity AbbVie Biotherapeutics, Inc. (“AbbVie”). If AbbVie were to default under its lease obligations, the Company could be held liable by the landlord as a co-tenant and, thus, the Company has in substance guaranteed the payments under the lease agreements for the Redwood City facilities.

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

The Company has recorded a liability of $10.7 million on its Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, related to this guarantee. In future periods, the Company may adjust this liability for any changes in the ultimate outcome of this matter that are both probable and estimable.

Purchase Obligations

Noden and Novartis entered into a supply agreement pursuant to which Novartis will manufacture and supply to Noden a bulk tableted form of the Noden Products, and for the additional supply of active pharmaceutical ingredient form, for specified periods of time prior to the transfer of manufacturing responsibilities for the Noden Products to another manufacturer. The supply agreement may be terminated by either party for material breach that remains uncured for a specified time period. Noden has placed firm orders for bulk product of $14.4 million, which will be fulfilled within the next twelve months. Under the terms of the supply agreement, Noden is committed to purchase certain minimum quantities of bulk product and active pharmaceutical ingredient that would amount to approximately $114.3 million over the next twenty-four months if fulfilled, of which $61.4 million is committed over the next twelve months. While the supply agreement provides that the parties will agree to reasonable accommodations with respect to changes in firm orders, the Company expects that Noden will meet the requirements of the supply agreement, unless otherwise negotiated. The commitments in the supply agreement terminate upon transfer to another manufacturer.

LENSAR and Coherent, Inc. entered into an Original Equipment Manufacturer agreement pursuant to which Coherent, Inc. will manufacture and supply to LENSAR Staccato Lasers. The supply agreement commits LENSAR to a minimum purchase obligation of approximately $3.5 million over the next twenty-four months, of which $1.2 million is committed over the next twelve months. The Company expects that LENSAR will meet this requirement. For more information about the LENSAR transaction, see Note 19.

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

The Company does not expect there to be any claims by the purchaser under the escrow agreement. However, in the event that such a claim is made, and if successful, the amount of such a claim up to $1.4 million would be released from the escrow account to the purchaser, which amount would be reduced from the amount released to the Company at the end of the 18-month escrow period. As of June 30, 2018, the Company is not aware of any claims by the purchaser that would reduce the escrow receivable.

13. Convertible Notes

		Principal Balance Outstanding	Carrying Value
		June 30,	June 30,	December 31,
Description	Maturity Date	2018	2018	2017
(In thousands)
Convertible Notes
February 2018 Notes	February 1, 2018	$—	$—	$126,066
December 2021 Notes	December 1, 2021	$150,000	120,945	117,415
Total			$120,945	$243,481

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

The carrying value and unamortized discount of the February 2018 Notes were as follows:

(In thousands)	June 30, 2018	December 31, 2017

Principal amount of the February 2018 Notes	$—	$126,447
Unamortized discount of liability component	—	(381)
Net carrying value of the February 2018 Notes	$—	$126,066

Interest expense for the February 2018 Notes on the Company’s Condensed Consolidated Statements of Income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017

Contractual coupon interest	$—	$1,264	$421	$2,529
Amortization of debt issuance costs	—	250	88	499
Amortization of debt discount	—	851	293	1,699
Total	$—	$2,365	$802	$4,727

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

December 2021 Notes

On November 22, 2016, the Company issued $150.0 million in aggregate principal amount, at par, of the December 2021 Notes in an underwritten public offering, for net proceeds of $145.7 million. The December 2021 Notes are due December 1, 2021, and the Company pays interest at 2.75% on the December 2021 Notes semiannually in arrears on June 1 and December 1 of each year, beginning June 1, 2017. A portion of the proceeds from the December 2021 Notes, net of amounts used for the capped call transaction described below, was used to extinguish $120.0 million of the February 2018 Notes.

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, the Company was required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, the Company separated the principal balance of the December 2021 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 9.5%, which represents the estimated market interest rate for a similar nonconvertible instrument available to the Company on the date of issuance, the Company recorded a total debt discount of $4.3 million, allocated $23.8 million to additional paid-in capital and allocated $12.8 million to deferred tax liability. The discount is being amortized to interest expense over the term of the December 2021 Notes and increases interest expense during the term of the December 2021 Notes from the 2.75% cash coupon interest rate to an effective interest rate of 3.4%. As of June 30, 2018, the remaining discount amortization period is 3.4 years.

The carrying value and unamortized discount of the December 2021 Notes were as follows:

(In thousands)	June 30, 2018	December 31, 2017

Principal amount of the December 2021 Notes	$150,000	$150,000
Unamortized discount of liability component	(29,055)	(32,585)
Net carrying value of the December 2021 Notes	$120,945	$117,415

Interest expense for the December 2021 Notes on the Company’s Condensed Consolidated Statements of Income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017

Contractual coupon interest	$1,031	$1,032	$2,062	$2,063
Amortization of debt issuance costs	19	18	38	36
Amortization of debt discount	135	131	269	261
Amortization of conversion feature	1,626	1,469	3,225	2,899
Total	$2,811	$2,650	$5,594	$5,259

As of June 30, 2018, the December 2021 Notes are not convertible. At June 30, 2018, the if-converted value of the December 2021 Notes did not exceed the principal amount.

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

14. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	June 30,	December 31,
(in thousands)	2018	2017

Accrued lease liability	$10,700	$10,700
Long-term incentive accrual	1,978	1,729
Uncertain tax positions	31,133	30,682
Long-term deferred tax liabilities	3,538	1,208
Dividend payable	45	47
Other	405	343
Total	$47,799	$44,709

In connection with the Spin-Off, the Company entered into amendments to the leases for the Company’s former facilities in Redwood City, California, by which the Company has in substance guaranteed the payments under the lease agreements for the Redwood City facilities. For further discussion of the Spin-Off and the lease guarantee, see Note 12. The Company has recorded a liability of $10.7 million on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2018, and December 31, 2017, related to this guarantee.

15. Stock-Based Compensation

The Company grants restricted stock awards and stock options pursuant to a stockholder approved stock-based incentive plan. This incentive plan is described in further detail in Note 16, Stock-Based Compensation, of Notes to the Condensed Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

The following table summarizes the Company’s stock option and restricted stock award activity during the six months ended June 30, 2018:

	Stock Options		Restricted Stock Awards
(In thousands except per share amounts)	Number of Shares Outstanding	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Grant-date Fair Value Per Share

Balance at December 31, 2017	961	$3.21	2,305	$2.68
Granted	3,894	$2.94	481	$2.71
Vested or released	—	$—	(401)	$2.50
Forfeited or canceled	—	$—	(119)	$2.38
Balance at June 30, 2018	4,855	$2.99	2,266	$2.73

16. Income Taxes

Income tax expense (benefit) for the three months ended June 30, 2018 and 2017, was $(14.3) million and $53.9 million, respectively, and for the six months ended June 30, 2018 and 2017, was $(13.2) million and $60.4 million, respectively, which resulted primarily from applying the federal statutory income tax rate to income before income taxes. The Company’s effective tax rate for the current period differs from the U.S. federal statutory rate of 21% due primarily to the effect of the foreign rate differential related to the impairment of the intangible assets related to the Noden Products.

The uncertain tax positions increased during the three months ended June 30, 2018 and 2017, by zero and $28.9 million, respectively, and for the six months ended June 30, 2018 and 2017, zero and $29.7 million, respectively, resulting from an increase in tax uncertainties and estimated tax liabilities.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Cuts and Job Act. The accounting for all items is expected to be complete during 2018 as additional guidance related to Global Intangible Low-Taxed Income (“GILTI”) is released. Any differences between what was previously recorded and the final amounts or estimates done for subsequent quarters are not expected to be material.

The Company’s income tax returns are subject to examination by U.S. federal, state and local tax authorities for tax years 2000 forward. The Company is currently under income tax examination by the state of California for the tax years 2009 through 2015 and by the Internal Revenue Service for the tax year 2016. Although the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year, the Company does not anticipate any material change to the amount of its unrecognized tax benefit over the next 12 months.

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

On September 25, 2017, the Company’s board of directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $25.0 million pursuant to a new share repurchase program. The repurchases under the new share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. The amount and timing of such repurchases are dependent upon the price and availability of shares, general market conditions and the availability of cash. Repurchases may also be made under a trading plan under Rule 10b5-1, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. All shares of common stock repurchased under the Company’s new share repurchase program are expected to be retired and restored to authorized but unissued shares of common stock. The Company repurchased 6.8 million shares of its common stock under the share repurchase program during the three months ended June 30, 2018, for an aggregate purchase price of $19.4 million, or an average cost of $2.87 per share, including trading commissions, and a total of 8.2 million shares of its common stock during the six months ended June 30, 2018, for an aggregate purchase price of $23.6 million, or an average cost of $2.89 per share, including trading commission. All shares repurchased were retired.

From July 1, 2018 to July 5, 2018, the Company completed the $25.0 million share repurchase program by repurchasing approximately 0.6 million shares of its common stock at a weighted average price of $2.44 per share for a total of $1.4 million. The total amounts repurchased by the Company under the share repurchase program equal approximately 8.7 million shares of its common stock for an aggregate purchase price of $25.0 million, or an average cost of $2.89 per share, including trading commissions.

18. Accumulated Other Comprehensive Income

Comprehensive income is comprised of net income (loss) and other comprehensive income (loss). The Company includes unrealized net gains (losses) on investments held in its available-for-sale securities in other comprehensive income (loss), and present the amounts net of tax. The Company’s other comprehensive income (loss) is included in the Company’s Condensed Consolidated Statements of Comprehensive Income.

The balance of accumulated other comprehensive income, net of tax, was as follows:

(in thousands)	Unrealized gains (losses) on available-for-sale securities	Total Accumulated Other Comprehensive Income (Loss)

Beginning Balance at December 31, 2017	$1,181	$1,181
Activity for the six months ended June 30, 2018	(1,181)	(1,181)
Ending Balance at June 30, 2018	$—	$—

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

The Company concluded that the LENSAR transaction shall be accounted in accordance with ASC 805 that do not involve a transfer of consideration (“combinations by contract”) by applying the acquisition method.

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

Pro Forma Impact of Business Combination

The following table represents the unaudited consolidated financial information for the Company on a pro forma basis for the three and six months ended June 30, 2018 and 2017, assuming that the LENSAR transaction had closed on January 1, 2016. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the acquisitions and are expected to have a continuing impact on the consolidated results. Additionally, the following table sets forth unaudited financial information and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transactions occurred on the dates indicated or that may be achieved in the future.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017

Pro forma revenues	$46,575	$145,554	$85,093	$194,820
Pro forma net income (loss)	$(112,296)	$59,351	$(110,694)	$64,124
Pro forma net income (loss) per share - basic	$(0.76)	$0.38	$(0.74)	$0.40
Pro forma net income (loss) per share - diluted	$(0.76)	$0.38	$(0.74)	$0.40

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

•
Adjustment to recognize pro forma income tax based on income tax benefit on the amortization of intangible asset at the statutory tax rate of the United States, at such time (35.0%), and the income tax benefit on the interest expense at the statutory tax rate of the United States, at such time (35.0%).

20. Segment Information

In connection with acquiring 100% of the equity interests of LENSAR in May 2017, the Company added a third reportable segment, “Medical Devices” and renamed the previous product sales segment “Pharmaceutical”.

Information regarding the Company’s segments for the three and six months ended June 30, 2018 and 2017 is as follows:

Revenues by segment	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017

Pharmaceutical	$25,879	$16,212	44,221	28,794
Medical devices	5,882	2,617	10,864	2,617
Income generating assets	14,814	125,006	30,008	157,864
Total revenues	$46,575	$143,835	$85,093	$189,275

Income (loss) by segment	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017

Pharmaceutical	$(111,335)	$(891)	(113,048)	(4,624)
Medical devices	(1,904)	(1,195)	(2,491)	(1,195)
Income generating assets	943	62,525	4,845	73,499
Total net income (loss)	$(112,296)	$60,439	$(110,694)	$67,680

Information regarding the Company’s segments as of June 30, 2018 and December 31, 2017 is as follows:

Long-lived assets by segment
(in thousands)	June 30, 2018	December 31, 2017

Pharmaceutical	$3,474	$822
Medical devices	5,606	6,263
Income generating assets	143	137
Total long-lived assets	$9,223	$7,222

The operations for the Company’s Pharmaceutical and Medical Devices segments are primarily located in Ireland and the United Stated, respectively.

21. Subsequent Events

Share Repurchase Program

From July 1, 2018 to July 5, 2018, the Company completed the $25.0 million share repurchase program by repurchasing approximately 0.6 million shares of its common stock at a weighted average price of $2.44 per share for a total of $1.4 million. The total amounts repurchased by the Company under the share repurchase program equal approximately 8.7 million shares of its common stock for an aggregate purchase price of $25.0 million, or an average cost of $2.89 per share, including trading commissions.

Depomed Reversionary Interest Purchase

On August 2, 2018, PDL Investment Holding, LLC (“PDLIH”), a subsidiary of the Company, entered into an amendment of the Depomed Royalty Agreement, pursuant to which PDLIH, as an assignee of the Company, acquired all of Depomed’s remaining rights to royalties and milestones payable on sales of type 2 diabetes products licensed by Depomed for up to $20.0 million.

Prior to this amendment of the Depomed Royalty Agreement, the Company would have shared future royalties equally with Depomed after total cash received by the Company reached $481.0 million, or two times the Company’s original investment, which the Company expects to occur by October 2020.

On August 2, 2018, under the terms of the amendment, the Company made an initial payment of $10.0 million to Depomed. On August 7, 2018, an additional $10.0 million payment was made to Depomed, as certain conditions specified in the amendment were met.

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

OVERVIEW

We seek to provide a significant return for our stockholders by acquiring and managing a portfolio of companies, products, royalty agreements and debt facilities in the biotechnology, pharmaceutical and medical device industries. In 2012, we began providing alternative sources of capital through royalty monetizations and debt facilities, and in 2016, we began acquiring commercial-stage products and launching specialized companies dedicated to the commercialization of these products. To date, we have consummated seventeen of such transactions, of which nine are active and outstanding. We have one debt transaction outstanding, representing deployed and committed capital of $20.0 million: CareView; we have one hybrid royalty/debt transaction outstanding, representing deployed and committed capital of $44.0 million: Wellstat Diagnostics; and we have five royalty transactions outstanding, representing deployed and committed capital of $416.1 million and $417.1 million, respectively: KYBELLA®, AcelRx, University of Michigan, Viscogliosi Brothers and Depomed. Our equity and loan investments in Noden represent deployed and committed capital of $179.0 million and $202.0 million, respectively, and our converted equity and loan investment in LENSAR represents deployed capital of $40.0 million.

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

The Noden Purchase Agreement provides for various transition periods for development and commercialization activities relating to the Noden Products. Initially, Novartis distributed the Noden Products on behalf of Noden worldwide and Noden received a profit transfer on such sales. In the United States, the duration of the profit transfer ran from July 1, 2016 through October 4, 2016. Outside the United States, the profit transfer ended in the first quarter of 2018. On the transfer of the marketing authorization from Novartis to Noden in each country the profit transfer arrangement terminates. Generally, the profit transfer to Noden is defined as gross revenues less product cost and a low single digit percentage fee to Novartis. Prior to the transfer of the marketing authorization, revenue will be presented on a “net” basis; after the transfer of the marketing authorization, revenue will be presented on a “gross” basis, meaning product costs will be reported separately and there will be no fee to Novartis.

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

For details regarding LENSAR, the LENSAR transaction and Chapter 11 case, see Note 19 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income Generating Assets

We acquire income generating assets when such assets can be acquired on terms that we believe allow us to increase return to our stockholders. The income generating assets typically consist of (i) notes and other long-term receivables, (ii) royalty rights and hybrid notes/royalty receivables, (iii) equity investments acquired in connection with note receivable transactions and (iv) royalties from issued patents in the United States and elsewhere. We primarily focus our income generating asset acquisition strategy on commercial-stage therapies and medical devices having strong economic fundamentals. However, our acquired income generating assets will not, in the near term, replace completely the revenues we generated from our license agreements related to our Queen et al. patents. In the second quarter of 2016, our revenues materially decreased after we stopped receiving payments from certain Queen et al. patent licenses and legal settlements, which accounted for 11%, 68% and 82% of our 2017, 2016 and 2015 revenues, respectively.

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

While we currently maintain this portfolio of royalty rights, our intention is to pursue fewer of these transactions while we focus on acquiring additional pharmaceutical products or companies. At June 30, 2018, we had a total of five royalty rights transactions outstanding.

Notes and Other Long-Term Receivables

We have entered, and may continue to enter, into credit agreements with borrowers across the healthcare industry, under which we make available cash loans to be used by the borrower. Obligations under these credit agreements are typically secured by a pledge of substantially all the assets of the borrower and any of its subsidiaries. While we currently maintain this portfolio of notes receivable, our intention is to pursue fewer debt transactions, and focus on acquiring additional pharmaceutical products or companies. At June 30, 2018, we had a total of two notes receivable transaction outstanding.

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

LENSAR has developed the LENSAR® Laser System (the “LENSAR Technology”). The LENSAR Technology is the only femtosecond cataract laser built specifically for refractive cataract surgery. The LENSAR Technology is protected by over 60 patents in the United States and the rest of the world and over 45 pending patents in the United States and rest of the world.

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

Our total revenues from licensees under our Queen et al. patents were $1.2 million and $16.3 million, net of rebates and foreign exchange hedge adjustments, for the three months ended June 30, 2018 and 2017, respectively, and $4.0 million and $30.4 million, net of rebates and foreign exchange hedge adjustments, for the six months ended June 30, 2018 and 2017, respectively.

Licensing Agreements for Marketed Products

In the three and six months ended June 30, 2018 and 2017, we received royalties on sales of Tysabri from Biogen.

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

During the six months ended June 30, 2018, there have been no significant changes to our critical accounting policies and estimates from those presented in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, that are of significance, or potential significance, to us.

Operating Results

Three and six months ended June 30, 2018, compared to three and six months ended June 30, 2017

Revenues

	Three Months Ended		Change from Prior	Six Months Ended		Change from Prior
	June 30,			June 30,
(dollars in thousands)	2018	2017	Year %	2018	2017	Year %

Revenues
Royalties from Queen et al. patents	$1,218	$16,285	(93%)	$4,001	$30,441	(87%)
Royalty rights - change in fair value	12,842	83,725	(85%)	23,933	96,871	(75%)
Interest revenue	751	5,460	(86%)	1,500	10,917	(86%)
Product revenue, net	31,761	18,829	69%	55,085	31,410	75%
License and other	3	19,536	(100%)	574	19,636	(97%)
Total revenues	$46,575	$143,835	(68%)	$85,093	$189,275	(55%)

Total revenues were $46.6 million for the three months ended June 30, 2018, compared with $143.8 million for the three months ended June 30, 2017. Our total revenues decreased by 68%, or $97.3 million, for the three months ended June 30, 2018, when compared to the same period of 2017. Our revenues decreased 55%, or $104.2 million, for the six months ended June 30, 2018, when compared to the same period of 2017. The decrease was primarily due to a higher prior year royalty rights - change in fair value as a result of the increase in fair value of the Depomed, Inc. royalty asset based upon revised future cash flows and a prior year payment from Merck as part of the previously announced settlement agreement to resolve the patent infringement lawsuits related to Keytruda®, as well as due to the decreased 2018 sales of Tysabri that was manufactured prior to the patent expiry date, decreased interest revenues due to the sale of the kaléo note receivable asset, partially offset by an increase in product revenues derived from sales of the LENSAR Laser System, which we did not begin to recognize until May 2017 and revenue from our Pharmaceutical segment related to Noden.

Revenue from our Pharmaceutical segment for the three and six months ended June 30, 2018 was $25.9 million and $44.2 million, respectively, an increase of 60% and 54%, respectively, compared to the same periods last year. All pharmaceutical revenues were derived from sales of the Noden Products. While we acquired the exclusive worldwide rights to manufacture, market, and sell the Noden Products from Novartis on July 1, 2016, Novartis was still the primary obligor during the first through third quarters of 2017 for ex-U.S. sales, therefore revenue is presented on a “net” basis for those periods for all ex-U.S. sales. Our revenue recognition policies require estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance for product sales at each period.

The following table provides a summary of activity with respect to our sales allowances and accruals for the six months ended June 30, 2018:

(in thousands)	Discount and Distribution Fees	Government Rebates and Chargebacks	Assistance and Other Discounts	Product Return	Total

Balance at December 31, 2017:	$3,422	$8,709	$4,178	$3,304	$19,613
Allowances for current period sales	4,749	7,859	4,174	1,291	18,073
Allowances for prior period sales	—	24	—	65	89
Credits/payments for current period sales	(2,057)	(2,847)	(2,019)	—	(6,923)
Credits/payments for prior period sales	(3,724)	(7,629)	(2,178)	(390)	(13,921)
Balance at June 30, 2018	$2,390	$6,116	$4,155	$4,270	$16,931

Revenue from our Medical Devices segment for the three and six months ended June 30, 2018 was $5.9 million and $10.9 million, respectively. All revenues from our Medical Devices segment were derived from LENSAR laser system revenue, procedures and consumables and service revenue which we began to recognize on May 11, 2017.

Revenue from our Income Generating Assets segment for the three and six months ended June 30, 2018 were $14.8 million and $30.0 million, respectively, a decrease of 88% and 81%, respectively.

The following tables provides a summary of activity with respect to our royalty rights - change in fair value for the three and six months ended June 30, 2018:

	Three Months Ended
	June 30, 2018

		Change in	Royalty Rights -
(in thousands)	Cash Royalties	Fair Value	Change in Fair Value

Depomed	$17,689	$(8,535)	$9,154
VB	263	147	$410
U-M	1,289	(434)	$855
AcelRx	68	2,301	$2,369
Avinger	61	(101)	$(40)
KYBELLA	—	94	$94
	$19,370	$(6,528)	$12,842

	Six Months Ended
	June 30, 2018

		Change in	Royalty Rights -
(in thousands)	Cash Royalties	Fair Value	Change in Fair Value

Depomed	$34,597	$(17,967)	$16,630
VB	543	284	827
U-M	2,284	(620)	1,664
AcelRx	120	4,539	4,659
Avinger	366	(396)	(30)
KYBELLA	83	100	183
	$37,993	$(14,060)	$23,933

The following table summarizes the percentage of our total revenues that individually accounted for 10% or more of our total revenues for the three and six months ended June 30, 2018 and 2017:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Licensee	Product Name	2018	2017	2018	2017

Biogen	Tysabri	3%	11%	5%	16%

Depomed	Glumetza, Janumet XR, Jentadueto XR, Synjardy XR and Invokamet XR	20%	61%	20%	49%

N/M	Tekturna, Tekturna HCT, Rasilez and Rasilez HCT	56%	11%	52%	15%

LENSAR	LENSAR Laser System	13%	2%	13%	1%

Operating Expenses

	Three Months Ended		Change from Prior	Six Months Ended		Change from Prior
	June 30,			June 30,
(In thousands)	2018	2017	Year %	2018	2017	Year %

Cost of product revenue, (excluding intangible amortization)	$14,524	$4,515	222%	$25,090	$7,067	255%
Amortization of intangible assets	6,384	6,148	4%	12,677	12,163	4%
General and administrative	14,529	11,288	29%	26,190	23,864	10%
Sales and marketing	5,385	3,616	49%	10,898	6,200	76%
Research and development	684	4,281	(84)%	1,477	6,047	(76)%
Impairment of intangible assets	152,330	—	N/M	152,330	—	N/M
Change in fair value of acquisition-related contingent consideration	(22,135)	1,207	N/M	(22,735)	2,649	N/M
Total operating expenses	$171,701	$31,055	453%	$205,927	$57,990	255%
Percentage of total revenues	369%	22%		242%	31%
_____________________
N/M = Not meaningful

The increase in operating expenses for the three months ended June 30, 2018, as compared to the same period in 2017, was a result of an impairment of intangible assets related to the Noden Products due to the increased probability of a generic version of aliskiren being launched in the United States, partially offset by a decrease in fair value of the contingent liability related to changes in the probabilities in the generic entry milestones. Further events, such as FDA approval of a generic version of aliskiren or publicly announced plans of a launch of a generic version of aliskiren, may be indicators of impairment which may require the Company to perform additional impairment tests including testing for recoverability by estimating the undiscounted future cash flows with respect to the asset against its carrying value. The Pharmaceutical and Medical Devices segments contributed additional cost of product revenue of $8.4 million and $1.6 million, respectively, which was due to increased revenue in the Pharmaceutical segment and recognition of costs of goods for ex-U.S. revenue and increased revenue from the Medical Devices segment which PDL did not begin to recognized until May 2017. General and administrative expenses increased $3.2 million due to a full quarter of expenses from LENSAR in 2018 versus a partial quarter as a result of its acquisition in May 2017, operation growth for our Pharmaceutical segment and due to business development expenses for the Income Generating Asset segment. Sales and marketing expense increased $1.8 million due to an increase in marketing efforts in the pharmaceutical and medical device segments.

The increase in operating expenses for the six months ended June 30, 2018, as compared to the same period in 2017, was primarily a result of the impairment of intangible assets related to the Noden Products due to the increased probability of a generic version of aliskiren being launched in the United States, partially offset by a decrease in fair value of the contingent liability related to changes in the probabilities in the generic entry milestones. The Pharmaceutical and Medical Devices segments contributed additional cost of product revenue of $14.0 million and $4.0 million, respectively, which was due to increased revenue in the Pharmaceutical segment and recognition of costs of goods for ex-U.S. revenue and increased revenue from the Medical Devices segment, which we did not begin to recognize until May 2017.

Non-operating Income (Expense), Net

Non-operating income (expense), net, for the three and six months ended June 30, 2018 decreased, as compared to the same period in 2017, primarily due to the repayment of the February 2018 Notes in February 2018, partially offset by an increase in interest income from investments. The decrease in interest expense for the three and six months ended June 30, 2018, as compared to the same period in 2017, consisted primarily of non-cash interest expense as we are required to compute interest expense using the interest rate for similar nonconvertible instruments in accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion.

Income Taxes

Income tax expense for the three months ended June 30, 2018 and 2017, was $(14.3) million and $53.9 million, respectively, and for the six months ended June 30, 2018 and 2017, was $(13.2) million and $60.4 million, respectively, which resulted primarily from applying the federal statutory income tax rate to income before income taxes. Our effective tax rate for the current period differs from the U.S. federal statutory rate of 21% due primarily to the foreign rate differential related to the impairment of intangible assets related to the Noden Products.

The uncertain tax positions increased during the three months ended June 30, 2018 and 2017, by zero and $28.9 million, respectively, and for the six months ended June 30, 2018 and 2017, zero and $29.7 million, respectively, resulting from an increase in tax uncertainties and estimated tax liabilities.

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

The Company’s income tax returns are subject to examination by U.S. federal, state and local tax authorities for tax years 2000 forward. The Company is currently under income tax examination by the state of California for the tax years 2009 through 2015 and by the Internal Revenue Service for the tax year 2016. Although the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year, the Company does not anticipate any material change to the amount of its unrecognized tax benefit over the next 12 months.

Net Income (Loss) Per Share

Net income (loss) per share for the three and six months ended June 30, 2018 and 2017, is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income (loss) per share - basic	$(0.76)	$0.39	$(0.74)	$0.42
Net income (loss) per share - diluted	$(0.76)	$0.39	$(0.74)	$0.42

Liquidity and Capital Resources

We finance our operations primarily through royalty and other license-related revenues, public and private placements of debt and equity securities, interest income on invested capital and revenues from product sales. We currently have 19 full-time employees managing our intellectual property, our asset acquisitions, operations and other corporate activities as well as providing for certain essential reporting and management functions of a public company. In addition, we have 15 full-time employees at our operating subsidiary, Noden, who manage Noden’s business and operations, and 58 full time employees at our operating subsidiary, LENSAR, who manage the medical device business and operations.

Our future capital requirements are difficult to forecast and will depend upon many factors, including our ability to identify and acquire pharmaceutical products, the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, the resources we devote to developing and supporting our products and other factors. Additionally, we will continue to evaluate possible acquisitions of new products, devices, royalty revenues or other income generating assets, which may require the use of cash or additional financing.

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

We had cash, cash equivalents and short-term investments in the aggregate of $395.7 million and $532.1 million at June 30, 2018 and December 31, 2017, respectively. The decrease was primarily attributable to the repayment of the February 2018 Notes of $126.4 million, the repurchase of common stock for $23.6 million, the purchase of fixed assets of $3.9 million and cash used in operating activities of $19.8 million, partially offset by proceeds from royalty right payments of $38.0 million and proceeds from the sale of available for sale securities of $4.1 million.

On September 25, 2017, we announced that our board of directors authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $25.0 million pursuant to a share repurchase program. Due to trading restrictions, we did not implement the share repurchase plan until March 2018. The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from our working capital. The amount and timing of such repurchases are dependent upon the price and availability of shares, general market conditions and the availability of cash. Repurchases may also be made under a trading plan under Rue 10b5-1, which would permit shares to be repurchased when we might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. All shares of common stock repurchased under the share repurchase program are expected to be retired and restored to authorized but unissued shares of common stock. The total amounts repurchased by us under the share repurchase program equal approximately 8.7 million shares of common stock for an aggregate purchase price of $25.0 million, or an average cost of $2.89 per share, including trading commissions.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

Convertible Notes

As of June 30, 2018, our convertible note obligation consisted of our December 2021 Notes, which in the aggregate totaled $150.0 million in principal.

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

LENSAR Asset Purchase Agreement

Pursuant to the LENSAR Asset Purchase Agreement with Precision Eye Services (“PES”), LENSAR is required to pay up to $1.6 million in milestone payments, subject to the occurrence of such milestones. As of June 30, 2018, there have been $0.8 million in milestone payments.

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

Purchase Obligation

Noden and Novartis entered into a supply agreement pursuant to which Novartis will manufacture and supply to Noden a and bulk tableted form of the Noden Products, and for the additional supply of active pharmaceutical ingredient form, for specified periods of time prior to the transfer of manufacturing responsibilities for the Noden Products to another manufacturer. The supply agreement may be terminated by either party for material breach that remains uncured for a specified time period. Noden has placed firm orders for bulk product of $14.4 million, which will be fulfilled within the next twelve months. Under the terms of the supply agreement, Noden is committed to purchase certain minimum quantities of bulk product and active pharmaceutical ingredient that would amount to approximately $114.3 million over the next twenty-four months, of which $61.4 million is committed over the next twelve months. While the supply agreement provides that the parties will agree to reasonable accommodations with respect to changes in firm orders, the Company expects that Noden will meet the requirements of the supply agreement, unless otherwise negotiated. The commitments in the supply agreement terminate upon transfer to another manufacturer.

LENSAR and Coherent, Inc. entered into an Original Equipment Manufacturer agreement pursuant to which Coherent, Inc. will manufacture and supply to LENSAR Staccato Lasers. The supply agreement commits LENSAR to a minimum purchase obligation of approximately $3.5 million over the next twenty-four months, of which $1.2 million is committed over over the next twelve months. The Company expects that LENSAR will meet this requirement.

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

We do not expect there to be any claims by the Purchaser under the escrow agreement. However, in the event that such a claim is made, and if successful, the amount of such a claim up to $1.4 million would be released from the escrow to the Purchaser, which amount would be reduced from the amount released to us at the end of the 18 month escrow period. As of June 30, 2018, we are not aware of any claims by the Purchaser that would reduce the escrow receivable.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2018, there have been no material changes in our market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, on May 11, 2017, we acquired LENSAR. In accordance with the SEC’s published guidance, our Annual Report on Form 10-K for the year ending December 31, 2017 did not include consideration of the internal controls of LENSAR within management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. We are in the process of integrating LENSAR into our overall internal control over financial reporting process and will incorporate LENSAR into our annual assessment of internal control over financial reporting as of December 31, 2018.

Beginning January 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers. Although the new revenue standard is expected to have an immaterial impact on our ongoing net income (loss), we did implement changes to our processes related to revenue recognition and the control activities with them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

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

Issuer Purchases of Equity Securities

The following table contains information relating to the repurchases of our common stock made by us in the three months ended June 30, 2018 (in thousands):

Fiscal Period			Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program(1)
April 1, 2018	to	April 30, 2018	1,652	3.03	1,652	15,841
May 1, 2018	to	May 31, 2018	2,861	2.93	2,861	7,469
June 1, 2018	to	June 30, 2018	2,252	2.70	2,252	1,392
Total during three months ended June 30, 2018			6,765	$2.87	6,765	$1,392
____________________
(1) On September 25, 2017, our board of directors authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $25.0 million pursuant to a new share repurchase program. The repurchase program may be suspended or discontinue at any time without notice.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The exhibits listed in the exhibit index preceding the signature page are filed or furnished as part of this report.

EXHIBIT INDEX
Exhibit Number	Exhibit Title

3.1	Restated Certificate of Incorporation effective March 23, 1993 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed March 31, 1993)

3.2	Certificate of Amendment of Certificate of Incorporation effective August 21, 2001 (incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K filed March 14, 2002)

3.3	Certificate of Amendment of Certificate of Incorporation effective January 9, 2006 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed January 10, 2006

3.4	Certificate of Designation, Preferences and Rights of the Terms effective August 25, 2006 (incorporated by reference to Exhibit 3.4 to Registration Statement on Form 8-A filed September 6, 2006)

3.5	Third Amended and Restated Bylaws effective December 4, 2014 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed December 9, 2014)

3.6	Certificate of Amendment of Restated Certificate of Incorporation effective May 22, 2013 (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 filed June 21, 2013)

10.1*#	2018 Annual Bonus Plan

10.2#	Amendment No. 1 to Royalty Purchase and Sale Agreement and Bill of Sale between PDL Investment Holding, LLC and Depomed, Inc. and Depo DR Sub, LLC, dated August 2, 2018

12.1#	Ratio of Earnings to Fixed Charges

31.1#	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**#	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

#	Filed herewith.

*	Management contract or compensation plan or arrangement

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

Dated:	August 9, 2018
PDL BIOPHARMA, INC. (REGISTRANT)

/s/ John P. McLaughlin
John P. McLaughlin
Chief Executive Officer (Principal Executive Officer)

/s/ Peter S. Garcia
Peter S. Garcia
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)