Form 10-Q
period 2018-09-30
PDL BIOPHARMA, INC.
filed 2018-11-07
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 (Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files).   Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of October 30, 2018, there were 145,976,212 shares of the registrant’s Common Stock outstanding.

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

 PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
Royalties from Queen et al. patents	$533	$1,443	$4,534	$31,884
Royalty rights - change in fair value	42,184	35,353	66,117	132,224
Interest revenue	754	6,051	2,254	16,968
Product revenue, net	24,387	20,067	79,472	51,477
License and other	40	(165)	614	19,471
Total revenues	67,898	62,749	152,991	252,024
Operating expenses
Cost of product revenue (excluding intangible asset amortization and impairment)	11,926	5,565	37,016	12,632
Amortization of intangible assets	1,577	6,275	14,254	18,438
General and administrative	13,211	11,989	39,401	35,853
Sales and marketing	3,469	4,994	14,367	11,194
Research and development	672	605	2,149	6,652
Impairment of intangible assets	—	—	152,330	—
Change in fair value of anniversary payment and contingent consideration	302	700	(22,433)	3,349
Total operating expenses	31,157	30,128	237,084	88,118
Operating income (loss)	36,741	32,621	(84,093)	163,906
Non-operating expense, net
Interest and other income, net	1,581	238	4,871	726
Interest expense	(2,866)	(5,096)	(9,262)	(15,082)
Gain (loss) on bargain purchase	—	(2,276)	—	3,995
Total non-operating expense, net	(1,285)	(7,134)	(4,391)	(10,361)
Income (loss) before income taxes	35,456	25,487	(88,484)	153,545
Income tax expense (benefit)	9,900	4,755	(3,346)	65,180
Net income (loss)	25,556	20,732	(85,138)	88,365
Less: Net loss attributable to noncontrolling interests	—	—	—	(47)
Net income (loss) attributable to PDL’s shareholders	$25,556	$20,732	$(85,138)	$88,412

Net income (loss) per share
Basic	$0.18	$0.14	$(0.58)	$0.56
Diluted	$0.18	$0.14	$(0.58)	$0.56
Weighted average shares outstanding
Basic	143,171	151,146	147,159	156,802
Diluted	144,224	152,317	147,159	157,529

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income (loss)	$25,556	$20,732	$(85,138)	$88,365

Other comprehensive income (loss), net of tax
Change in unrealized gains (losses) on investments in available-for-sale securities:
Change in fair value of investments in available-for-sale securities, net of tax	—	648	(578)	648
Adjustment for net gains realized and included in net income (loss), net of tax	—	—	(603)	—
Total change in unrealized gains on investments in available-for-sale securities, net of tax(a)	—	648	(1,181)	648
Total other comprehensive income (loss), net of tax	—	648	(1,181)	648
Comprehensive income (loss)	25,556	21,380	(86,319)	89,013
Less: Comprehensive loss attributable to noncontrolling interests	—	—	—	(47)
Comprehensive income (loss) attributable to PDL’s shareholders	$25,556	$21,380	$(86,319)	$89,060
 ______________________________________________
(a) Net of tax of $349 for the three months ended September 30, 2017, and $314 and $349 for the nine months ended September 30, 2018 and 2017, respectively.

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$400,984	$527,266
Short-term investments	—	4,848
Accounts receivable, net	15,437	31,183
Notes receivable	60,280	53,613
Inventories, net	12,515	9,147
Prepaid and other current assets	18,533	14,386
Total current assets	507,749	640,443
Property and equipment, net	8,838	7,222
Royalty rights - at fair value	378,291	349,223
Notes receivables, long-term	10,686	17,124
Intangible assets, net	52,895	215,823
Other assets	25,968	13,288
Total assets	$984,427	$1,243,123

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,011	$19,785
Accrued liabilities	37,570	45,881
Accrued income taxes	91	1,377
Convertible notes payable	—	126,066
Total current liabilities	46,672	193,109
Convertible notes payable	122,780	117,415
Contingent consideration - at fair value	19,200	42,000
Other long-term liabilities	56,388	44,709
Total liabilities	245,040	397,233

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 350,000 shares authorized; 145,976 and 153,775 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,460	1,538
Additional paid-in capital	(97,640)	(102,443)
Accumulated other comprehensive income	—	1,181
Retained earnings	835,567	945,614
Total stockholders’ equity	739,387	845,890
Total liabilities and stockholders’ equity	$984,427	$1,243,123

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net (loss) income	$(85,138)	$88,365
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization of convertible notes and term loan offering costs	5,745	8,195
Amortization of intangible assets	14,254	18,438
Impairment of intangible assets	152,330	—
Change in fair value of royalty rights - at fair value	(66,117)	(132,224)
Change in fair value of derivative asset	(114)	29
Change in fair value of anniversary payment and contingent consideration	(22,433)	3,349
Other amortization, depreciation and accretion of embedded derivative	3,061	1,478
Gain on sale of available-for-sale securities	(764)	(108)
Loss on disposal of property and equipment	66	—
Escrow receivable	—	(1,400)
Bargain purchase gain	—	(3,995)
Inventory obsolescence	(640)	30
Bad debt allowance	—	22
Stock-based compensation expense	4,814	3,014
Deferred income taxes	(3,285)	28,970
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	15,752	24,565
Prepaid and other current assets	(4,557)	(4,166)
Accrued interest on notes receivable	(230)	1,577
Inventories, net	(2,831)	(2,285)
Other assets	(1,805)	347
Accounts payable	(10,774)	1,395
Accrued liabilities	(8,687)	18,980
Accrued income taxes	(1,286)	2,432
Other long-term liabilities	1,280	1,055
Net cash (used in) provided by operating activities	(11,359)	58,063
Cash flows from investing activities
Purchase of investments	—	(23,213)
Maturities of investments-other	—	75,000
Proceeds from sales of available-for-sale securities	4,116	37,895
Proceeds from the sale of notes receivables	—	144,829
Proceeds from royalty rights - at fair value	57,049	74,404
Proceeds from the sale of royalty rights - at fair value	—	108,169
Purchase of royalty rights	(20,000)	—
Proceeds from sales of assets held for sale	—	8,142
Purchase of property and equipment	(4,641)	(1,160)
Net cash provided by investing activities	36,524	424,066
Cash flows from financing activities
Repayment of convertible notes	(126,447)	—
Payment of anniversary payment	—	(87,007)
Cash paid for purchase of noncontrolling interest	—	(2,170)
Cash dividends paid	—	(21)
Repurchase and retirement of common stock	(25,000)	(30,000)
Net cash used in financing activities	(151,447)	(119,198)
Net (decrease) increase in cash and cash equivalents	(126,282)	362,931
Cash and cash equivalents at beginning of the period	527,266	147,154
Cash and cash equivalents at end of period	$400,984	$510,085

	Nine Months Ended September 30,
	2018	2017
Supplemental cash flow information
Cash paid for income taxes	$4,019	$35,120
Cash paid for interest	$4,591	$7,224

Supplemental schedule of non-cash investing and financing activities
Asset held for sale reclassified from notes receivable to other assets	$—	$10,000
Assets held for sale reclassified from other assets to intangible assets	$1,811	$—
Extinguishment of notes receivable	$—	$43,909
See accompanying notes.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of PDL Biopharma, Inc. and its subsidiaries (collectively, the “Company” or “PDL”) have been prepared in accordance with Generally Accepted Accounting Principles (United States) (“GAAP”) for interim financial information. The financial statements include all adjustments (consisting only of normal recurring adjustments), that management of the Company believes are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year.

The accompanying unaudited Condensed Consolidated Financial Statements and related financial information should be read in conjunction with the Company’s audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2017, included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2018. The Condensed Consolidated Balance Sheet at December 31, 2017, included herein, has been derived from the audited Consolidated Financial Statements at that date, but does not include all disclosures required by GAAP.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying Notes to the Condensed Consolidated Financial Statements. The accounting estimates that require management’s most significant, difficult and subjective judgments include the valuation of royalty rights - at fair value, revenue recognition and allowance for customer credits, the valuation of inventory, the assessment of recoverability of goodwill and intangible assets and their estimated useful lives, the valuation and recognition of share-based compensation, the recognition and measurement of current and deferred income tax assets and liabilities, and contingent consideration estimates. Actual results could differ from those estimates.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Effective January 1, 2018, the Company adopted the requirements of ASU No. 2014-09 using the modified retrospective method as discussed in Note 2, Revenue from Contracts with Customers. All amounts and disclosures set forth in this Quarterly Report on Form 10-Q reflect these changes.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which outlines a comprehensive lease accounting model that supersedes the current lease guidance and requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms greater than 12 months. The guidance also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new standard is to be applied using either a modified retrospective approach, or an optional transition method that allows an entity to apply the new standard at the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and will be effective for the Company starting with the first quarter of 2019, with early adoption permitted. The Company will adopt the standard effective in the first quarter of 2019 and is currently assessing the impact of adopting this guidance on its consolidated financial statements and related disclosures. The Company does not expect the adoption will have a material impact on its consolidated statement of earnings. However, the new standard will require the Company to establish liabilities and corresponding right-of-use assets on its consolidated balance sheet for operating leases that exist as of the January 1, 2019 adoption date.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement.  The new guidance modifies disclosure requirements related to fair value measurement. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. Early adoption is permitted. The standard also allows for early adoption of any removed or modified disclosures upon issuance of this ASU while delaying adoption of the additional disclosures until their effective date.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software. The new guidance reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). For public companies, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted.  Implementation should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The effects of this standard on the Company’s financial position, results of operations or cash flows are not expected to be material.

 2. Revenue from Contracts with Customers

Adoption of New Revenue Standard

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers that supersedes Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“ASC 605”). Subsequently, the FASB issued several updates to ASU No. 2014-09, codified in ASC Topic 606 (“ASC 606”). ASC 606 also includes new guidance on costs related to a contract, which is codified in ASC Subtopic 340-40. The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not substantially completed as of the date of adoption. The cumulative impact of the adoption of ASC 606 was not material to the Company; therefore, the Company did not record any adjustments to retained earnings. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, which is also referred to herein as “legacy GAAP” or the “previous guidance”.

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

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of product revenue.

Sales commissions and other incremental costs of obtaining contracts are expensed as incurred as the amortization periods are less than one year.

C. Nature of Goods and Services

The following is a description of principal activities - separated by reportable segments - from which the Company generates its revenue. For more detailed information about reportable segments, see Note 20, Segment Information.

i. Pharmaceutical

The Pharmaceutical segment of the Company principally generates revenue from products sold to wholesalers and distributors. Customer orders are generally fulfilled within a few days of receipt resulting in minimal order backlog. Contractual performance obligations are usually limited to transfer of the product to the customer. The transfer occurs either upon shipment or upon receipt of the product in certain countries outside the United States after considering when the customer obtains control of the product. In addition, for some non-U.S. countries, the Company sells product on a consignment basis where control is not transferred until the customer resells the product to an end user. At these points, customers are able to direct the use of and obtain substantially all of the remaining benefits of the product.

Sales to customers are initially invoiced at contractual list prices. Payment terms are typically 30 to 90 days based on customary practice in each country. Revenue is reduced from the list price at the time of recognition for expected chargebacks, discounts, rebates, sales allowances and product returns, which are referred to as gross-to-net adjustments. These reductions are attributed to various commercial agreements, managed healthcare organizations and government programs such as Medicare, Medicaid, and the 340B Drug Pricing Program containing various pricing implications such as mandatory discounts, pricing protection below wholesaler list price and other discounts when Medicare Part D beneficiaries are in the coverage gap. These various reductions in the transaction price have been estimated using either a most likely amount, in the case of prompt pay discounts, or expected value method for all other variable consideration and have been reflected as liabilities and are settled through cash payments, typically within time periods ranging from a few months to one year. Significant judgment is required in estimating gross-to-net adjustments considering legal interpretations of applicable laws and regulations, historical experience, payer channel mix, current contract prices under applicable programs, unbilled claims, processing time lags and inventory levels in the distribution channel.

ii. Medical Devices

The Medical Devices segment of the Company principally generates revenue from the sale and lease of the LENSAR® Laser System, which may include equipment, Patient Interface Devices (“PIDs”), procedure licenses, and service agreements.

For bundled packages, the Company accounts for individual products and services separately if they are distinct - i.e. if a product or service is separately identifiable from other items in the bundled package and if the customer can benefit from it on its own or with other resources that are readily available to the customer. As the Company both sells and leases the LENSAR® Laser System, the consideration (including any discounts) is first allocated between lease and non-lease components and then allocated between the separate products and services based on their stand-alone selling prices. The stand-alone selling prices for the PIDs and procedure licenses are determined based on the prices at which the Company separately sells the PIDs and procedure licenses. The LENSAR® Laser System and warranty stand-alone selling prices are determined using the expected cost plus a margin approach.

The Company sells and leases the LENSAR® Laser System to customers. For LENSAR® Laser System sales, the Company recognizes revenue in product revenue when a customer takes possession of the system. This usually occurs after the customer signs a contract, LENSAR installs the system, and LENSAR performs the requisite training for use of the system. For LENSAR® Laser System leases, the Company recognizes revenue in product revenue over the length of the lease in accordance with ASC Topic 840, Leases.

The LENSAR® Laser System requires both a consumable, a PID, and a procedure license to perform each procedure. The Company recognizes revenue for PIDs in product revenue when the customer takes possession of the PID. PIDs are sold by the case. The Company recognizes revenue for procedure licenses in product revenue when a customer purchases a procedure license from the web portal. Typically, consideration for PIDs and procedure licenses is considered fixed consideration except for certain customer agreements that provide for tiered volume discount pricing which is considered variable consideration.

The Company offers an extended warranty that provides additional services beyond the standard warranty. The Company recognizes revenue in product revenue over the warranty period. Customers have the option of renewing the warranty period, which is considered a new and separate contract.

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

Royalties: The Company recognizes royalty revenues related to the sale of products by its licensees that incorporate the Company's technologies. Royalties qualify for the sales-and-usage exemption under ASC 606 as (i) royalties are based strictly on the sales-and-usage by the licensee; and (ii) a license of intellectual property is the sole or predominant item to which such royalties relate. Based on this exemption, these royalties are earned under the terms of a license agreement in the period the products are sold by the Company's partner and the Company has a present right to payment.

D. Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers by segment and geographic location as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. In the following table, revenue is disaggregated by segment and primary geographical market for the three and nine months ended September 30, 2018:

	Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018
(in thousands)	Medical Devices	Pharmaceutical	Medical Devices	Pharmaceutical

Primary geographical markets:
North America	$2,315	$10,036	$4,634	$31,743
Europe	565	5,810	1,859	18,172
Asia	2,158	1,926	4,915	12,078
Other	65	—	285	—
Total revenue from contracts with customers[1]	$5,103	$17,772	$11,693	$61,993
_______________

1 The table above does not include lease revenue from the Company’s Medical Devices segment of $1.5 million and $5.8 million for the three and nine months ended September 30, 2018, respectively.

E. Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

(in thousands)	September 30, 2018	January 1, 2018

Receivables, current and non-current, net	$16,155	$30,771
Contract assets	$3,106	$—
Contract liabilities	$5,444	$10,084

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

Contract assets—The Company’s contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing or associated reporting from the customer regarding the computation of the net product sales has not yet occurred. The Company classifies contract assets in prepaid and other current assets in the Company’s consolidated balance sheet based on the timing of when it expects to receive payment.

(in thousands)	Medical Devices	Pharmaceutical	Total

Contract assets at January 1, 2018	$—	$—	$—
Contract assets recognized	—	3,106	3,106
Contract assets at September 30, 2018	$—	$3,106	$3,106

Contract Liabilities—The Company’s contract liabilities consist of deferred revenue for products sold to customers for which the performance obligation has not been completed by the Company. The Company classifies deferred revenue as current or noncurrent based on the timing of when it expects to recognize revenue. The noncurrent portion of deferred revenue is included in other long-term liabilities in the Company’s condensed consolidated balance sheets.

(in thousands)	Medical Devices	Pharmaceutical	Total

Contract liabilities at January 1, 2018	$1,391	$8,693	$10,084
Additions	630	4,342	4,972
Amounts recognized into revenue	(919)	(8,693)	(9,612)
Contract liabilities at September 30, 2018	$1,102	$4,342	$5,444

F. Transaction Price Allocated to Future Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

	Three Months Ended
(in thousands)	December 31, 2018	Thereafter	Total

Pharmaceutical product sales	$1,000	$—	$1,000
Medical device sales	$957	$3,832	$4,789

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with original expected lengths of one year or less or (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for the products delivered or services performed.

3. Net Income (Loss) per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net Income (Loss) per Basic and Diluted Share	2018	2017	2018	2017
(in thousands, except per share amounts)
Numerator
Income (loss) attributable to PDL’s shareholders used to compute net income per basic and diluted share	$25,556	$20,732	$(85,138)	$88,412

Denominator
Total weighted average shares used to compute net income attributable to PDL’s shareholders, per basic share	143,171	151,146	147,159	156,802
Restricted stock outstanding	1,053	1,171	—	727
Shares used to compute net income (loss) attributable to PDL’s shareholders, per diluted share	144,224	152,317	147,159	157,529

Net income (loss) attributable to PDL’s shareholders per share - basic	$0.18	$0.14	$(0.58)	$0.56
Net income (loss) attributable to PDL’s shareholders per share - diluted	$0.18	$0.14	$(0.58)	$0.56

The Company computes net income per diluted share using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of net income per diluted share include shares that may be issued pursuant to outstanding stock options and restricted stock awards, the 4.0% Convertible Senior Notes due February 1, 2018 (the “February 2018 Notes”) that were repaid on February 1, 2018, and the 2.75% Convertible Senior Notes due December 1, 2021 (the “December 2021 Notes”), in each case, on a weighted average basis for the period that the notes were outstanding, including, if applicable, the effect of adding back interest expense and the underlying shares using the if converted method.

December 2021 Notes Capped Call Potential Dilution

In November 2016, the Company issued $150.0 million in aggregate principal of the December 2021 Notes, which provide in certain situations for the conversion of the outstanding principal amount of the December 2021 Notes into shares of the Company’s common stock at a predefined conversion rate. For additional information on the conversion rates on the Company’s convertible debt, see Note 13, Convertible Senior Notes. In conjunction with the issuance of the December 2021 Notes, the Company entered into a capped call transaction with a hedge counterparty. The capped call transaction is expected generally to reduce the potential dilution, and/or offset, to an extent, the cash payments the Company may choose to make in excess of the principal amount, upon conversion of the December 2021 Notes. The Company has excluded the capped call transaction from the net income (loss) per diluted share computation as such securities would have an anti-dilutive effect and those securities should be considered separately rather than in the aggregate in determining whether their effect on net income (loss) per diluted share would be dilutive or anti-dilutive. For additional information regarding the capped call transaction related to the Company’s December 2021 Notes, see Note 13, Convertible Senior Notes.

Anti-Dilutive Effect of Restricted Stock Awards and Stock Options

For the three months ended September 30, 2018 and 2017, the Company excluded approximately 1.3 million and 1.8 million shares underlying restricted stock awards, respectively, and for the nine months ended September 30, 2018 and 2017, the Company excluded approximately 2.3 million and 1.9 million shares underlying restricted stock awards, respectively, calculated on a weighted-average basis, from its net income (loss) per diluted share calculations because their effect was anti-dilutive.

For the three months ended September 30, 2018 and 2017, the Company excluded approximately 7.6 million and 126,000 shares underlying outstanding stock options, respectively, and for the nine months ended September 30, 2018 and 2017, the Company excluded approximately 7.6 million and 59,000 shares underlying outstanding stock options, respectively, calculated on a weighted-average basis, from its net income (loss) per diluted share calculations because their effect was anti-dilutive.

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

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table presents the fair value of the Company’s financial instruments measured at fair value on a recurring basis by level within the valuation hierarchy:

	September 30, 2018				December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Financial assets:
Money market funds	$225,513	$—	$—	$225,513	$417,563	$—	$—	$417,563
Corporate securities	—	—	—	—	4,848	—	—	4,848
Warrants	—	143	—	143	—	29	—	29
Royalty rights - at fair value	—	—	378,291	378,291	—	—	349,223	349,223
Total	$225,513	$143	$378,291	$603,947	$422,411	$29	$349,223	$771,663

Financial liabilities:
Contingent consideration, current[1]	$—	$—	$1,070	$1,070	$—	$—	$—	$—
Contingent consideration, non-current	—	—	19,200	19,200	—	—	42,000	42,000
Total	$—	$—	$20,270	$20,270	$—	$—	$42,000	$42,000
 ___________________
1 Contingent consideration, current is classified as “Accrued liabilities” on the Condensed Consolidated Balance Sheet. See Note 11, Accrued Liabilities, for details.

There have been no transfers between levels during the periods presented in the table above. The Company recognizes transfers between levels on the date of the event or change in circumstances that caused the transfer.

Corporate Securities

Corporate securities consisted primarily of U.S. corporate equity holdings. The fair value of corporate securities was estimated using market quoted prices.

Warrants

Warrants consist primarily of purchased call options to buy U.S. corporate equity holdings and derivative assets acquired as part of note receivable investments. The fair value of the warrants is estimated using recently quoted market prices of the underlying equity security and the Black-Scholes option pricing model.

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

The rights acquired include Depomed’s royalty and milestone payments accruing from and after October 1, 2013: (a) from Santarus, Inc. (“Santarus”) (which was subsequently acquired by Salix Pharmaceuticals, Inc. (“Salix”), which itself was acquired by Valeant Pharmaceuticals International, Inc. (“Valeant”) (which, in July 2018, changed its name to Bausch Health Companies Inc.) (“Bausch Health”)) with respect to sales of Glumetza (metformin HCL extended-release tablets) in the United States; (b) from Merck & Co., Inc. with respect to sales of Janumet® XR (sitagliptin and metformin HCL extended-release tablets); (c) from Janssen Pharmaceutica N.V. with respect to potential future development milestones and sales of its approved fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin tablets, marketed as Invokamet XR®; (d) from Boehringer Ingelheim and Eli Lilly and Company with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to Depomed’s license agreement with Boehringer Ingelheim, including its approved products, Jentadueto XR® and Synjardy XR®; and (e) from LG Life Sciences and Bausch Health for sales of extended-release metformin tablets in Korea and Canada, respectively.

On August 2, 2018, PDL Investment Holding, LLC (“PDLIH”), a wholly-owned subsidiary of the Company and assignee from the Company under the Depomed Royalty Agreement, entered into an amendment to the Depomed Royalty Agreement with Depomed. Pursuant to the amendment, PDLIH purchased all of Depomed’s remaining interests in royalty and milestone payments payable on sales of Type 2 diabetes products licensed by Depomed for $20.0 million. Prior to the amendment, the Depomed Royalty Agreement provided that the Company would have received all royalty and milestone payments due under license agreements between Depomed and its licensees until the Company received payments equal to two times the cash payment it made to Depomed, or approximately $481.0 million, after which all net payments received by Depomed would have been shared equally between the Company and Depomed. Following the amendment, the Depomed Royalty Agreement provides that the Company will receive all royalty and milestone payments due under the license agreements between Depomed and its licensees. The Company has elected to continue to elect the fair value option and carry the financial asset at fair value.

The Depomed Royalty Agreement terminates on the third anniversary following the date upon which the later of the following occurs: (a) October 25, 2021, or (b) at such time as no royalty payments remain payable under any license agreement and each of the license agreements has expired by its terms.

As of December 31, 2017, the Company determined that its royalty purchase interest in Depo DR Sub, LLC represented a variable interest in a variable interest entity. However, the Company did not have the power to direct the activities of Depo DR Sub, LLC that most significantly impact Depo DR Sub, LLC’s economic performance and was not the primary beneficiary of Depo DR Sub, LLC; therefore, Depo DR Sub, LLC was not subject to consolidation by the Company.

As of September 30, 2018, in conjunction with the amendment described above, the Company was provided the power to direct the activities of Depo DR Sub, LLC and is the primary beneficiary of Depo DR Sub, LLC; therefore, Depo DR Sub, LLC is subject to consolidation by the Company. As of September 30, 2018, Depo DR Sub, LLC did not have any assets or liabilities of value for consolidation with the Company.

The financial asset acquired represents a single unit of accounting. The fair value of the financial asset acquired was determined by using a discounted cash flow analysis related to the expected future cash flows to be generated by each licensed product. This financial asset is classified as a Level 3 asset within the fair value hierarchy, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future commercialization for products not yet approved by regulatory agencies outside of the United States. The discounted cash flows are based upon expected royalties from sales of licensed products over approximately an nine-year period. The discount rates utilized range from 10% to 24%. Significant judgment is required in selecting appropriate discount rates. At September 30, 2018, an evaluation was performed to assess those rates and general market conditions potentially affecting the fair market value, of the financial asset. Should these discount rates increase or decrease by 2.5%, the fair value of the asset could decrease by $23.3 million or increase by $27.7 million, respectively. A third-party expert was engaged to assist management develop its original estimate of the expected future cash flows, which was updated after the acquisition of Depomed’s reversionary interest in August 2018. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from those estimates. The

Company periodically assesses the expected future cash flows and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than the original estimates, the Company will adjust the estimated fair value of the asset. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $6.6 million, respectively.

When the Company acquired the Depomed royalty rights, Glumetza was marketed by Santarus. In January 2014, Salix acquired Santarus and assumed responsibility for commercializing Glumetza, which was generally perceived to be a positive development because of Salix’s larger sales force and track record in the successful commercialization of therapies. In late 2014, Salix made a number of disclosures relating to an excess of supply at the distribution level of Glumetza and other drugs that it commercialized and the practices leading to this excess of supply which were under review by Salix’s audit committee in relation to the related accounting practices. Because of these disclosures and the Company’s lack of direct access to information as to the levels of inventory of Glumetza in the distribution channels, the Company commenced a review of all public statements by Salix, publicly available historical third-party prescription data, analyst reports and other relevant data sources. The Company also engaged a third-party expert to specifically assess estimated inventory levels of Glumetza in the distribution channel and to ascertain the potential effects those inventory levels may have on expected future cash flows. Salix was acquired by Valeant in early April 2015. In mid-2015, Valeant implemented two price increases on Glumetza. At year-end 2015, a third-party expert was engaged by the Company to assess the impact of the Glumetza price adjustments and near-term market entrance of generic equivalents to the expected future cash flows. Based on the analysis performed, management revised the underlying assumptions used in the discounted cash flow analysis at year-end 2015. In February 2013 a generic equivalent to Glumetza was approved by the U.S. Food and Drug Administration (“FDA”) and in August 2016, two other generic equivalents to Glumetza were approved to enter the U.S. market. In February 2016, Lupin Pharmaceuticals, Inc., in August 2017, Teva Pharmaceutical Industries, Ltd., and in July 2018, Sun Pharmaceutical, Inc. (“Sun”) each launched a generic equivalent approved product.

In May 2017, the Company received notification that a subsidiary of Valeant had launched an authorized generic equivalent product in February 2017, and the Company received royalties on such authorized generic equivalent product under the same terms as the branded Glumetza product, retroactive to February 2017.

In February 2016, at the Company’s request and pursuant to the Depomed Royalty Agreement, Depomed exercised its audit right with respect to Glumetza royalties. The independent auditor engaged to perform the royalty audit completed it in July 2017, and based upon the results of the audit, Depomed, on behalf of the Company, filed a lawsuit on September 7, 2017, against Valeant and one of its subsidiaries, claiming damages for unpaid royalties, fees and interest. Valeant (now Bausch Health), Depomed and the Company entered into a settlement agreement on October 27, 2017 whereby the parties agreed to dismiss the litigation, with prejudice, and Valeant agreed to pay to Depomed $13.0 million. The full amount of the settlement payment was transferred to the Company under the terms of the Depomed Royalty Agreement in November 2017. In October 2018, PDL submitted notice of its intent to exercise its audit right under the Depomed Royalty Agreement with respect to the period beginning January 1, 2016 and ending December 31, 2018.

At December 31, 2017, management re-evaluated, with assistance of a third-party expert, the market share data, the gross-to-net revenue adjustment assumptions and Glumetza demand data, including the delay in launch of the additional generic equivalent products and the entry of an authorized generic product by Valeant. These data and assumptions are based on available but limited information. At September 30, 2018, management updated the expected future cash flows based on the current period demand and supply data of Glumetza and the authorized generic equivalent product launched by Bausch Health.

As of September 30, 2018, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date, including future cash flows for the authorized generic equivalent product. The Company continues to monitor whether the generic competition further affects sales of Glumetza and thus royalties on such sales paid to the Company, and the impact of the launched authorized generic equivalent. Due to the uncertainty around Bausch Health’s marketing and pricing strategy, as well as Sun’s recently launched generic product and limited historical demand data after generic market entrance, the Company may need to further evaluate future cash flows in the event of more rapid reduction or increase in market share of Glumetza and its authorized generic equivalent product and/or a further erosion in net pricing.

On May 31, 2016, the Company obtained a notification indicating that the FDA approved Jentadueto XR for use in patients with Type 2 diabetes. In June 2016, the Company received a $6.0 million approval milestone pursuant to the terms of the Depomed Royalty Agreement. The product approval was earlier than initially expected. Based on the FDA approval and anticipated timing of the product launch, the Company adjusted the timing of future cash flows and discount rate used in the discounted cash flow model at June 30, 2016. As of December 31, 2017, management re-evaluated, the cash flow assumptions for Jentadueto XR and revised the discounted cash flow model. As of September 30, 2018, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date.

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

In August 2018, Depomed, Inc. was renamed Assertio Therapeutics, Inc. (“Assertio”).

As of September 30, 2018, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $265.7 million and the maximum loss exposure was $265.7 million.

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

The royalty rights acquired include royalties accruing from and after April 1, 2014. Under the terms of the VB Royalty Agreement, the Company receives all royalty payments due to VB pursuant to certain technology transfer agreements between VB and Paradigm Spine until the Company has received payments equal to 2.3 times the cash payment made to VB, after which all rights to receive royalties will be returned to VB. VB’s ability to repurchase the royalty right for a specified amount expired on June 26, 2018.

The fair value of the royalty rights at September 30, 2018, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over approximately a ten-year period. The discount rate utilized was 15.0%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.4 million or increase by $1.6 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $0.3 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. At each reporting period, an evaluation is performed to assess those estimates, discount rate utilized and general market conditions affecting fair market value.

As of September 30, 2018, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $13.9 million and the maximum loss exposure was $13.9 million.

University of Michigan Royalty Agreement

On November 6, 2014, the Company acquired a portion of all royalty payments of the Regents of the University of Michigan’s (“U-M”) worldwide royalty interest in Cerdelga (eliglustat) for $65.6 million pursuant to the Royalty Purchase and Sale Agreement with U-M (the “U-M Royalty Agreement”). Under the terms of the U-M Royalty Agreement, the Company receives 75% of all royalty payments due under U-M’s license agreement with Genzyme Corporation, a Sanofi company (“Genzyme”) until expiration of the licensed patents, excluding any patent term extension. Cerdelga, an oral therapy for adult patients with Gaucher disease type 1, was developed by Genzyme. Cerdelga was approved in the United States in August 2014, in the European Union in January 2015, and in Japan in March 2015. In addition, marketing applications for Cerdelga are under review by other regulatory authorities. While marketing applications have been approved in the United States, the European Union and Japan, national pricing and reimbursement decisions are delayed in some countries. At December 31, 2017, a third-party expert was engaged by the Company to assess the impact of the delayed pricing and reimbursement decisions to Cerdelga’s expected future cash flows. Based on the analysis performed, management revised the underlying assumptions used in the discounted cash flow analysis. As of September 30, 2018, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows.

The fair value of the royalty right at September 30, 2018 was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over approximately a four-year period. The discount rate utilized was approximately 12.8%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.3 million or increase by $1.4 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $0.7 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. An evaluation of those estimates, discount rate utilized and general market conditions affecting fair market value is performed in each reporting period.

As of September 30, 2018, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $27.5 million and the maximum loss exposure was $27.5 million.

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

As of September 30, 2018, and December 31, 2017, the Company determined that its royalty rights under the AcelRx Royalty Agreement represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of ARPI LLC that most significantly impact ARPI LLC’s economic performance and is not the primary beneficiary of ARPI LLC; therefore, ARPI LLC is not subject to consolidation by the Company.

The fair value of the royalty right at September 30, 2018 was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over approximately a fourteen-year period. The discount rate utilized was approximately 13.4%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $9.9 million or increase by $12.3 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $1.7 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. Based on the number of treated patients to date, management adjusted the timing of the expected future cash flows used in the discounted cash flow model at December 31, 2017. At September 30, 2018, management performed an evaluation of those estimates, discount rate utilized and general market conditions to determine the fair market value of the asset, and such an evaluation is performed for each reporting period. As of September 30, 2018, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date.

As of September 30, 2018, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $68.3 million and the maximum loss exposure was $68.3 million.

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

The fair value of the royalty right at September 30, 2018, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of a licensed product over approximately a seven-year period. The discount rate utilized was approximately 14.4%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $0.2 million or increase by $0.3 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $0.1 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. An evaluation of those estimates, discount rate utilized and general market conditions affecting fair market value is performed in each reporting period.

As of September 30, 2018, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $2.9 million and the maximum loss exposure was $2.9 million.

The following tables summarize the changes in Level 3 assets and the gains and losses included in earnings for the nine months ended September 30, 2018:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Royalty Rights Assets

(in thousands)	Royalty Rights - At Fair Value
Fair value as of December 31, 2017		$349,223

Financial instruments purchased		20,000
Total net change in fair value for the period
Change in fair value of royalty rights - at fair value	$66,117
Proceeds from royalty rights - at fair value	$(57,049)
Total net change in fair value for the period		9,068

Fair value as of September 30, 2018		$378,291

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Royalty Rights Assets

	Fair Value as of	Purchase of	Royalty Rights -	Fair Value as of
(in thousands)	December 31, 2017	Royalty Assets	Change in Fair Value	September 30, 2018

Assertio (formerly Depomed)	$232,038	$20,000	$13,665	$265,703
VB	14,380	—	(494)	13,886
U-M	26,769	—	755	27,524
AcelRx	72,894	—	(4,619)	68,275
Avinger	396	—	(396)	—
KYBELLA	2,746	—	157	2,903
	$349,223	$20,000	$9,068	$378,291

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Liabilities

(in thousands)	Contingent Consideration
Fair value as of December 31, 2017	$(42,000)

Financial instruments purchased	(1,560)
Settlement of financial instrument	857
Total net change in fair value for the period	22,433

Fair value as of September 30, 2018	$(20,270)

The fair value of the contingent consideration was determined using an income approach derived from revenue estimates and a probability assessment with respect to the likelihood of (a) achieving predetermined levels of net sales or (b) a generic product launch that would trigger the milestone payments to Novartis Pharma AG (“Novartis”) for the Noden Products (as defined in Note 8, Inventories). The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones being achieved. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the Condensed Consolidated Statements of Operations. The change in fair value of the contingent consideration during the nine months ended September 30, 2018 is due primarily to the changes in the probabilities in the generic entry milestones for the Noden Products and the additional contingent consideration acquired as part of the assets acquired by LENSAR from Precision Eye Services, as described in Note 9, Asset Acquisition.

Gains and losses from changes in Level 3 assets included in earnings for each period are presented in “Royalty rights - change in fair value” and gains and losses from changes in Level 3 liabilities included in earnings for each period are presented in “Change in fair value of anniversary payment and contingent consideration” as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017

Total change in fair value for the period included in earnings for royalty right assets held at the end of the reporting period	$42,184	$35,353	$66,117	$132,224

Total change in fair value for the period included in earnings for liabilities held at the end of the reporting period	$(302)	$(700)	$22,433	$(3,349)

Assets/Liabilities Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets consist of the 1.7 million shares of Alphaeon Class A common stock, received in connection with the LENSAR credit agreement, and long-lived assets, including property and equipment and intangible assets. The Company’s carrying value of the investment in Alphaeon as of both September 30, 2018 and December 31, 2017 is $6.6 million based on an estimated per share value of $3.84, which was established by a valuation performed when the shares were acquired. The value of our investment in Alphaeon is not readily determinable as Alphaeon’s shares are not publicly traded. The Company evaluates the fair value of this investment by performing a qualitative assessment each reporting period. If the results of this qualitative assessment indicate that the fair value is less than the carrying value, the investment is written down to its fair value. There have been no such write downs since the Company acquired these shares. This investment is included in other long-term assets. For additional information on the Alphaeon investment, see Note 7, Notes and Other Long-Term Receivables.

During the three months ended June 30, 2018, the Company recorded an impairment charge of $152.3 million for the Noden intangible assets related to the increased probability of a generic version of aliskiren being launched in the United States. As a result of this impairment charge, which was based on the estimated fair value of the assets, the remaining carrying value of these intangible assets were determined to be $40.1 million. The fair value calculation included level 3 inputs. For additional information on the impairment charge, see Note 10, Intangible Assets.

Assets/Liabilities Not Subject to Fair Value Recognition

The following tables present the fair value of assets and liabilities not subject to fair value recognition by level within the valuation hierarchy:

	September 30, 2018			December 31, 2017
(in thousands)	Carrying Value	Fair Value Level 2	Fair Value Level 3	Carrying Value	Fair Value Level 2	Fair Value Level 3

Assets:
Wellstat Diagnostics note receivable	$50,191	$—	$59,881	$50,191	$—	$51,308
Hyperion note receivable	1,200	—	1,200	1,200	—	1,200
CareView note receivable	19,575	—	19,723	19,346	—	18,750
Total	$70,966	$—	$80,804	$70,737	$—	$71,258

Liabilities:
February 2018 Notes	$—	$—	$—	$126,066	$126,131	$—
December 2021 Notes	122,780	147,035	—	117,415	148,028	—
Total	$122,780	$147,035	$—	$243,481	$274,159	$—

As of September 30, 2018 and December 31, 2017, the estimated fair values of the Hyperion Catalysis International, Inc. (“Hyperion”) note receivable, and CareView Communications, Inc. (“CareView”) note receivable were determined using one or more discounted cash flow models, incorporating expected principal and interest payments.

The Company engages a third-party valuation expert when deemed necessary to assist in evaluating its investments and the related inputs needed to estimate the fair value of certain investments. The Company determined its notes receivable assets are Level 3 assets as the Company’s valuations utilized significant unobservable inputs, including estimates of future revenues, discount rates, expectations about settlement, terminal values and required yield. To provide support for the estimated fair value measurements, the Company considered forward-looking performance related to the investment and current measures associated with high yield indices and reviewed the terms and yields of notes placed by specialty finance and venture firms both across industries and in similar sectors.

The CareView note receivable is secured by substantially all assets of, and equity interests in CareView. The Wellstat Diagnostics note receivable is secured by substantially all assets of Wellstat Diagnostics and is supported by a guaranty from the Wellstat Diagnostics Guarantors (as defined in Note 7, Notes and Other Long-Term Receivables). The estimated fair value of the collateral assets was determined by using an asset approach and discounted cash flow model related to the underlying collateral and was adjusted to consider estimated costs to sell the assets.

On September 30, 2018, the carrying values of several of the Company’s notes receivable differed from their estimated fair value. This is the result of discount rates used when performing a discounted cash flow for fair value valuation purposes.

The fair values of the Company’s convertible senior notes were determined using quoted market pricing.

The following table represents significant unobservable inputs used in determining the estimated fair value of impaired notes receivable investments:

Asset	Valuation Technique	Unobservable Input	September 30, 2018	December 31, 2017

Wellstat Diagnostics
Wellstat Guarantors intellectual property	Income Approach
		Discount rate	12%	12%
		Royalty amount	$21 million	$21 million
Settlement Amount	Income Approach
		Discount rate	15%	15%
		Settlement amount	$38 million	$32 million

Real Estate Property	Market Approach
		Annual appreciation rate	4%	4%
		Estimated realtor fee	6%	6%
		Estimated disposal date	6/30/2019	6/30/2019

CareView
Note receivable cash flows	Income Approach
		Discount rate	17.5%	17.5%

At September 30, 2018, the Company had three notes receivable investments on non-accrual status with a cumulative investment cost and fair value of approximately $71.0 million and $80.8 million, respectively, compared to three note receivable investments on non-accrual status at December 31, 2017 with a cumulative investment cost and fair value of approximately $70.7 million and $71.3 million, respectively. For the three and nine months ended September 30, 2018, the Company recognized $0.8 million and $2.3 million, respectively, of interest revenue for the CareView note receivable investment as a result of cash interest payments made during the period; for the three and nine months ended September 30, 2017, the Company did not recognize any interest for note receivable investments on non-accrual status. During each of the three months ended September 30, 2018 and 2017, and for the nine months ended September 30, 2018, the Company did not recognize any losses on extinguishment of notes receivable. During the nine months ended September 30, 2017, the Company recognized losses on extinguishment of notes receivable of $12.2 million.

5. Cash, Cash Equivalents and Short-term Investments

As of September 30, 2018 the Company had invested its excess cash balances primarily in cash and money market funds, and as of December 31, 2017, the Company had invested its excess cash balances primarily in cash, money market funds and a corporate equity security. The Company’s securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in “Accumulated other comprehensive income” in stockholders’ equity, net of estimated taxes. See Note 4, Fair Value Measurements. The cost of securities sold is based on the specific identification method. To date, the Company has not experienced credit losses on investments in these instruments, and it does not require collateral for its investment activities.

The following tables summarize the Company’s cash and available-for-sale securities’ amortized cost, gross unrealized gains and fair value by significant investment category reported as cash and cash equivalents, or short-term investments as of September 30, 2018 and December 31, 2017:

				Reported as:
(in thousands)	Amortized Cost	Unrealized Gains	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments

September 30, 2018
Cash	$175,471	$—	$175,471	$175,471	$—
Money market funds	225,513	—	225,513	225,513	—
Total	$400,984	$—	$400,984	$400,984	$—

December 31, 2017
Cash	$109,703	$—	$109,703	$109,703	$—
Money market funds	417,563	—	417,563	417,563	—
Corporate securities	3,353	1,495	4,848	—	4,848
Total	$530,619	$1,495	$532,114	$527,266	$4,848

The Company recognized $0.8 million of gains on sales of available-for-sale securities in the nine months ended September 30, 2018. The Company did not recognize any gains or losses on sales of available-for-sale securities in the three months ended September 30, 2018 and in the three and nine months ended September 30, 2017.

The unrealized gains on investments included in “Other comprehensive income (loss), net of tax” was zero and $1.2 million as of September 30, 2018, and December 31, 2017, respectively.

6. Concentration of Credit Risk

Product Line Concentration

The percentage of total revenue recognized, which individually accounted for 10% or more of the Company’s total revenues in one or more of the periods presented below, was as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Licensee	Product Name	2018	2017	2018	2017
Biogen	Tysabri®	1%	2%	3%	13%

Assertio (formerly Depomed)	Glumetza, Janumet XR, Jentadueto XR, Synjardy XR and Invokamet XR	72%	50%	43%	50%

N/A	Tekturna, Tekturna HCT, Rasilez and Rasilez HCT	26%	24%	41%	17%

LENSAR	LENSAR Laser System	10%	8%	11%	3%

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

On October 14, 2016, the Company sent a notice of default and reference to foreclosure proceedings to certain of the Wellstat Diagnostics Guarantors which are not defendants in the New York action, but which are owners of real estate assets over which a deed of trust in favor of the Company securing the guarantee of the loan to Wellstat Diagnostics had been executed. On March 2, 2017, the Company sent a second notice to foreclose on the real estate assets, and noticed the sale for March 29, 2017. The sale was taken off the calendar by the trustee under the deed of trust and has not been re-scheduled yet. On March 6, 2017, the Company sent a letter to the Wellstat Diagnostics Guarantors seeking information in preparation for a UCC Article 9 sale of some or all of the intellectual property-related collateral of the Wellstat Diagnostics Guarantors. The Wellstat Diagnostics Guarantors did not respond to the Company’s letter, but on March 17, 2017, filed an order to show cause with the Supreme Court of New York to enjoin the Company’s sale of the real estate or enforcing its security interests in the Wellstat Diagnostics Guarantors’ intellectual property during the pendency of any action involving the guarantees at issue. On February 6, 2018, the Supreme Court of New York issued an order from the bench which enjoins the Wellstat Diagnostics Guarantors from selling, encumbering, removing, transferring or altering the collateral pending the outcome of the proceedings before it. The Supreme Court of New York also issued an order precluding the Company from foreclosing on certain of the Wellstat Diagnostics Guarantors’ collateral pending the outcome of the proceedings before it. In September of 2018, discovery in the New York action was completed. The Company expects that summary judgment motions will be filed by the parties in due time.

In an unrelated litigation, Wellstat Therapeutics filed a lawsuit against BTG International, Inc. for breach of contract (the “BTG Litigation”). In September 2017, the Delaware Chancery Court found in favor of Wellstat Therapeutics and awarded a judgment of $55.8 million in damages, plus interest. In October 2017, the Company filed a motion with the Supreme Court of New York requesting a pre-judgement attachment of the award. In June 2018, the Delaware Supreme Court largely affirmed the September 2017 decision of the Delaware Chancery Court, including the $55.8 million awarded in judgment. In August of 2018, in a letter to the Company’s counsel, Wellstat Guarantors’ counsel confirmed that the Wellstat Guarantors are preserving the BTG Litigation judgment award proceeds consistent with the New York Court’s prior directions.

On October 22, 2015, certain of the Wellstat Diagnostics Guarantors filed a separate complaint against the Company in the Supreme Court of New York seeking a declaratory judgment that certain contractual arrangements entered into between the parties subsequent to Wellstat Diagnostics’ default, and which relate to a split of proceeds in the event that the Wellstat Diagnostics Guarantors voluntarily monetize any assets that are the Company’s collateral, is of no force or effect. This case has been joined for all purposes, including discovery and trial, and consolidated with the pending case filed by the Company.

Effective April 1, 2014, and as a result of the event of default, the Company determined the loan to be impaired and it ceased to accrue interest revenue. At that time and as of September 30, 2018, it has been determined that an allowance on the carrying value of the note was not necessary, as the Company believes the value of the collateral securing Wellstat Diagnostics’ obligations exceeds the carrying value of the asset and is sufficient to enable the Company to recover the current carrying value of $50.2 million. The Company continues to closely monitor the timing and expected recovery of amounts due, including litigation and other matters related to Wellstat Diagnostics Guarantors’ assets. There can be no assurance that an allowance on the carrying value of the notes receivable investment will not be necessary in a future period depending on future developments.

Hyperion Agreement

On January 27, 2012, the Company and Hyperion (which is also a Wellstat Diagnostics Guarantor) entered into an agreement whereby Hyperion sold to the Company the royalty streams due from Showa Denko K.K. (“SDK”) related to a certain patent license agreement between Hyperion and SDK dated December 31, 2008. The agreement assigned the patent license agreement royalty stream accruing from January 1, 2012 through December 31, 2013, to the Company in exchange for the lump sum payment to Hyperion of $2.3 million. In exchange for the lump sum payment, the Company was to receive two equal payments of $1.2 million on each of March 5, 2013 and 2014. The first payment of $1.2 million was paid on March 5, 2013, but Hyperion has not made the second payment that was due on March 5, 2014. Effective as of such date and as a result of the event of default, the Company ceased to accrue interest revenue. As of September 30, 2018, the estimated fair value of the collateral was determined to be in excess of the carrying value. There can be no assurance of realizing value from such collateral in the event of the Company’s foreclosure on the collateral.

Avinger Credit and Royalty Agreement

On April 18, 2013, the Company entered into a credit agreement with Avinger, Inc. (the “Avinger Credit and Royalty Agreement”). Under the terms of the Avinger Credit and Royalty Agreement, the Company received a low, single-digit royalty on Avinger’s net revenues until April 2018. Commencing in October 2015, after Avinger repaid $21.4 million pursuant to its note payable to the Company prior to its maturity date, the royalty on Avinger’s net revenues reduced by 50%, subject to certain minimum payments from the prepayment date until April 18, 2018. The Company has accounted for the royalty rights in accordance with the fair value option. As of April 18, 2018, there are no further obligations owed to the Company.

LENSAR Credit Agreement

On October 1, 2013, the Company entered into a credit agreement with LENSAR, Inc. (“LENSAR”), pursuant to which the Company made available to LENSAR up to $60.0 million to be used by LENSAR in connection with the commercialization of its currently marketed LENSAR® Laser System. Of the $60.0 million available to LENSAR, an initial $40.0 million, net of fees, was funded by the Company at the close of the transaction. The remaining $20.0 million was never funded. Outstanding borrowings under the loans bore interest at the rate of 15.5% per annum, payable quarterly in arrears.

On May 12, 2015, the Company entered into a forbearance agreement with LENSAR, pursuant to which the Company agreed to refrain from exercising certain remedies available to it resulting from the failure of LENSAR to comply with a liquidity covenant and make interest payments due under the credit agreement. Under the forbearance agreement, the Company agreed to provide LENSAR with up to an aggregate of $8.5 million in weekly increments through the period ended September 30, 2015 plus employee retention amounts of approximately $0.5 million in the form of additional loans, subject to LENSAR meeting certain milestones related to LENSAR obtaining additional capital to fund or to sell the business and repay outstanding amounts under the credit agreement. In exchange for the forbearance, LENSAR agreed to additional reporting covenants, the engagement of a chief restructuring officer and an increase on the interest rate to 18.5%, applicable to all outstanding amounts under the credit agreement.

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

In connection with the closing of the acquisition, LENSAR/Alphaeon entered into an amended and restated credit agreement with the Company, assuming $42.0 million in loans as part of the borrowings under the Company’s prior credit agreement with LENSAR. In addition, Alphaeon issued 1.7 million shares of its Class A common stock to the Company which were valued at $6.6 million at the time the shares were received. For additional information on this investment in Alphaeon, see Note 4, Fair Value Measurements.

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

For additional information on LENSAR please refer to Note 10, Intangible Assets, Note 19, Business Combinations and Note 20, Segment Information.

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

On November 10, 2014, the Company and Direct Flow Medical agreed to an amendment to the credit agreement to permit Direct Flow Medical to borrow an additional $15.0 million (tranche two) upon receipt by Direct Flow Medical of a specified minimum amount of proceeds from an equity offering prior to December 31, 2014. In exchange, the parties amended the credit agreement to provide for additional fees associated with certain liquidity events, such as a change of control or the consummation of an initial public offering, and granted the Company certain board of director observation rights. On November 19, 2014, upon Direct Flow Medical satisfying the amended tranche two milestone, the Company funded the $15.0 million second tranche to Direct Flow Medical, net of fees.

Outstanding borrowings under tranche one bore interest at the rate of 15.5% per annum, payable quarterly in arrears, until the occurrence of the second tranche. Upon occurrence of the borrowing of this second tranche, the interest rate applicable to all loans under the credit agreement was decreased to 13.5% per annum, payable quarterly in arrears.

Under the terms of the credit agreement, Direct Flow Medical’s obligation to repay loan principal commenced on the twelfth interest payment date, September 30, 2016. The principal amount outstanding at commencement of repayment was required to be repaid in equal installments until final maturity of the loans. The loans were scheduled to mature on November 5, 2018. The obligations under the credit agreement were secured by a pledge of substantially all of the assets of Direct Flow Medical and any of its subsidiaries.

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

In January 2017, the Company started to actively market the asset held for sale. On January 23, 2017, the Company and DFM, LLC entered into an Intellectual Property Assignment Agreement with Hong Kong Haisco Pharmaceutical Co., Limited (“Haisco”), a Chinese pharmaceutical company, whereby Haisco acquired former Direct Flow Medical clinical, regulatory and commercial information and intellectual property rights exclusively in China for $7.0 million. The Company, through DFM, LLC, also sold Haisco certain manufacturing equipment for $450,000 and collected $692,000 on outstanding Direct Flow Medical accounts receivable during the year ended December 31, 2017.

On January 6, 2018, DFM, LLC and HaisThera Advisors Co., Limited (“HaisThera”) entered into a license agreement whereby DFM, LLC granted HaisThera an exclusive license to develop, manufacture and commercialize percutaneously implanting stentless aortic valves in the European Union. The consideration for the license agreement was $500,000 upfront and up to $2.0 million in royalty payments.

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

Pursuant to the kaléo Note Sale Agreement, the kaléo Purchaser paid to the Company an amount equal to 100% of the then outstanding principal, a premium of 1% of such amount and accrued interest under the kaléo Note, for an aggregate cash purchase price of $141.7 million, subject to an 18-month escrow holdback of $1.4 million against certain potential contingencies. For a further discussion on this topic, see Note 12, Commitments and Contingencies.

CareView Credit Agreement

On June 26, 2015, the Company entered into a credit agreement with CareView, under which the Company made available to CareView up to $40.0 million in loans comprised of two tranches of $20.0 million each, subject to CareView’s attainment of specified milestones relating to the placement of CareView Systems®. On October 7, 2015, the Company and CareView entered into an amendment of the credit agreement to modify certain definitions related to the first and second tranche milestones and the Company funded the first tranche of $20.0 million, net of fees, based on CareView’s attainment of the first milestone, as amended. The second $20.0 million tranche would be funded upon CareView’s attainment of specified milestones relating to the placement of CareView Systems and consolidated earnings before interest, taxes, depreciation and amortization, to be accomplished no later than June 30, 2017. Such milestones were not achieved by this date. The second $20.0 million tranche was not funded and there is no additional funding obligation due from the Company. Outstanding borrowings under the credit agreement bear interest at the rate of 13.5% per annum and are payable quarterly in arrears.

As part of the original credit agreement, the Company received a warrant to purchase approximately 4.4 million shares of common stock of CareView at an exercise price of $0.45 per share. The Company has accounted for the warrant as derivative asset with an offsetting credit as debt discount. At each reporting period the warrant is marked to market for changes in fair value.

In connection with the October 2015 amendment of the credit agreement, the Company and CareView also agreed to amend the warrant to purchase common stock agreement by reducing the warrant’s exercise price from $0.45 to $0.40 per share.

In February 2018, the Company entered into a modification agreement with CareView (the “February 2018 Modification Agreement”) whereby the Company agreed, effective December 28, 2017, to modify the credit agreement before remedies could otherwise have become available to the Company under the credit agreement in relation to certain obligations of CareView that would potentially not be met, including the requirement to make principal payments. Under the February 2018 Modification Agreement, the Company agreed that (i) a lower liquidity covenant would be applicable and (ii) principal repayment would be delayed until December 31, 2018. In exchange for agreeing to these modifications, among other things, the exercise price of the Company’s warrants to purchase 4.4 million shares of common stock of CareView was repriced from $0.40 to $0.03 per share and, subject to the occurrence of certain events, CareView agreed to grant the Company additional equity interests. In September 2018, the Company entered into an amendment to the February 2018 Modification Agreement with CareView whereby the Company agreed, effective as of September 28, 2018, that a lower liquidity covenant would be applicable. At September 30, 2018, the Company determined an estimated fair value of the warrant to be $0.1 million.

Effective October 1, 2017, the Company determined the loan to be impaired and it ceased to accrue interest revenue. At September 30, 2018, it has been determined that an allowance on the carrying value of the note was not necessary.

8. Inventories

Inventories consisted of the following:

	September 30,	December 31,
(in thousands)	2018	2017

Raw materials	$1,525	$1,717
Work in process	1,026	1,119
Finished goods	9,964	6,311
Total inventory	$12,515	$9,147

As of September 30, 2018 and December 31, 2017, the Company deferred approximately $0.3 million and $1.3 million, respectively, of costs associated with inventory transfers made under the Company’s third party logistic provider service arrangement. These costs have been recorded as other assets on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017. The Company will recognize the cost of product sold as inventory is transferred from its third-party logistics provider to the Company’s customers.

During the three and nine months ended September 30, 2018, the Company recognized a reduction in the inventory reserve of $0.1 million and $0.6 million, respectively, and during the three and nine months ended September 30, 2017, the Company recognized an inventory write-down of $0.1 million and $0.1 million, respectively, related to Tekturna®, Tekturna HCT®,

Rasilez® and Rasilez HCT® (collectively, the “Noden Products” or “Tekturna”) that the Company would not be able to sell prior to their expiration.

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

10. Intangible Assets

Intangible Assets, Net

On June 8, 2018, Noden Pharma DAC (“Noden DAC”), a wholly owned subsidiary of the Company, entered into a Settlement Agreement (the “Settlement Agreement”) with Anchen Pharmaceuticals, Inc. and its affiliates (“Anchen”) to resolve the patent litigation relating to infringement of U.S. Patent No. 8,617,595 (the “‘595 Patent”) based on their submission of an Abbreviated New Drug Application (“ANDA”) seeking authorization from the FDA to market a generic version of aliskiren, the active ingredient in the Tekturna and Tekturna HCT drug. Under the Settlement Agreement, Anchen, the sole ANDA filer of which the Company is aware, agreed to not commercialize its generic version of aliskiren prior to March 1, 2019. Per the Settlement Agreement, Anchen may commercialize their formulation of aliskiren, but is not permitted to commercialize a copy of Tekturna.

Accordingly, management evaluated the ongoing value of the Noden DAC asset group based upon the probability of Anchen’s market entry of a generic version of aliskiren in the United States and the associated cash flows and conducted a test for impairment. Due to the increased probability of a generic version of aliskiren being launched in the United States, the Company revised its estimates of future cash flows and as a result of this analysis, determined that the sum of undiscounted cash flows was not greater than the carrying value of the assets. Therefore, the Company performed a discounted cash flow analysis to estimate the fair value of the asset group in accordance with ASC Topic 360, Impairment or Disposal of Long-lived Assets. The cash flows used in this analysis are those expected to be generated by market participants, discounted to reflect an appropriate amount of risk, which was determined to be 21%. The Company concluded that the Noden DAC acquired product rights and customer relationship long-lived assets, with a carrying amount of $192.5 million, were no longer recoverable and wrote them down to their estimated fair value of $40.1 million, resulting in an impairment charge of $152.3 million in the second quarter of 2018. This write-down is included in “Impairment of intangible assets” in the Condensed Consolidated Statement of Operations and the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2018. The remaining Noden DAC intangible asset balance, included in the Pharmaceutical segment, will be amortized on a straight-line basis over the remaining useful life of eight years.

The components of intangible assets as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018			December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Finite-lived intangible assets:
Acquired products rights(1)	$36,143	$(1,129)	$35,014	$216,690	$(32,503)	$184,187
Customer relationships(1) (2)	8,028	(561)	7,467	26,080	(3,729)	22,351
Acquired technology(2) (3)	11,011	(1,005)	10,006	9,200	(409)	8,791
Acquired trademarks(2)	570	(162)	408	570	(76)	494
	$55,752	$(2,857)	$52,895	$252,540	$(36,717)	$215,823
________________
(1) The Company acquired certain intangible assets as part of the Noden Transaction. They are being amortized on a straight-line basis over a weighted-average period of eight years.
(2) The Company acquired certain intangible assets as part of the LENSAR transaction, as described further in Note 19, Business Combinations. They are being amortized on a straight-line basis over a weighted-average period of 15 years. The intangible assets for customer relationships are being amortized using a double-declining method of amortization as such method better represents the economic benefits to be obtained.

(3)
The Company acquired certain intangible assets as part of the foreclosure on certain of Direct Flow Medical assets, as described further in Note 7, Notes and Other Long-Term Receivables. They are being amortized on a straight-line basis over a weighted-average period of 10 years.

For the three and nine months ended September 30, 2018, amortization expense was $1.6 million and $14.3 million, respectively, and for the three and nine months ended September 30, 2017, amortization expense was $6.3 million and $18.4 million, respectively.

Based on the intangible assets recorded at September 30, 2018, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount

2018 (Remaining three months)	$1,577
2019	6,275
2020	6,240
2021	6,209
2022	6,104
2023	6,040
Thereafter	20,450
Total remaining estimated amortization expense	$52,895

11. Accrued Liabilities

Accrued liabilities consist of the following:

(in thousands)	September 30, 2018	December 31, 2017

Compensation	$8,705	$6,043
Interest	1,381	2,451
Deferred revenue	5,334	9,741
Dividend payable	77	79
Legal	565	595
Accrued rebates, chargebacks and other revenue reserves	17,358	19,613
Refund to manufacturer	—	647
Customer advances	3	3,198
Other	4,147	3,514
Total	$37,570	$45,881

The following table provides a summary of activity with respect to the Company’s sales allowances and accruals for the nine months ended September 30, 2018:

(in thousands)	Discount and Distribution Fees	Government Rebates and Chargebacks	Assistance and Other Discounts	Product Returns	Total

Balance at December 31, 2017	$3,422	$8,709	$4,178	$3,304	$19,613
Allowances for current period sales	7,035	13,100	6,147	1,776	28,058
Allowances for prior period sales	—	24	—	61	85
Credits/payments for current period sales	(4,523)	(6,857)	(3,476)	—	(14,856)
Credits/payments for prior period sales	(3,461)	(7,492)	(3,719)	(870)	(15,542)
Balance at September 30, 2018	$2,473	$7,484	$3,130	$4,271	$17,358

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

Noden Pharma DAC v Anchen Pharmaceuticals, Inc. et al

On June 12, 2017, Noden filed a complaint against Anchen Pharmaceuticals, Inc. (“Anchen”) and Par Pharmaceutical (“Par”) for infringement of the ‘595 Patent based on their submission of an ANDA seeking authorization from the FDA to market a generic version of aliskiren hemifumarate tablets, 150 mg and 300 mg, in the United States. Noden’s suit triggered a 30-month stay of FDA approval of that application under the Hatch Waxman Act. Par filed a counterclaim seeking a declaratory judgment that their proposed generic version of aliskiren hemifumarate hydrochlorothiazide tablets (150 mg eq. base/12.5 mg HCT, 150 mg eq. base/25 mg HCT, 300 mg eq. base/12.5 mg HCT, and 300 mg eq. base/25 mg HCT), described in a separate ANDA submitted by Par to FDA, alleging noninfringement of U.S. Patent No. 8,618,172 (the “‘172 Patent”), also owned by Noden. This case was filed in the United States District Court for the District of Delaware. In March 2018, each of the parties to the proceeding filed a joint stipulation of dismissal of the defendants’ counterclaim seeking a declaratory judgment of non-infringement of the ‘172 Patent. In the stipulation, Anchen and Par agreed that they will not seek, or otherwise join or assist in, any post-grant review, including inter partes review, of the ‘172 Patent or U.S. Patent No. 9,023,893 (the “’893 Patent”). The defendants further stipulated that they will not seek approval of Par’s ANDA or submit any other ANDA seeking approval to market aliskiren hemifumarate hydrochlorothiazide prior to the expiration of the ‘172 Patent in July of 2028. Both the ‘172 Patent and the ‘893 Patent are listed in the Orange Book for Tekturna HCT.

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

Lease Guarantee

In connection with the spin-off (the “Spin-Off”) by the Company of Facet Biotech Corporation (“Facet”), the Company entered into amendments to the leases for the Company’s former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. In April 2010, Abbott Laboratories acquired Facet and later renamed the entity AbbVie Biotherapeutics, Inc. (“AbbVie”). If AbbVie were to default under its lease obligations, the Company could be held liable by the landlord as a co-tenant and, thus, the Company has in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of September 30, 2018, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $36.7 million.

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

The Company has recorded a liability of $10.7 million on its Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, related to this guarantee. In future periods, the Company may adjust this liability for any changes in the ultimate outcome of this matter that are both probable and estimable.

Purchase Obligations

Noden and Novartis entered into a supply agreement pursuant to which Novartis will manufacture and supply to Noden a bulk tableted form of the Noden Products, and for the additional supply of active pharmaceutical ingredient (“API”) form, for specified periods of time prior to the transfer of manufacturing responsibilities for the Noden Products to another manufacturer. The supply agreement may be terminated by either party for material breach that remains uncured for a specified time period. Noden has placed firm orders for bulk product of $13.7 million, which will be fulfilled within the next twelve months. Under the terms of the supply agreement, Noden is committed to purchase certain minimum quantities of bulk product and API that would amount to approximately $137.5 million over the next twenty-four months if fulfilled, of which $91.9 million is committed over the next twelve months. While the supply agreement provides that the parties will agree to reasonable accommodations with respect to changes in firm orders, the Company expects that Noden will meet the requirements of the supply agreement, unless otherwise negotiated. The commitments in the supply agreement terminate upon transfer to another manufacturer.

LENSAR and Coherent, Inc. entered into an Original Equipment Manufacturer Agreement pursuant to which Coherent, Inc. will manufacture and supply to LENSAR Staccato Lasers. The supply agreement commits LENSAR to a minimum purchase obligation of approximately $3.3 million over the next twenty-four months, of which $1.6 million is committed over the next twelve months. The Company expects that LENSAR will meet this requirement. For more information about the LENSAR transaction, see Note 19, Business Combinations.

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

Pursuant to the terms of the kaléo Note Sale Agreement, $1.4 million of the aggregate purchase price was deposited into an escrow account as a potential payment against certain contingencies, which expires on the 18-month anniversary of the closing date. Upon the expiration of escrow period, the escrow agent is required to release remaining funds to the Company.

The Company does not expect there to be any claims by the purchaser under the escrow agreement. However, in the event that such a claim is made, and if successful, the amount of such a claim up to $1.4 million would be released from the escrow account to the purchaser, which amount would be reduced from the amount released to the Company at the end of the 18-month escrow period. As of September 30, 2018, the Company is not aware of any claims by the purchaser that would reduce the escrow receivable. For more information about the kaléo Note Sale Agreement, see Note 7, Notes and Other Long-Term Receivables.

13. Convertible Senior Notes

		Principal Balance Outstanding	Carrying Value
		September 30,	September 30,	December 31,
Description	Maturity Date	2018	2018	2017
(In thousands)
Convertible Senior Notes
February 2018 Notes	February 1, 2018	$—	$—	$126,066
December 2021 Notes	December 1, 2021	$150,000	122,780	117,415
Total			$122,780	$243,481

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, the Company was required to separately account for the liability component of the instrument in a manner that reflected the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, the Company separated the principal balance of the February 2018 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.0%, which represented the estimated market interest rate for a similar nonconvertible instrument available to the Company on the date of issuance, the Company recorded a total debt discount of $29.7 million, allocated $19.3 million to additional paid-in capital and allocated $10.4 million to deferred tax liability. The discount was being amortized to interest expense over the term of the February 2018 Notes and increased interest expense during the term of the February 2018 Notes from the 4.0% cash coupon interest rate to an effective interest rate of 6.9%.

In connection with the issuance of the February 2018 Notes, the Company entered into purchased call option transactions with two hedge counterparties. The Company paid an aggregate amount of $31.0 million for the purchased call options with terms substantially similar to the embedded conversion options in the February 2018 Notes. The purchased call options covered, subject to anti-dilution and certain other customary adjustments substantially similar to those in the February 2018 Notes, approximately 13.8 million shares of the Company’s common stock. Outstanding purchased call options expired on February 1, 2018.

In addition, the Company sold to the hedge counterparties warrants exercisable, on a cashless basis, for the sale of rights to receive shares of common stock underlyingthe February 2018 Notes at a strike price of $10.3610 per share, which represented a premium of approximately 30% over the last reported sale price of the Company’s common stock of $7.97 on February 6, 2014. The Company received an aggregate amount of $11.4 million for the sale from the two counterparties.

The purchased call options and warrants were considered indexed to the Company stock, required net-share settlement, and met all criteria for equity classification at inception and in subsequent periods. The purchased call options cost of $31.0 million, less deferred taxes of $10.8 million, and the $11.4 million received for the warrants, were recorded as adjustments to additional paid-in capital.

On November 20, 2015, the Company’s agent initiated the repurchase of $53.6 million in aggregate principal amount of its February 2018 Notes for $43.7 million in cash in four open market transactions. The closing of these transactions occurred on November 30, 2015. It was determined that the repurchase of the principal amount should be accounted for as a partial extinguishment of the February 2018 Notes. As a result, a gain on extinguishment of $6.5 million was recorded at closing of the transaction. The $6.5 million gain on extinguishment included the de-recognition of a proportional share of the original issuance discount of $3.1 million, outstanding deferred issuance costs of $0.9 million and agent fees of $0.1 million. In connection with this repurchase of the February 2018 Notes, the Company unwound a portion of the purchased call options related to the notes. As a result of this unwinding, the Company received $0.3 million in cash. The payments received have been recorded as an increase to additional paid-in-capital. In addition, the Company unwound a portion of the warrants issued in connection with the notes for $0.2 million in cash, payable by the Company. The payments have been recorded as a decrease to additional paid-in-capital.

On November 22, 2016, the Company repurchased $120.0 million in aggregate principal amount of its February 2018 Notes for approximately $121.5 million in cash (including $1.5 million of accrued interest) in open market transactions. It was determined that the repurchase of the principal amount be accounted for as an extinguishment. The extinguishment included the de-recognition of a proportional share of the original issuance discount of $4.3 million and outstanding deferred issuance costs of $1.3 million. In connection with the repurchase of the February 2018 Notes, the Company unwound a portion of the purchased call options. The transaction did not result in any cash payments between the parties. In addition, the Company and the counterparties agreed to unwind a portion of the warrants, which also did not result in any cash payments between the parties.

On February 1, 2018, upon maturity of the February 2018 Notes, the Company repaid a total cash amount of $129.0 million to the custodian, The Bank of New York Mellon Trust Company, N.A., which was comprised of $126.4 million in principal amount and $2.6 million in accrued interest, to retire the February 2018 Notes.

The carrying value and unamortized discount of the February 2018 Notes were as follows:

(In thousands)	September 30, 2018	December 31, 2017

Principal amount of the February 2018 Notes	$—	$126,447
Unamortized discount of liability component	—	(381)
Net carrying value of the February 2018 Notes	$—	$126,066

Interest expense for the February 2018 Notes on the Company’s Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017

Contractual coupon interest	$—	$1,264	$421	$3,793
Amortization of debt issuance costs	—	259	88	758
Amortization of debt discount	—	870	293	2,569
Total	$—	$2,393	$802	$7,120

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

Upon the occurrence of a fundamental change, as defined in the indenture entered into in connection with the December 2021 Notes (the “December 2021 Notes Indenture”), holders have the option to require the Company to repurchase their December 2021 Notes at a purchase price equal to 100% of the principal, plus accrued interest.

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

•	Upon the occurrence of specified corporate events as described in the December 2021 Notes Indenture.

The initial conversion rate for the December 2021 Notes is 262.2951 shares of the Company’s common stock per $1,000 principal amount of December 2021 Notes, which is equivalent to an initial conversion price of approximately $3.81 per share of common stock, subject to adjustments upon the occurrence of certain specified events as set forth in the December 2021 Notes Indenture.

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, the Company was required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, the Company separated the principal balance of the December 2021 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 9.5%, which represented the estimated market interest rate for a similar nonconvertible instrument available to the Company on the date of issuance, the Company recorded a total debt discount of $4.3 million, allocated $23.8 million to additional paid-in capital and allocated $12.8 million to deferred tax liability. The discount is being amortized to interest expense over the term of the December 2021 Notes and increases interest expense during the term of the December 2021 Notes from the 2.75% cash coupon interest rate to an effective interest rate of 3.4%. As of September 30, 2018, the remaining discount amortization period is 3.2 years.

The carrying value and unamortized discount of the December 2021 Notes were as follows:

(In thousands)	September 30, 2018	December 31, 2017

Principal amount of the December 2021 Notes	$150,000	$150,000
Unamortized discount of liability component	(27,220)	(32,585)
Net carrying value of the December 2021 Notes	$122,780	$117,415

Interest expense for the December 2021 Notes on the Company’s Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017

Contractual coupon interest	$1,031	$1,031	$3,095	$3,094
Amortization of debt issuance costs	19	18	57	54
Amortization of debt discount	136	132	405	393
Amortization of conversion feature	1,680	1,522	4,903	4,421
Total	$2,866	$2,703	$8,460	$7,962

As of September 30, 2018, the December 2021 Notes are not convertible. At September 30, 2018, the if-converted value of the December 2021 Notes did not exceed the principal amount.

Capped Call Transaction

In connection with the offering of the December 2021 Notes, the Company entered into a privately-negotiated capped call transaction with an affiliate of the underwriter of such issuance. The aggregate cost of the capped call transaction was $14.4 million. The capped call transaction is generally expected to reduce the potential dilution upon conversion of the December 2021 Notes and/or partially offset any cash payments the Company is required to make in excess of the principal amount of converted December 2021 Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the capped call transaction, is greater than the strike price of the capped call transaction. This initially corresponds to the approximate $3.81 per share conversion price of the December 2021 Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the December 2021 Notes. The cap price of the capped call transaction was initially $4.88 per share, and is subject to certain adjustments under the terms of the capped call transaction. The Company will not be required to make any cash payments to the option counterparty upon the exercise of the options that are a part of the capped call transaction, but the Company will be entitled to receive from it an aggregate amount of cash and/or number of shares of the Company’s common stock, based on the settlement method election chosen for the related convertible senior notes, with a value equal to the amount by which the market price per share of the Company’s common stock, as measured under the terms of the capped call transaction, is greater than the strike price of the capped call transaction during the relevant valuation period under the capped call transaction, with such number of shares of the Company’s common stock and/or amount of cash subject to the cap price.

The Company evaluated the capped call transaction under authoritative accounting guidance and determined that it should be accounted for as separate transaction and classified as a net reduction to additional paid-in capital within stockholders’ equity with no recurring fair value measurement recorded.

14. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	September 30,	December 31,
(in thousands)	2018	2017

Accrued lease liability	$10,700	$10,700
Long-term incentive accrual	2,210	1,729
Uncertain tax positions	31,410	30,682
Deferred tax liabilities	11,614	1,208
Dividend payable	45	47
Other	409	343
Total	$56,388	$44,709

15. Stock-Based Compensation

The Company grants restricted stock awards and stock options pursuant to a stockholder approved stock-based incentive plan. This incentive plan is described in further detail in Note 16, Stock-Based Compensation, of Notes to the Condensed Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

The following table summarizes the Company’s stock option and restricted stock award activity during the nine months ended September 30, 2018:

	Stock Options		Restricted Stock Awards
(In thousands except per share amounts)	Number of Shares Outstanding	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Grant-date Fair Value Per Share

Balance at December 31, 2017	961	$3.21	2,305	$2.68
Granted	6,619	$2.77	1,057	$2.61
Exercised or vested	—	$—	(402)	$2.50
Forfeited or canceled	—	$—	(119)	$2.38
Balance at September 30, 2018	7,580	$2.82	2,841	$2.69

16. Income Taxes

Income tax expense (benefit) for the three months ended September 30, 2018 and 2017, was $9.9 million and $4.8 million, respectively, and for the nine months ended September 30, 2018 and 2017, was $(3.3) million and $65.2 million, respectively, which resulted primarily from applying the federal statutory income tax rate to income before income taxes. The Company’s effective tax rate for the current period differs from the U.S. federal statutory rate of 21% due primarily to the effect of the foreign tax rate differential associated with the impairment of the intangible assets related to the Noden Products.

The uncertain tax positions did not change during the three months ended September 30, 2018 and 2017 and the nine months ended September 30, 2018, and increased for the nine months ended September 30, 2017, by $29.7 million, resulting from an increase in tax uncertainties and estimated tax liabilities.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Cuts and Job Act. The accounting for all items is expected to be completed during 2018 as additional guidance related to Global Intangible Low-Taxed Income (“GILTI”) is released. Any differences between what was previously recorded and the final amounts are not expected to be material.

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

17. Stockholders’ Equity

Stock Repurchase Program

On March 1, 2017, the Company’s board of directors authorized the repurchase through March 2018 of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $30.0 million pursuant to a share repurchase program. The repurchases under the share repurchase program were made from time to time in the open market or in privately negotiated transactions and were funded from the Company’s working capital. All shares of common stock repurchased under the Company’s share repurchase program were retired and restored to authorized but unissued shares of common stock at June 30, 2017. The Company repurchased 13.3 million shares of its common stock under the share repurchase program during the fiscal year ended December 31, 2017, for an aggregate purchase price of $30.0 million, or an average cost of $2.25 per share, including trading commissions.

On September 25, 2017, the Company’s board of directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $25.0 million pursuant to a share repurchase program. The repurchases under the share repurchase program were made from time to time in the open market or in privately negotiated transactions and were funded from the Company’s working capital. All shares of common stock repurchased under this share repurchase program were retired and restored to authorized but unissued shares of common stock. The Company repurchased 0.6 million shares of its common stock under this share repurchase program during the three months ended September 30, 2018, for an aggregate purchase price of $1.4 million, or an average cost of $2.44 per share, including trading commissions, and a total of 8.7 million shares of its common stock during the nine months ended September 30, 2018, for an aggregate purchase price of $25.0 million, or an average cost of $2.86 per share, including trading commissions.

On September 21, 2018, the Company’s board of directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $100.0 million pursuant to a new share repurchase program. Repurchases under the new share repurchase program will be made from time to time in the open market or in privately negotiated transactions and funded from the Company’s working capital. The amount and timing of such repurchases will depend upon the price and availability of shares, general market conditions and the availability of cash. Repurchases may also be made under a trading plan under Rule 10b5-1, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. All shares of common stock repurchased under the Company’s new share repurchase program are expected to be retired and restored to authorized but unissued shares of common stock. As of September 30, 2018, the Company has not repurchased any shares under this program. The program may be suspended or discontinued at any time without notice.

18. Accumulated Other Comprehensive Income

Comprehensive income is comprised of net income (loss) and other comprehensive income (loss). The Company includes unrealized net gains (losses) on investments held in its available-for-sale securities in other comprehensive income (loss), and presents the amounts net of tax. The Company’s other comprehensive income (loss) is included in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss).

The balance of accumulated other comprehensive income, net of tax, was as follows:

(in thousands)	Unrealized gains (losses) on available-for-sale securities	Total Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2017	$1,181	$1,181
Activity for the nine months ended September 30, 2018	(1,181)	(1,181)
Balance at September 30, 2018	$—	$—

19. Business Combinations

LENSAR TRANSACTION

Description of the LENSAR Transaction

In December 2016, LENSAR filed the Chapter 11 case with the support of the Company, as its largest senior secured creditor under a credit agreement, as amended, that the Company and LENSAR had entered into in 2013. For more information regarding the credit agreement between the Company and LENSAR, please see Note 7, Notes and Other Long-Term Receivables. In January 2017, the Company agreed to provide debtor-in-possession financing of up to $2.8 million in new advances to LENSAR so that it could continue to operate its business during the remainder of the Chapter 11 case. As part of the Chapter 11 case, LENSAR filed a Chapter 11 plan of reorganization, with the Company’s support, under which LENSAR would issue 100% of its equity securities to the Company in exchange for the cancellation of the Company’s claims as a secured creditor in the Chapter 11 case. Following consummation of the Plan, LENSAR would become an operating subsidiary of the Company and the Company provided LENSAR a new, senior-secured, first-priority term loan facility (the “Exit Facility”).

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

The Company concluded that the LENSAR transaction should be accounted for by applying the acquisition method in accordance with ASC 805 that did not involve a transfer of consideration (“combinations by contract”).

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

Pro Forma Impact of Business Combination

The following table represents the unaudited consolidated financial information for the Company on a pro forma basis for the three and nine months ended September 30, 2018 and 2017, assuming that the LENSAR transaction had closed on January 1, 2017. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the acquisitions and are expected to have a continuing impact on the consolidated results. Additionally, the following table sets forth unaudited financial information and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transactions occurred on the dates indicated or that may be achieved in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017

Pro forma revenues	$67,898	$62,749	$152,991	$257,569
Pro forma net income (loss)	$25,556	$20,732	$(85,138)	$84,856
Pro forma net income (loss) per share - basic	$0.18	$0.14	$(0.58)	$0.54
Pro forma net income (loss) per share - diluted	$0.18	$0.14	$(0.58)	$0.54

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

•
Adjustment to recognize pro forma income tax based on income tax benefit on the amortization of intangible asset at the statutory tax rate of the United States, at such time, and the income tax benefit on the interest expense at the statutory tax rate of the United States, at such time.

20. Segment Information

In connection with acquiring 100% of the equity interests of LENSAR in May 2017, the Company added a third reportable segment, “Medical Devices” and renamed the previous product sales segment “Pharmaceutical”.

Information regarding the Company’s segments for the three and nine months ended September 30, 2018 and 2017 is as follows:

Revenues by segment	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017

Pharmaceutical	$17,772	$15,104	$61,993	$43,897
Medical devices	6,615	4,963	17,479	7,580
Income generating assets	43,511	42,682	73,519	200,547
Total revenues	$67,898	$62,749	$152,991	$252,024

Income (loss) by segment	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017

Pharmaceutical	$4,132	$1,082	$(108,916)	$(3,560)
Medical Devices	(934)	(5,598)	(3,425)	(6,774)
Income Generating Assets	22,358	25,248	27,203	98,746
Total net income (loss)	$25,556	$20,732	$(85,138)	$88,412

Information regarding the Company’s segments as of September 30, 2018 and December 31, 2017 is as follows:

Long-lived assets by segment
(in thousands)	September 30, 2018	December 31, 2017

Pharmaceutical	$3,965	$822
Medical Devices	4,739	6,263
Income Generating Assets	134	137
Total long-lived assets	$8,838	$7,222

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

OVERVIEW

We seek to provide a significant return for our stockholders by acquiring and managing a portfolio of companies, products, royalty agreements and debt facilities in the biotechnology, pharmaceutical and medical device industries. In 2012, we began providing alternative sources of capital through royalty monetizations and debt facilities, and in 2016, we began acquiring commercial-stage products and launching specialized companies dedicated to the commercialization of these products. To date, we have consummated seventeen of such transactions, of which nine are active and outstanding. We have one debt transaction outstanding, representing deployed capital of $20.0 million: CareView; we have one hybrid royalty/debt transaction outstanding, representing deployed capital of $44.0 million: Wellstat Diagnostics; and we have five royalty transactions outstanding, representing deployed capital of $416.1 million, respectively: KYBELLA®, AcelRx, University of Michigan, Viscogliosi Brothers and Assertio Therapeutics (formerly Depomed and hereafter referred to as “Assertio”). Our equity and loan investments in Noden represent deployed capital of $191.2 million, and our converted equity and loan investment in LENSAR represents deployed capital of $40.0 million.

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

Pharmaceutical

In 2016 we began acquiring, and plan to continue to acquire, commercial-stage products and companies that own or are acquiring pharmaceutical products. Our objective with respect to these transactions is to maximize our portfolio’s total return by generating current income from product sales. We consummated our first transaction of this type with the acquisition of the Noden Products in July 2016.

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

The Noden Purchase Agreement provides for various transition periods for development and commercialization activities relating to the Noden Products. Initially, Novartis distributed the Noden Products on behalf of Noden worldwide and Noden received a profit transfer on such sales. Generally, the profit transfer to Noden is defined as gross revenues, less product costs and a low single digit percentage fee to Novartis. Prior to the transfer of the marketing authorization, revenue is presented on a “net” basis, after the transfer of the marketing authorization, revenue is presented on a “gross” basis, meaning product costs are reported separately and there is no fee to Novartis. The profit transfer arrangement terminates in each country upon the transfer of the marketing authorization from Novartis to Noden. In the United States, the duration of the profit transfer ran from July 1, 2016 through October 4, 2016. Outside the United States, the profit transfer ended in the first quarter of 2018.

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

The LENSAR® Laser System has been approved by the FDA for anterior capsulotomy, lens fragmentation, and corneal and arcuate incisions. The LENSAR Laser with Augmented Reality™ provides an accurate 3-D model of the relevant anatomical features of each patient’s anterior segment, allowing precise laser delivery and to enhance the surgical confidence in performing accurate corneal incisions, precise size, shape and location of free-floating capsulotomies, and efficient lens fragmentation for all grades. The LENSAR® Laser System - fs 3D (LLS-fs 3D) with Streamline™ includes the integration with various pre-op diagnostic devices, automated Iris Registration with automatic cyclorotation adjustment, IntelliAxis-C™ (Corneal) and IntelliAxis-L™ (Lens) markers for simple alignment without errors associated with manually marking the eye of Toric IOLs as well as treatment planning tools for precision guided laser treatments. The corneal incision-only mode, expanded remote diagnostics capabilities, additional pre-programmable preferences, thoughtful ergonomics, and up to 20 seconds faster laser treatment times with Streamline allow for seamless integration and maximum surgical efficiency.

For details regarding LENSAR, the LENSAR transaction and Chapter 11 case, see Note 19, Business Combinations, to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income Generating Assets

We acquire income generating assets when such assets can be acquired on terms that we believe allow us to increase return to our stockholders. The income generating assets typically consist of (i) notes and other long-term receivables, (ii) royalty rights and hybrid notes/royalty receivables, (iii) equity investments acquired in connection with note receivable transactions and (iv) royalties from issued patents in the United States and elsewhere. We primarily focus our income generating asset acquisition strategy on commercial-stage therapies and medical devices having strong economic fundamentals. However, our acquired income generating assets will not, in the near term, replace completely the revenues we generated from our license agreements related to our Queen et al. patents. In the second quarter of 2016, our revenues materially decreased after we stopped receiving payments from certain Queen et al. patent licenses and legal settlements, which accounted for 11%, 68% and 82% of our 2017, 2016 and 2015 total revenues, respectively.

Royalty Rights - At Fair Value

We have entered into various royalty purchase agreements with counterparties, whereby the counterparty conveys to us the right to receive royalties that are typically payable on sales revenue generated by the sale, distribution or other use of the counterparties’ products. Certain of our royalty agreements provide the counterparty with the right to repurchase the royalty rights predetermined times for a specified amount.

We record the royalty rights at fair value using discounted cash flows related to the expected future cash flows to be received. We use significant judgment in determining our valuation inputs, including estimates as to the probability and timing of future sales of the licensed product. A third-party expert is generally engaged to assist us with the development of our estimate of the expected future cash flows. The estimated fair value of the asset is subject to variation should those cash flows differ significantly from our estimates. At each reporting period, an evaluation is performed to assess those estimates, discount rates utilized and general market conditions affecting fair market value.

While we currently maintain this portfolio of royalty rights, our intention is to pursue fewer of these transactions while we focus on acquiring additional pharmaceutical products or companies. At September 30, 2018, we had a total of five royalty rights transactions outstanding.

Notes and Other Long-Term Receivables

We have entered, and may continue to enter, into credit agreements with borrowers across the healthcare industry, under which we make available cash loans to be used by the borrower. Obligations under these credit agreements are typically secured by a pledge of substantially all the assets of the borrower and any of its subsidiaries. While we currently maintain this portfolio of notes receivable, our intention is to pursue fewer debt transactions, and focus on acquiring additional pharmaceutical products or companies. At September 30, 2018, we had a total of three notes receivable transaction outstanding.

Equity Investments

In connection with credit and royalty agreements, we may make equity investments in healthcare companies from time to time. Our investment objective with respect to potential equity investments is to maximize our portfolio total return by generating current income from capital appreciation, and our primary business objectives are to increase our net income, net operating income and asset value by investing in companies with the potential for equity appreciation and realized gains.

Royalties from Queen et al. patents

While the Queen et al. patents have expired and the resulting royalty revenue has dropped substantially since the first quarter of 2016, we continue to receive royalty revenue from one product under the Queen et al. patent licenses, Tysabri®, as a result of sales of licensed product that was manufactured prior to patent expiry. In November 2017, we were notified by Biogen Inc. (“Biogen”) that product supply for Tysabri® that was manufactured prior to patent expiry, and for which we would receive royalties on, had been extinguished in the United States and was rapidly being reduced in other countries. As a result, we expect royalties from product sales of Tysabri to be substantially lower in 2018 and to cease in the fourth quarter of 2018.

Intellectual Property

Patents

Tekturna is protected by multiple patents worldwide, which specifically cover the composition of matter, the pharmaceutical formulations and methods of production. In the United States, the FDA Orange Book lists one patent, U.S. patent No. 5,559,111 (the “’111 Patent”), which covers compositions of matter comprising aliskiren. The ‘111 Patent expires on January 21, 2019, which was previously extended through a pediatric extension. In addition, the FDA Orange Book for Tekturna lists U.S. Patent No. 8,617,595, which covers certain compositions comprising aliskiren, together with other formulation components, and will expire on February 19, 2026. The FDA Orange Book for Tekturna HCT lists U.S. patent No. 8,618,172, which covers certain compositions comprising aliskiren, together with other formulation components, and will expire on July 13, 2028. In Europe, European patent No. 678 503B (the “’503B Patent”) expired in 2015. However, numerous Supplementary Protection Certificates (“SPCs”) have been granted which are based on the ‘503B Patent and which will provide for extended protection. These SPCs generally expire in April of 2020.

LENSAR has developed the LENSAR® Laser System. The LENSAR® Laser System is the only femtosecond cataract laser built specifically for refractive cataract surgery. The LENSAR® Laser System is protected by over 60 patents in the United States and the rest of the world and over 45 pending patents in the United States and rest of the world.

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

Our total revenues from licensees under our Queen et al. patents were $0.5 million and $1.4 million, net of rebates, for the three months ended September 30, 2018 and 2017, respectively, and $4.5 million and $31.9 million, net of rebates, for the nine months ended September 30, 2018 and 2017, respectively.

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

In November 2017, we were notified by Biogen that product supply that was manufactured prior to patent expiry, and for which we would receive royalties on, had been extinguished in the United States and was rapidly being reduced in other countries. This will result in a reduction in royalties from product sales of Tysabri, and we expect royalties to be substantially lower in 2018 and to cease in the fourth quarter of 2018.

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

Effective January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, which superseded ASC 605, Revenue Recognition. We adopted ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not substantially completed as of the date of adoption. The cumulative impact of the adoption ASC 606 was not material to us, therefore we did not record any adjustments to retained earnings.

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products and services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these products and services. A five-step model is utilized to achieve the core principle and includes the following steps: (1) identify the customer contract; (2) identify the contract’s performance obligation; (3) determine the transactions price; (4) allocate the transactions price to the performance obligation; and (5) recognize revenue when the performance obligation is satisfied.

The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605.

During the nine months ended September 30, 2018, there have not been any other significant changes to our critical accounting policies and estimates from those presented in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, that are of significance, or potential significance, to us.

Operating Results

Three and nine months ended September 30, 2018, compared to three and nine months ended September 30, 2017

Revenues

	Three Months Ended		Change from Prior	Nine Months Ended		Change from Prior
	September 30,			September 30,
(dollars in thousands)	2018	2017	Year %	2018	2017	Year %

Revenues
Royalties from Queen et al. patents	$533	$1,443	(63%)	$4,534	$31,884	(86%)
Royalty rights - change in fair value	42,184	35,353	19%	66,117	132,224	(50%)
Interest revenue	754	6,051	(88%)	2,254	16,968	(87%)
Product revenue, net	24,387	20,067	22%	79,472	51,477	54%
License and other	40	(165)	(124%)	614	19,471	(97%)
Total revenues	$67,898	$62,749	8%	$152,991	$252,024	(39%)

Total revenues were $67.9 million for the three months ended September 30, 2018, compared with $62.7 million for the three months ended September 30, 2017. Our total revenues increased by 8%, or $5.1 million, for the three months ended September 30, 2018, when compared to the same period of 2017. The increase was primarily due to the purchase of the Assertio reversionary interest, as well as higher product revenues from our Medical Devices segment sales of the LENSAR® Laser System and revenue from our Pharmaceutical segment related to Noden, partially offset by a decline in interest revenue due to the sale of the kaléo note receivable asset.

Our revenues decreased 39%, or $99.0 million, for the nine months ended September 30, 2018, when compared to the same period of 2017. The decrease was primarily due to a less favorable change in fair value of the Assertio royalty asset based upon revised future cash flows and a prior year payment from Merck as part of the previously announced settlement agreement to resolve the patent infringement lawsuits related to Keytruda®, decreased 2018 sales of Tysabri manufactured prior to the patent expiry date and decreased interest revenues due to the sale of the kaléo note receivable asset, partially offset by an increase in product revenues derived from sales of the LENSAR® Laser System, which we did not begin to recognize until May 2017, and revenue from Noden Products.

Revenue from our Pharmaceutical segment for the three and nine months ended September 30, 2018 was $17.8 million and $62.0 million, respectively, an increase of 18% and 41%, respectively, compared to the same periods of the prior year. All Pharmaceutical segment revenues were derived from sales of the Noden Products. While we acquired the exclusive worldwide rights to manufacture, market, and sell the Noden Products from Novartis on July 1, 2016, Novartis was still the primary obligor for ex-U.S. sales for the nine months ended September 30, 2017, therefore revenue is presented on a “net” basis for all ex-U.S. sales for the prior year periods. We record revenue net of estimated product returns, pricing discounts, including rebates offered pursuant to mandatory federal and state government programs, chargebacks, prompt pay discounts, distribution fees and co-pay assistance for product sales each period.

The following table provides a summary of activity with respect to our sales allowances and accruals for the nine months ended September 30, 2018:

(in thousands)	Discount and Distribution Fees	Government Rebates and Chargebacks	Assistance and Other Discounts	Product Returns	Total

Balance at December 31, 2017	$3,422	$8,709	$4,178	$3,304	$19,613
Allowances for current period sales	7,035	13,100	6,147	1,776	28,058
Allowances for prior period sales	—	24	—	61	85
Credits/payments for current period sales	(4,523)	(6,857)	(3,476)	—	(14,856)
Credits/payments for prior period sales	(3,461)	(7,492)	(3,719)	(870)	(15,542)
Balance at September 30, 2018	$2,473	$7,484	$3,130	$4,271	$17,358

Revenue from our Medical Devices segment for the three and nine months ended September 30, 2018 was $6.6 million and $17.5 million, respectively, compared to $5.0 million and $7.6 million, respectively, for the comparable periods of the prior year, representing increases of 33% and 131%, respectively. All revenues from our Medical Devices segment were derived from the sale and lease of the LENSAR® Laser System which we began to recognize on May 11, 2017.

Revenue from our Income Generating Assets segment for the three and nine months ended September 30, 2018 were $43.5 million and $73.5 million, respectively, compared to $42.7 million and $200.5 million, respectively, for the comparable periods of the prior year, representing an increases of 2% and a decrease of 63%, respectively.

The following tables provides a summary of activity with respect to our royalty rights - change in fair value for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018

		Change in	Royalty Rights -
(in thousands)	Cash Royalties	Fair Value	Change in Fair Value

Assertio	$17,482	$31,631	$49,113
VB	277	(779)	(502)
U-M	1,152	1,375	2,527
AcelRx	70	(9,158)	(9,088)
KYBELLA	77	57	134
	$19,058	$23,126	$42,184

	Nine Months Ended September 30, 2018

		Change in	Royalty Rights -
(in thousands)	Cash Royalties	Fair Value	Change in Fair Value

Assertio	$52,077	$13,665	$65,742
VB	820	(494)	326
U-M	3,437	755	4,192
AcelRx	190	(4,619)	(4,429)
Avinger	366	(396)	(30)
KYBELLA	159	157	316
	$57,049	$9,068	$66,117

The following table summarizes the percentage of our total revenues that individually accounted for 10% or more of our total revenues in one or more of the three and nine month periods ended September 30, 2018 and 2017 presented below:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Licensee	Product Name	2018	2017	2018	2017

Biogen	Tysabri	1%	2%	3%	13%

Assertio	Glumetza, Janumet XR, Jentadueto XR, Synjardy XR and Invokamet XR	72%	50%	43%	50%

N/M	Tekturna, Tekturna HCT, Rasilez and Rasilez HCT	26%	24%	41%	17%

LENSAR	LENSAR Laser System	10%	8%	11%	3%

Operating Expenses

	Three Months Ended		Change from Prior	Nine Months Ended		Change from Prior
	September 30,			September 30,
(dollars in thousands)	2018	2017	Year %	2018	2017	Year %

Cost of product revenue, (excluding intangible amortization and impairment)	$11,926	$5,565	114%	$37,016	$12,632	193%
Amortization of intangible assets	1,577	6,275	(75)%	14,254	18,438	(23)%
General and administrative	13,211	11,989	10%	39,401	35,853	10%
Sales and marketing	3,469	4,994	(31)%	14,367	11,194	28%
Research and development	672	605	11%	2,149	6,652	(68)%
Impairment of intangible assets	—	—	—%	152,330	—	N/M
Change in fair value of acquisition-related contingent consideration	302	700	(57)%	(22,433)	3,349	N/M
Total operating expenses	$31,157	$30,128	3%	$237,084	$88,118	169%
Percentage of total revenues	46%	48%		155%	35%
_____________________
N/M = Not meaningful

Three Months Ended September 30, 2018, Compared to Three Months Ended September 30, 2017

Total operating expenses were $31.2 million for the three months ended September 30, 2018, compared with $30.1 million for the three months ended September 30, 2017. Our operating expenses increased 3%, or $1.0 million, for the three months ended September 30, 2018, when compared to the same period of 2017. The increase was a result of higher Noden Products and LENSAR cost of product revenue of $6.0 million and $0.4 million, respectively, due to increased sales in both segments, including the recognition of Noden Products cost of product revenue for ex-U.S. revenue, and higher general and administrative expenses of $1.2 million, or 10%, primarily due to stock based compensation awards granted in the period, partially offset by lower asset management and asset purchase professional expenses. These increases in operating expenses were partially offset by lower intangible asset amortization expense, due to the second quarter of 2018 impairment of the intangible assets related to the Noden Products, as well as reduced sales and marketing expenses related to the change in marketing strategy of the Noden Products.

General and administrative expenses for the three months ended September 30, 2018 and 2017 are summarized in the table below:

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
(in thousands)	Pharmaceutical	Medical Device	Income Generating Assets	Total	Pharmaceutical	Medical Device	Income Generating Assets	Total
Compensation	$477	$868	$5,476	$6,821	$365	$684	$3,837	$4,886
Salaries and Wages (including taxes)	414	411	1,588	2,413	283	401	1,098	1,782
Bonuses (including accruals)	48	270	1,319	1,637	65	283	1,832	2,180
Equity	15	187	2,569	2,771	17	—	907	924
Asset management	—	—	962	962	—	—	1,326	1,326
Business development	174	—	423	597	21	—	593	614
Accounting and tax services	325	30	1,151	1,506	274	47	672	993
Other professional services	724	77	408	1,209	1,849	108	642	2,599
Other	813	323	980	2,116	358	295	918	1,571
Total general and administrative	$2,513	$1,298	$9,400	$13,211	$2,867	$1,134	$7,988	$11,989

Nine Months Ended September 30, 2018, Compared to Nine Months Ended September 30, 2017

Total operating expenses were $237.1 million for the nine months ended September 30, 2018, compared with $88.1 million, for the nine months ended September 30, 2017. Our operating expenses increased 169%, or $149.0 million, for the nine months ended September 30, 2018, compared to the same period of 2017. The increase was primarily a result of the impairment of intangible assets related to the Noden Products due to the increased probability of a generic version of aliskiren being launched in the United States, partially offset by a decrease in fair value of the associated contingent liability related to changes in the probabilities in the generic entry milestones. Future events, such as FDA approval of a generic version of aliskiren or publicly announced plans of a launch of a generic version of aliskiren, may be further indicators of impairment which may require us to perform additional impairment tests including testing for recoverability by estimating the undiscounted future cash flows with respect to the asset against its carrying value. The Pharmaceutical and Medical Devices segments contributed additional cost of product revenue of $20.0 million and $4.4 million, respectively, which was due to increased sales in the Pharmaceutical segment and recognition of cost of product revenue for ex-U.S. revenue and increased revenue from the Medical Devices segment, which we did not begin to recognize until May 2017. General and administrative expenses increased 10%, or $3.5 million, for the nine months ended September 30, 2018, when compared to the same period of 2017. The increase is due to a full three quarters of expenses from LENSAR in 2018 versus a partial period in 2017 (as a result of its acquisition in May 2017) and operation growth for our Pharmaceutical segment, partially offset by lower asset management and asset purchase professional expenses. Sales and marketing expense increased $3.2 million due to an increase in marketing efforts in the Pharmaceutical and Medical Devices segments.

General and administrative expenses for the nine months ended September 30, 2018 and 2017 are summarized in the table below:

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
(in thousands)	Pharmaceutical	Medical Device	Income Generating Assets	Total	Pharmaceutical	Medical Device	Income Generating Assets	Total
Compensation	$1,374	$2,491	$12,537	$16,402	$1,562	$1,003	$11,609	$14,174
Salaries and Wages (including taxes)	1,154	1,260	4,446	6,860	1,272	618	3,364	5,254
Bonuses (including accruals)	176	725	3,365	4,266	149	385	5,387	5,921
Equity	44	506	4,726	5,276	141	—	2,858	2,999
Asset management	—	—	3,975	3,975	—	—	6,418	6,418
Business development	203	3	947	1,153	21	—	1,861	1,882
Accounting and tax services	1,251	37	3,778	5,066	1,125	47	2,581	3,753
Other professional services	2,657	269	1,526	4,452	2,791	109	2,687	5,587
Other	3,430	1,159	3,764	8,353	858	566	2,615	4,039
Total general and administrative	$8,915	$3,959	$26,527	$39,401	$6,357	$1,725	$27,771	$35,853

Non-operating Expense, Net

Non-operating expense, net, for the three and nine months ended September 30, 2018 decreased, as compared to the same period in 2017, primarily due to lower interest expense. The decline in interest expense is due to the repayment of the February 2018 Convertible Senior Notes in February 2018, partially offset by an increase in interest income from investments for both the three and nine month periods ended September 30, 2018 as compared to the comparable periods in the prior year. The decrease in interest expense for the three and nine months ended September 30, 2018, as compared to the same period in 2017, consisted primarily of non-cash interest expense as we are required to compute interest expense using the interest rate for similar nonconvertible instruments in accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion.

Income Taxes

Income tax expense for the three months ended September 30, 2018 and 2017, was $9.9 million and $4.8 million, respectively, and for the nine months ended September 30, 2018 and 2017, was $(3.3) million and $65.2 million, respectively, which resulted primarily from applying the federal statutory income tax rate to income before income taxes. Our effective tax rate for the current period differs from the U.S. federal statutory rate of 21% due primarily to the foreign tax rate differential related to the impairment of intangible assets associated with the Noden Products.

The uncertain tax positions did not change during the three months ended September 30, 2018 and 2017, and the nine months ended September 30, 2018, and increased for the nine months ended September 30, 2017, by $29.7 million, resulting from an increase in tax uncertainties and estimated tax liabilities.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Cuts and Job Act. The accounting for all items is expected to be complete during 2018 as additional guidance related to GILTI is released. Any differences between what was previously recorded and the final amounts or estimates are not expected to be material.

Our income tax returns are subject to examination by U.S. federal, state and local tax authorities for tax years 2000 forward. We are currently under income tax examination by the state of California for the tax years 2009 through 2015 and by the Internal Revenue Service for the tax year 2016. Although the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year, we do does not anticipate any material change to the amount of our unrecognized tax benefit over the next 12 months.

Net Income (Loss) Per Share

Net income (loss) per share for the three and nine months ended September 30, 2018 and 2017, is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income (loss) per share - basic	$0.18	$0.14	$(0.58)	$0.56
Net income (loss) per share - diluted	$0.18	$0.14	$(0.58)	$0.56

Liquidity and Capital Resources

We finance our operations primarily through royalty and other license-related revenues, public and private placements of debt and equity securities, interest income on invested capital and revenues from product sales. We currently have 19 full-time employees managing our intellectual property, our asset acquisitions, operations and other corporate activities as well as providing for certain essential reporting and management functions of a public company. In addition, we have 21 full-time employees at our operating subsidiary, Noden, who manage the Pharmaceutical segment, and 64 full time employees at our operating subsidiary, LENSAR, who manage the Medical Devices segment.

Our future capital requirements are difficult to forecast and will depend upon many factors, including our ability to identify and acquire pharmaceutical products or medical devices, the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, and the resources we devote to developing and supporting our products and other factors. Additionally, we will continue to evaluate possible acquisitions of new products, devices, royalty revenues or other income generating assets, which may require the use of cash or additional financing.

The general cash needs of our Pharmaceutical, Medical Devices and Income Generating Assets segments can vary significantly. In our Pharmaceutical segment, cash needs tend to be driven primarily by material purchases and anticipated near-term capital expenditures. In our Medical Devices segment, the primary factors determining cash needs are the funding of its operations and the potential development of next generation technology. The cash needs of our Income Generating Assets segment tend to be driven by legal and professional service fees. On a consolidated basis, cash needs are influenced by potential repurchases of our common stock and additional acquisition transactions.

We had cash, cash equivalents and short-term investments in the aggregate of $401.0 million and $532.1 million at September 30, 2018 and December 31, 2017, respectively. The decrease was primarily attributable to the repayment of the February 2018 Notes of $126.4 million, the repurchase of common stock for $25.0 million, the purchase of the Assertio royalty asset reversionary interest for $20.0 million, the purchase of fixed assets of $4.6 million and cash used in operating activities of $11.4 million, partially offset by proceeds from royalty right payments of $57.0 million and proceeds from the sale of available-for-sale securities of $4.1 million.

On September 21, 2018, our board of directors authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $100.0 million pursuant to a new share repurchase program. Repurchases under the new share repurchase program will be made from time to time in the open market or in privately negotiated transactions and funded by our working capital. The amount and timing of such repurchases will depend upon the price and availability of shares, general market conditions and the availability of cash. Repurchases may also be made under a trading plan under Rule 10b5-1, which would permit shares to be repurchased when we might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. All shares of common stock repurchased under our new share repurchase program are expected to be retired and restored to authorized but unissued shares of common stock. As of September 30, 2018, we have not repurchased shares under this new share repurchase program.

We believe that cash on cash hand plus cash from future revenues from acquired income generating assets and products, net of operating expenses, debt service and income taxes, will be sufficient to fund our operations over the next several years. Our continued success is dependent on our ability to acquire new products, devices and income generating assets, and the timing of these transactions, in order to provide recurring cash flows going forward and to support our business model, and to pay amounts due on our debt as they become due.

We continuously evaluate alternatives to increase return for our stockholders, including, for example, purchasing income generating assets, selling discreet assets, buying back our convertible senior notes, repurchasing our common stock and selling our company.

We may consider additional debt or equity financings to support the growth of our business if cash flows from existing investments are not sufficient to fund future potential investment opportunities and acquisitions.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

Convertible Senior Notes

As of September 30, 2018, our outstanding notes consisted of our December 2021 Notes, which in the aggregate totaled $150.0 million in principal.

We expect that our debt service obligations over the next several years will consist of interest payments and repayment of our December 2021 Notes. We may further seek to exchange, repurchase or otherwise acquire the convertible senior notes in the open market in the future, which could adversely affect the amount or timing of any distributions to our stockholders. We would make such exchanges or repurchases only if we deemed it to be in our stockholders’ best interest. We may finance such repurchases with cash on hand and/or with public or private equity or debt financings if we deem such financings to be available on favorable terms.

Noden Purchase Agreement

Pursuant to the Noden Purchase Agreement, Noden is required to pay Novartis up to $95.0 million in milestone payments, subject to the occurrence of such milestones. As of September 30, 2018, there have been no milestone payments.

LENSAR Asset Purchase Agreement

Pursuant to the LENSAR Asset Purchase Agreement with Precision Eye Services (“PES”), LENSAR is required to pay up to $1.6 million in milestone payments, subject to the occurrence of such milestones. As of September 30, 2018, $0.9 million of milestone payments have been made.

Kybella Royalty Agreement

On July 8, 2016, we entered into a royalty purchase and sales agreement with an individual, whereby we acquired that individual’s rights to receive certain royalties on sales of KYBELLA by Allergan plc, in exchange for a $9.5 million cash payment and up to $1.0 million in future milestone payments based upon product sales targets. As of September 30, 2018, there have been no milestone payments.

Guarantees

Redwood City Lease Guarantee

In connection with the Spin-Off of Facet, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. In April 2010, Abbott Laboratories acquired Facet and later renamed the entity AbbVie Biotherapeutics, Inc. (“AbbVie”). If AbbVie were to default under its lease obligations, the Company could be held liable by the landlord as a co-tenant and, thus, the Company has in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of September 30, 2018, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $36.7 million. For additional information regarding the Company’s lease guarantee, see Note 12, Commitments and Contingencies.

Purchase Obligation

Noden and Novartis entered into a supply agreement pursuant to which Novartis will manufacture and supply to Noden a bulk tableted form of the Noden Products, and for the additional supply of active pharmaceutical ingredient (“API”) form, for specified periods of time prior to the transfer of manufacturing responsibilities for the Noden Products to another manufacturer. The supply agreement may be terminated by either party for material breach that remains uncured for a specified time period. Noden has placed firm orders for bulk product of $13.7 million, which will be fulfilled within the next twelve months. Under the terms of the supply agreement, Noden is committed to purchase certain minimum quantities of bulk product and API that would amount to approximately $137.5 million over the next twenty-four months, of which $91.9 million is committed over the next twelve months. While the supply agreement provides that the parties will agree to reasonable accommodations with respect to changes in firm orders, we expect that Noden will meet the requirements of the supply agreement, unless otherwise negotiated. The commitments in the supply agreement terminate upon transfer to another manufacturer.

LENSAR and Coherent, Inc. entered into an Original Equipment Manufacturer agreement pursuant to which Coherent, Inc. will manufacture and supply to LENSAR Staccato Lasers. The supply agreement commits LENSAR to a minimum purchase obligation of approximately $3.3 million over the next twenty-four months, of which $1.6 million is committed over the next twelve months. We expect that LENSAR will meet this requirement.

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

Pursuant to the terms of the kaléo Note Sale Agreement, $1.4 million of the aggregate purchase price was deposited into an escrow account as a potential payment against certain contingencies, which expires on the 18-month anniversary of the closing date. Upon the expiration of the escrow period, the escrow agent is required to release remaining funds to us.

We do not expect there to be any claims by the Purchaser under the escrow agreement. However, in the event that such a claim is made, and if successful, the amount of such a claim up to $1.4 million would be released from the escrow to the Purchaser, which amount would be reduced from the amount released to us at the end of the 18-month escrow period. As of September 30, 2018, we are not aware of any claims by the Purchaser that would reduce the escrow receivable.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2018, there have been no material changes in our market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, on May 11, 2017, we acquired LENSAR. In accordance with the SEC’s published guidance, our Annual Report on Form 10-K for the year ending December 31, 2017 did not include consideration of the internal controls of LENSAR within management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. We are in the process of integrating LENSAR into our overall internal control over financial reporting process and will incorporate LENSAR into our annual assessment of internal control over financial reporting as of December 31, 2018.

Beginning January 1, 2018, we implemented ASC Topic 606, Revenue from Contracts with Customers. Although the new revenue standard is expected to have an immaterial impact on our ongoing net income (loss), we did implement changes to our processes related to revenue recognition and the control activities with them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

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

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

The information set forth in Note 12, Commitments and Contingencies, to our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q is incorporated by reference herein.

ITEM 1A.        RISK FACTORS

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information relating to the repurchases of our common stock made by us in the three months ended September 30, 2018 (in thousands, except per share amounts):

Fiscal Period			Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program
July 1, 2018	to	July 31, 2018	571	$2.44	8,736	$—	(1)
August 1, 2018	to	August 31, 2018	—	—	—	—
September 1, 2018	to	September 30, 2018	—	—	—	100,000	(2)
Total during three months ended September 30, 2018			571	$2.44	8,736	$100,000
____________________
(1) On September 25, 2017, our board of directors authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $25.0 million pursuant to a share repurchase program. From July 1, 2018 to July 5, 2018, we completed such program by repurchasing the approximately 0.6 million shares of our common stock remaining under such program for an average cost of $2.44 per share, including commissions.

(2) On September 21, 2018, our board of directors authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $100.0 million pursuant to a share repurchase program. The new repurchase program may be suspended or discontinued at any time without notice. As of September 30, 2018, we have not repurchased shares under the new share repurchase program.

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

10.1
Amendment No. 1 to Royalty Purchase and Sale Agreement and Bill of Sale between PDL Investment Holding, LLC and Depomed, Inc. and Depo DR Sub, LLC, dated August 2, 2018 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on August 9, 2018)

10.2#	Form of Director and Officer Indemnification Agreement

12.1#	Ratio of Earnings to Fixed Charges

31.1#	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

#	Filed herewith.

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

Dated:	November 7, 2018
PDL BIOPHARMA, INC. (REGISTRANT)

/s/ John P. McLaughlin
John P. McLaughlin
Chief Executive Officer (Principal Executive Officer)

/s/ Peter S. Garcia
Peter S. Garcia
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)