Form 10-Q
period 2019-03-31
PDL BIOPHARMA, INC.
filed 2019-05-09
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 (Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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

(775) 832-8500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	PDLI	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of April 30, 2019, there were 120,654,947 shares of the registrant’s Common Stock outstanding.

 PDL BIOPHARMA, INC.
2019 Form 10-Q
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

 PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Revenues
Product revenue, net	$26,686	$23,324
Royalty rights - change in fair value	12,257	11,091
Royalties from Queen et al. patents	3	2,783
Interest revenue	—	749
License and other	(33)	571
Total revenues	38,913	38,518
Operating expenses
Cost of product revenue (excluding intangible asset amortization)	12,810	10,566
Amortization of intangible assets	1,572	6,293
General and administrative	10,462	11,661
Sales and marketing	2,730	5,513
Research and development	869	793
Change in fair value of contingent consideration	—	(600)
Total operating expenses	28,443	34,226
Operating income	10,470	4,292
Non-operating expense, net
Interest and other income, net	1,874	1,914
Interest expense	(2,955)	(3,585)
Total non-operating expense, net	(1,081)	(1,671)
Income before income taxes	9,389	2,621
Income tax expense	2,772	1,019
Net income	6,617	1,602
Less: Net loss attributable to noncontrolling interests	(63)	—
Net income attributable to PDL’s shareholders	$6,680	$1,602

Net income per share
Basic	$0.05	$0.01
Diluted	$0.05	$0.01
Weighted average shares outstanding
Basic	128,799	151,473
Diluted	129,390	152,579

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2019	2018

Net income	$6,617	$1,602

Other comprehensive income (loss), net of tax
Change in unrealized gains (losses) on investments in available-for-sale securities:
Change in fair value of investments in available-for-sale securities, net of tax	—	(578)
Adjustment for net gains realized and included in net income, net of tax	—	(603)
Total change in unrealized gains on investments in available-for-sale securities, net of tax(a)	—	(1,181)
Total other comprehensive income (loss), net of tax	—	(1,181)
Comprehensive income	6,617	421
Less: Comprehensive loss attributable to noncontrolling interests	(63)	—
Comprehensive income attributable to PDL’s shareholders	$6,680	$421
 ______________________________________________
(a) Net of tax of $0 and $(314) for the three months ended March 31, 2019 and 2018, respectively.

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	December 31,
	2019	2018
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$366,324	$394,590
Accounts receivable, net	15,739	21,648
Notes receivable	63,056	63,042
Inventory	15,547	18,942
Prepaid and other current assets	16,880	18,995
Total current assets	477,546	517,217
Property and equipment, net	7,110	7,387
Royalty rights - at fair value	376,147	376,510
Notes receivables, long-term	648	771
Intangible assets, net	49,746	51,319
Other assets	12,336	10,532
Total assets	$923,533	$963,736

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,430	$13,142
Accrued liabilities	30,867	39,312
Accrued income taxes	21	16
Total current liabilities	43,318	52,470
Convertible notes payable	126,567	124,644
Other long-term liabilities	59,864	56,843
Total liabilities	229,749	233,957

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 350,000 shares authorized; 123,817 and 136,513 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1,238	1,365
Additional paid-in capital	(96,869)	(98,030)
Treasury stock, at cost; 400 and 750 shares held at March 31, 2019 and December 31, 2018, respectively	(1,490)	(2,103)
Retained earnings	790,396	828,547
Total PDL’s stockholders’ equity	693,275	729,779
Noncontrolling interests	509	—
Total stockholders’ equity	693,784	729,779
Total liabilities and stockholders’ equity	$923,533	$963,736

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(unaudited)

	PDL’s Stockholders’ Equity
	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	136,512,522	$1,365	$(2,103)	$(98,030)	$828,547	$—	$—	$729,779
Issuance of common stock, net of forfeitures	764,785	8	—	(8)	—	—	—	—
Stock-based compensation expense	—	—	—	1,169	—	—	—	1,169
Repurchase and retirement of common stock	(13,460,164)	(135)	613	—	(44,831)	—	—	(44,353)
Transfer of subsidiary shares to non-controlling interest	—	—	—	—	—	—	572	572
Comprehensive income:
Net income	—	—	—	—	6,680	—	(63)	6,617
Total comprehensive income	—	—	—	—	—	—	—	6,617
Balance at March 31, 2019	123,817,143	$1,238	$(1,490)	$(96,869)	$790,396	$—	$509	$693,784

	PDL’s Stockholders’ Equity
	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	153,774,756	$1,538	$—	$(102,443)	$945,614	$1,181	$—	$845,890
Issuance of common stock	37,500	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	957	—	—	—	957
Repurchase and retirement of common stock	(1,000,000)	(10)	(1,188)	—	(2,961)	—	—	(4,159)
Comprehensive income:
Net income	—	—	—	—	1,602	—	—	1,602
Change in unrealized gains and losses on investments in available-for-sale securities, net of tax	—	—	—	—	—	(1,181)	—	(1,181)
Total comprehensive income	—	—	—	—	—	—	—	421
Balance at March 31, 2018	152,812,256	$1,528	$(1,188)	$(101,486)	$944,255	$—	$—	$843,109

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$6,617	$1,602
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of convertible notes	1,923	2,132
Amortization of intangible assets	1,572	6,293
Change in fair value of royalty rights - at fair value	(12,257)	(11,091)
Change in fair value of derivative asset	33	(71)
Change in fair value of contingent consideration	—	(600)
Other amortization and depreciation	1,128	1,004
Gain on sale of available-for-sale securities	—	(764)
Inventory obsolescence	97	114
Provision for bad debts	13	(12)
Stock-based compensation expense	1,169	957
Deferred income taxes	1,770	794
Changes in assets and liabilities:
Accounts receivable	5,931	8,566
Prepaid and other current assets	2,116	532
Accrued interest on notes receivable	—	(74)
Inventory	2,900	(4,919)
Other assets	182	(1,720)
Accounts payable	(712)	(9,940)
Accrued liabilities	(7,944)	(6,226)
Accrued income taxes	5	(505)
Other long-term liabilities	(28)	407
Net cash provided by (used in) operating activities	4,515	(13,521)
Cash flows from investing activities
Proceeds from sales of available-for-sale securities	—	4,115
Proceeds from royalty rights - at fair value	12,620	18,623
Purchase of property and equipment	(42)	(1,398)
Net cash provided by investing activities	12,578	21,340
Cash flows from financing activities
Repayment of convertible notes	—	(126,447)
Payment of contingent consideration	(1,071)	—
Repurchase of Company common stock	(44,288)	(3,560)
Net cash used in financing activities	(45,359)	(130,007)
Net decrease in cash and cash equivalents	(28,266)	(122,188)
Cash and cash equivalents at beginning of the period	394,590	527,266
Cash and cash equivalents at end of period	$366,324	$405,078

Supplemental cash flow information
Cash (refunded) paid for income taxes	$(2,773)	$644
Cash paid for interest	$—	$2,529

Supplemental schedule of non-cash investing and financing activities
Assets held for sale reclassified from other assets to intangible assets	$—	$1,811
See accompanying notes.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The accompanying unaudited Condensed Consolidated Financial Statements and related financial information should be read in conjunction with the Company’s audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2018, included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2019. The Condensed Consolidated Balance Sheet at December 31, 2018, included herein, has been derived from the audited Consolidated Financial Statements at that date, but does not include all disclosures required by GAAP.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying Notes to the Condensed Consolidated Financial Statements. The accounting estimates that require management’s most significant, difficult and subjective judgments include the valuation of royalty rights - at fair value, revenue recognition and allowance for customer credits, the valuation of notes receivable and inventory, the assessment of recoverability of intangible assets and their estimated useful lives, the valuation and recognition of stock-based compensation, the recognition and measurement of current and deferred income tax assets and liabilities, and contingent consideration estimates. Actual results could differ from those estimates.

The Condensed Consolidated Financial Statements included herein include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Based on the nature of the Company’s existing investments and how they are managed, the Company structured its operations in three segments designated as Pharmaceutical, Medical Devices and Income Generating Assets.

•
The Company’s Pharmaceutical segment consists of revenue derived from branded prescription medicine products sold under the name Tekturna® and Tekturna HCT® in the United States and Rasilez® and Rasilez HCT® in the rest of the world and an authorized generic form of Tekturna sold in the United States (collectively, the “Noden Products”). The branded prescription Noden Products were acquired from Novartis in July 2016 (the “Noden Transaction”). The Company launched its authorized generic form of Tekturna in the United States in March 2019.

•
The Company’s Medical Devices segment consists of revenue derived from the LENSAR® Laser System sales made by the Company’s subsidiary, LENSAR, Inc. (“LENSAR”), which may include equipment, Patient Interface Devices (“PIDs” or “consumables”), procedure licenses, and training, installation, warranty and maintenance agreements.

•
The Company’s Income Generating Assets segment consists of revenue derived from (i) royalty rights - at fair value, (ii) notes and other long-term receivables, (iii) equity investments and (iv) royalties from issued patents in the United States and elsewhere covering the humanization of antibodies (“Queen et al. patents”).

Significant Accounting Policies

The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Summarized below are the accounting pronouncements adopted subsequent to December 31, 2018.

Adopted Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, that supersedes Accounting Standards Codification (“ASC”) 840, Leases. Subsequently, the FASB issued

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

several updates to ASU No. 2016-02, codified in ASC Topic 842 (“ASC 842”). The Company adopted ASC 842, Leases, on January 1, 2019 using the modified retrospective method for all leases not substantially completed as of the date of adoption. The reported results for the quarter ended March 31, 2019 reflect the application of ASC 842 guidance while the reported results for the quarter ended March 31, 2018 were prepared under the guidance of ASC 840, which is also referred to herein as “legacy GAAP” or the “previous guidance”. The cumulative impact of the adoption of ASC 842 was not material, therefore, the Company did not record any adjustments to retained earnings. As a result of adopting ASC 842, the Company recorded operating lease right-of-use (“ROU”) assets of $2.1 million and operating lease liabilities of $2.1 million, primarily related to corporate office leases, based on the present value of the future lease payments on the date of adoption. Changes to lessor accounting focused on conforming with certain changes made to lessee accounting and the recently adopted revenue recognition guidance. The adoption of ASC 842 did not materially change how the Company accounts for lessor arrangements.
Policy Elections and Practical Expedients Taken
For leases that commenced before the effective date of ASC 842, the Company elected the practical expedients to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases.
The Company adopted a policy of expensing short-term leases, defined as 12 months or less, as incurred.
The Company has a policy to exclude from the consideration in a lessor contract all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific lease revenue-producing transaction and collected by the Company from a lessee.
General
The Company determines if an arrangement is a lease or contains an embedded lease at inception. The Company has lease arrangements with lease and non-lease components, which are accounted for separately.
Lessee arrangements
Lessee operating leases are included in Other assets, Accrued liabilities, and Other long-term liabilities in the Company’s Condensed Consolidated Balance Sheet. The Company does not have lessee financing leases.
Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses the implicit rate when readily determinable at lease inception. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s remaining lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis as operating expense in the Condensed Consolidated Statements of Income over the lease term.
Lessor arrangements
The Company leases medical device equipment to customers in both operating lease and sales-type lease arrangements generated from its Medical Devices segment.
For sales-type leases, the Company derecognizes the carrying amount of the underlying asset and capitalizes the net investment in the lease, which consists of the total minimum lease payments receivable from the lessee, at lease inception. The Company does not estimate an unguaranteed residual value of the equipment at lease termination because the equipment transfers to the lessee upon completion of the lease. Selling profit or loss is recognized at lease inception. Initial direct costs are recognized as an expense, unless there is no selling profit or loss. If there is no selling profit or loss, initial direct costs are deferred and recognized over the lease term. The Company recognizes interest income in Interest and other income, net on the Condensed Consolidated Statements of Income from the lease receivable over the lease term.

For operating leases, rental income is recognized on a straight-line basis over the lease term. The cost of customer-leased equipment is recorded within Property and equipment, net in the accompanying Condensed Consolidated Balance Sheets and depreciated over the equipment’s estimated useful life. Depreciation expense associated with the leased equipment under operating lease arrangements is reflected in Cost of product revenue in the accompanying Condensed Consolidated Statements of Income. Some of the Company’s operating leases include a purchase option for the customer to purchase the leased asset at the end of the lease

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

arrangement. The Company manages its risk on its investment in the equipment through pricing and the term of the leases. Lessees do not provide residual value guarantees on leased equipment. Equipment returned to the Company after the initial lease term may be leased or sold to other customers. Initial direct costs are deferred and recognized over the lease term.

Leases are generally not cancellable until after an initial term and may or may not require the customer to purchase a minimum number of procedures and consumables throughout the contract term.

For lease arrangements with lease and non-lease components where the Company is the lessor, the Company allocates the contract’s transaction price to the lease and non-lease components on a relative standalone selling price basis using the Company’s best estimate of the standalone selling price of each distinct product or service in the contract. Allocation of the transaction price is determined at the inception of the lease arrangement. The Company’s leases primarily consist of leases with fixed lease payments. For those leases with variable lease payments, the variable lease payment is typically based upon use of the leased equipment or the purchase of procedure licenses and consumables used with the leased equipment. Non-lease components are accounted for under ASC 606, Revenue from Contracts with Customers. For additional information regarding ASC 606, see Note 2, Revenue from Contracts with Customers.
Intangibles-Goodwill and Other
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. Under the amendments, an entity will recognize an impairment charge for the amount by which the carrying value exceeds the fair value. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2019 on a prospective basis and early adoption is permitted. Effective January 1, 2019, the Company adopted the requirements of ASU No. 2017-04. The adoption did not have an effect on the Condensed Consolidated Financial Statements on the adoption date and no adjustment to prior year Consolidated Financial Statements was required.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement. The new guidance modifies disclosure requirements related to fair value measurement. The amendments in ASU No. 2018-13 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. Early adoption is permitted. The standard also allows for early adoption of any removed or modified disclosures upon issuance of ASU No. 2018-13 while delaying adoption of the additional disclosures until their effective date. The Company is currently evaluating the impact of this guidance on the Company’s Consolidated Financial Statement disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software. The new guidance reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). For public companies, the amendments in ASU No. 2018-15 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Implementation should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

 2. Revenue from Contracts with Customers

Revenue

Nature of Goods and Services

The following is a description of principal activities - separated by reportable segments - from which the Company generates its revenue. For more detailed information about reportable segments, see Note 18, Segment Information.

Pharmaceutical

The Company’s Pharmaceutical segment consists of revenue derived from the branded prescription Noden Products, which were acquired by Noden Pharma DAC, a subsidiary of the Company (“Noden DAC”), from Novartis in July 2016 and the authorized generic launched in March 2019.

Prior to the transfer of the marketing authorization rights for the Noden Products, all of the Noden Products were distributed by Novartis and the Company presented revenue on a “net” basis and established a reserve for retroactive adjustment to the profit transfer with Novartis. Beginning on October 5, 2016, when the marketing authorization rights were transferred from Novartis to Noden Pharma USA, Inc., a wholly-owned subsidiary of the Company (“Noden USA”), Noden USA began to distribute the Noden Products in the United States and started to record revenue on a “gross” basis with a reserve for allowances at such time. Consequently, all revenue for the branded prescription Noden Products sold in the United States for all periods presented herein are on a gross basis.

Novartis continued to distribute the Noden Products in all countries outside of the United States until August 31, 2017. Beginning on September 1, 2017, Noden DAC began distributing the Noden Products to select countries outside the United States. The Company presented revenue for Noden Products sold by Novartis outside of the United States on a “net” basis. As of the second quarter of 2018, Noden DAC recognized all revenue on a gross basis. Consequently, sales of branded prescription Noden Products outside the United States are presented on a gross basis in 2019 and a combination of gross and net basis in 2018, depending on the country in which the revenue was recognized and the timing of the marketing transfer from Novartis to Noden DAC.

Noden USA launched an authorized generic of Tekturna in the United States in March 2019.

The Pharmaceutical segment principally generates revenue from products sold to wholesalers and distributors. Customer orders are generally fulfilled within a few days of receipt resulting in minimal order backlog. Contractual performance obligations are usually limited to transfer of the product to the customer. The transfer occurs either upon shipment or upon receipt of the product in certain countries outside the United States after considering when the customer obtains control of the product. In addition, for some non-U.S. countries, the Company sells product on a consignment basis where control is not transferred until the customer resells the product to an end user. At these points, customers are able to direct the use of and obtain substantially all of the remaining benefits of the product.

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

For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front license fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Medical Devices

The Medical Devices segment principally generates revenue from the sale and lease of the LENSAR® Laser System, which may include equipment, PIDs or consumables, procedure licenses, and training, installation, warranty and maintenance agreements.

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

For LENSAR® Laser System sales, the Company recognizes Product revenue when a customer takes possession of the system. This usually occurs after the customer signs a contract, LENSAR installs the system, and LENSAR performs the requisite training for use of the system. For LENSAR® Laser System leases, the Company recognizes Product revenue over the length of the lease in accordance with ASC Topic 840, Leases, through December 31, 2018 and in accordance with ASC Topic 842, Leases, after January 1, 2019. For additional information regarding accounting for leases, see Note 11, Leases.

The LENSAR® Laser System requires both a consumable and a procedure license to perform each procedure. The Company recognizes Product revenue for PIDs when the customer takes possession of the PID. PIDs are sold by the case. The Company recognizes Product revenue for procedure licenses when a customer purchases a procedure license from the web portal. Typically, consideration for PIDs and procedure licenses is considered fixed consideration except for certain customer agreements that provide for tiered volume discount pricing which is considered variable consideration.

The Company offers an extended warranty that provides additional services beyond the standard warranty. The Company recognizes Product revenue from the sale of extended warranties over the warranty period. Customers have the option of renewing the warranty period, which is considered a new and separate contract.

Income Generating Assets

For licenses of intellectual property, if the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license.

In January 2018, DFM, LLC, a wholly-owned subsidiary of the Company, granted an exclusive license related to certain Direct Flow Medical, Inc. assets in exchange for $0.5 million in cash and up to $2.0 million in royalty payments. The $0.5 million payment was accounted for in accordance with ASC 606 under which the full cash payment was recognized as revenue in the first quarter of 2018 as DFM, LLC had fulfilled its performance obligation under the agreement.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers by segment and geographic location as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. In the following table, revenue is disaggregated by segment and primary geographical market for the three months ended March 31, 2019 and 2018:

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
(in thousands)	Medical Devices	Pharmaceutical	Medical Devices	Pharmaceutical

Primary geographical markets:
North America	$2,084	$12,138	$1,704	$10,931
Europe	1,017	5,582	615	5,991
Asia	2,269	2,241	1,114	1,420
Other	119	—	113	—
Total revenue from contracts with customers[1]	$5,489	$19,961	$3,546	$18,342
_______________
1 The table above does not include lease revenue from the Company’s Medical Devices segment. For the three-month periods ended March 31, 2019 and 2018, revenue accounted for under Topic 842 and 840, Leases, was $1.2 million and $1.4 million, respectively. For additional information, see Note 11, Leases.

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

(in thousands)	March 31, 2019	December 31, 2018

Receivables, current and noncurrent, net	$15,867	$20,655
Contract assets	$5,360	$2,595
Contract liabilities	$5,452	$8,938

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

Contract assets—The Company’s contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing or associated reporting from the customer regarding the computation of the net product sales has not yet occurred. The Company classifies contract assets in Prepaid and other current assets in the Company’s Condensed Consolidated Balance Sheets based on the timing of when it expects to receive payment.

(in thousands)	Medical Devices	Pharmaceutical	Total

Contract assets at December 31, 2018	$—	$2,595	$2,595
Payments received	—	(26)	(26)
Contract assets recognized	—	2,791	2,791
Contract assets at March 31, 2019	$—	$5,360	$5,360

Contract Liabilities—The Company’s contract liabilities consist of deferred revenue for products sold to customers for which the performance obligation has not been completed by the Company. The Company classifies deferred revenue as current or

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

noncurrent based on the timing of when it expects to recognize revenue. The noncurrent portion of deferred revenue is included in Other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets.

(in thousands)	Medical Devices	Pharmaceutical	Total

Contract liabilities at December 31, 2018	$1,167	$7,771	$8,938
Additions	282	3,347	3,629
Amounts recognized into revenue	(344)	(6,771)	(7,115)
Contract liabilities at March 31, 2019	$1,105	$4,347	$5,452

Transaction Price Allocated to Future Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

	Nine Months Ended
(in thousands)	December 31, 2019	Thereafter	Total

Pharmaceutical product sales	$2,500	$—	$2,500
Medical device sales	$2,942	$2,269	$5,211

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with original expected lengths of one year or less or (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for the products delivered or services performed.

3. Net Income per Share

	Three Months Ended
	March 31,
Net Income per Basic and Diluted Share	2019	2018
(in thousands, except per share amounts)
Numerator
Income attributable to PDL’s shareholders used to compute net income per basic and diluted share	$6,680	$1,602

Denominator
Total weighted average shares used to compute net income attributable to PDL’s shareholders, per basic share	128,799	151,473
Restricted stock outstanding	512	1,106
Stock options	79	—
Shares used to compute net income attributable to PDL’s shareholders, per diluted share	129,390	152,579

Net income attributable to PDL’s shareholders per share - basic	$0.05	$0.01
Net income attributable to PDL’s shareholders per share - diluted	$0.05	$0.01

The Company computes net income per diluted share using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of net income per diluted share include shares that may be issued pursuant to outstanding stock options and restricted stock awards, the 4.0% Convertible Senior Notes due February 1, 2018 (the “February 2018 Notes”) that were repaid on February 1, 2018, and the 2.75% Convertible Senior Notes due December 1, 2021 (the “December 2021 Notes”), in each case, on a weighted average basis for the period that the notes were outstanding, including, if applicable, the underlying shares using the treasury stock method.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

December 2021 Notes Capped Call Potential Dilution

In November 2016, the Company issued $150.0 million in aggregate principal of the December 2021 Notes, which provide in certain situations for the conversion of the outstanding principal amount of the December 2021 Notes into shares of the Company’s common stock at a predefined conversion rate. For additional information on the conversion rates on the Company’s convertible debt, see Note 13, Convertible Senior Notes. In conjunction with the issuance of the December 2021 Notes, the Company entered into a capped call transaction with a hedge counterparty. The capped call transaction is expected generally to reduce the potential dilution, and/or offset, to an extent, the cash payments the Company may choose to make in excess of the principal amount, upon conversion of the December 2021 Notes. The Company has excluded the capped call transaction from the net income per diluted share computation as such securities would have an anti-dilutive effect and those securities should be considered separately rather than in the aggregate in determining whether their effect on net income per diluted share would be dilutive or anti-dilutive. For additional information regarding the capped call transaction related to the Company’s December 2021 Notes, see Note 13, Convertible Senior Notes.

Anti-Dilutive Effect of Restricted Stock Awards and Stock Options

For the three months ended March 31, 2019 and 2018, the Company excluded approximately 0.4 million and 1.2 million shares underlying restricted stock awards, respectively, calculated on a weighted-average basis, from its net income per diluted share calculations because their effect was anti-dilutive.

For the three months ended March 31, 2019 and 2018, the Company excluded approximately 7.8 million and 1.5 million shares underlying outstanding stock options, respectively, calculated on a weighted-average basis, from its net income per diluted share calculations because their effect was anti-dilutive.

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

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table presents the fair value of the Company’s financial instruments measured at fair value on a recurring basis by level within the valuation hierarchy:

	March 31, 2019				December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Financial assets:
Money market funds	$227,612	$—	$—	$227,612	$226,719	$—	$—	$226,719
Warrants	—	29	—	29	—	62	—	62
Royalty rights - at fair value	—	—	376,147	376,147	—	—	376,510	376,510
Total	$227,612	$29	$376,147	$603,788	$226,719	$62	$376,510	$603,291

Financial liabilities:
Contingent consideration, current[1]	$—	$—	$—	$—	$—	$—	$1,071	$1,071
Total	$—	$—	$—	$—	$—	$—	$1,071	$1,071
 ___________________
1 Contingent consideration, current is classified as “Accrued liabilities” on the Condensed Consolidated Balance Sheet.

There have been no transfers between levels during the periods presented in the table above. The Company recognizes transfers between levels on the date of the event or change in circumstances that caused the transfer.

Warrants

Warrants consist primarily of purchased call options to buy U.S. corporate equity holdings and derivative assets acquired as part of a note receivable investment. The fair value of the warrants is estimated using recently quoted market prices of the underlying equity security and the Black-Scholes option pricing model.

Royalty Rights - At Fair Value

Assertio (Depomed) Royalty Agreement

On October 18, 2013, the Company entered into the Royalty Purchase and Sale Agreement (the “Assertio Royalty Agreement”) with Assertio Therapeutics, Inc. (formerly known as as Depomed, Inc.), and Depo DR Sub, LLC (together, “Assertio”), whereby the Company acquired the rights to receive royalties and milestones payable on sales of five Type 2 diabetes products licensed by Assertio in exchange for a $240.5 million cash payment. Total consideration was $241.3 million, which was comprised of the $240.5 million cash payment to Assertio and $0.8 million in transaction costs.

The rights acquired include Assertio’s royalty and milestone payments accruing from and after October 1, 2013: (a) from Santarus, Inc. (“Santarus”), which was subsequently acquired by Salix Pharmaceuticals, Inc. (“Salix”), which itself was acquired by Valeant Pharmaceuticals International, Inc. (“Valeant”), which, in July 2018, changed its name to Bausch Health Companies Inc. (“Bausch Health”) with respect to sales of Glumetza (metformin HCL extended-release tablets) in the United States; (b) from Merck & Co., Inc. with respect to sales of Janumet® XR (sitagliptin and metformin HCL extended-release tablets); (c) from Janssen Pharmaceutica N.V. with respect to potential future development milestones and sales of its approved fixed-dose combination of Invokana® (canagliflozin, a sodium glucose cotransporter 2 (SGLT2) inhibitor) and extended-release metformin tablets, marketed as Invokamet XR®; (d) from Boehringer Ingelheim and Eli Lilly and Company with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to Assertio’s license agreement with Boehringer Ingelheim, including its approved products, Jentadueto XR® and Synjardy XR®; and (e) from LG Life Sciences and Bausch Health for sales of extended-release metformin tablets in Korea and Canada, respectively.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

On August 2, 2018, PDL Investment Holding, LLC (“PDLIH”), a wholly-owned subsidiary of the Company and assignee from the Company under the Assertio Royalty Agreement, entered into an amendment to the Assertio Royalty Agreement with Assertio. Pursuant to the amendment, PDLIH purchased all of Assertio’s remaining interests in royalty and milestone payments payable on sales of Type 2 diabetes products licensed by Assertio for $20.0 million. Prior to the amendment, the Assertio Royalty Agreement provided that the Company would have received all royalty and milestone payments due under license agreements between Assertio and its licensees until the Company received payments equal to two times the cash payment it made to Assertio, or approximately $481.0 million, after which all net payments received by Assertio would have been shared equally between the Company and Assertio. Following the amendment, the Assertio Royalty Agreement provides that the Company will receive all royalty and milestone payments due under the license agreements between Assertio and its licensees. The Company has elected to continue to elect the fair value option and carry the financial asset at fair value.

The Assertio Royalty Agreement terminates on the third anniversary following the date upon which the later of the following occurs: (a) October 25, 2021, or (b) at such time as no royalty payments remain payable under any license agreement and each of the license agreements has expired by its terms.

During the third quarter of 2018, the Company determined that its royalty purchase interest in Depo DR Sub, LLC represented a variable interest in a variable interest entity. However, the Company did not have the power to direct the activities of Depo DR Sub, LLC that most significantly impact Depo DR Sub, LLC’s economic performance and was not the primary beneficiary of Depo DR Sub, LLC; therefore, Depo DR Sub, LLC was not subject to consolidation by the Company. As of March 31, 2019, the Company’s variable interest entity assessment remains unchanged.

As of December 31, 2018, in conjunction with the amendment described above, the Company was provided the power to direct the activities of Depo DR Sub, LLC and is the primary beneficiary of Depo DR Sub, LLC; therefore, Depo DR Sub, LLC is subject to consolidation by the Company. As of March 31, 2019, Depo DR Sub, LLC did not have any assets or liabilities of value for consolidation with the Company.

The financial asset acquired represents a single unit of accounting. The fair value of the financial asset acquired was determined by using a discounted cash flow analysis related to the expected future cash flows to be generated by each licensed product. This financial asset is classified as a Level 3 asset within the fair value hierarchy, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future commercialization for products not yet approved by regulatory agencies outside of the United States. The discounted cash flows are based upon expected royalties from sales of licensed products over approximately a nine-year period. The discount rates utilized range from 10% to 24%. Significant judgment is required in selecting appropriate discount rates. At March 31, 2019, an evaluation was performed to assess those rates and general market conditions potentially affecting the fair market value of the financial asset. Should these discount rates increase or decrease by 2.5%, the fair value of the asset could decrease by $22.6 million or increase by $26.8 million, respectively. A third-party expert was engaged to assist management develop its original estimate of the expected future cash flows, which was updated after the acquisition of Assertio’s reversionary interest in August 2018. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from those estimates. The Company periodically assesses the expected future cash flows and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than the original estimates, the Company will adjust the estimated fair value of the asset. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $6.6 million, respectively.

When the Company acquired the Assertio royalty rights, Glumetza was marketed by Santarus. In January 2014, Salix acquired Santarus and assumed responsibility for commercializing Glumetza, which was generally perceived to be a positive development because of Salix’s larger sales force and track record in the successful commercialization of therapies. In late 2014, Salix made a number of disclosures relating to an excess of supply at the distribution level of Glumetza and other drugs that it commercialized and the practices leading to this excess of supply which were under review by Salix’s audit committee in relation to the related accounting practices. Because of these disclosures and the Company’s lack of direct access to information as to the levels of inventory of Glumetza in the distribution channels, the Company commenced a review of all public statements by Salix, publicly available historical third-party prescription data, analyst reports and other relevant data sources. The Company also engaged a third-party expert to specifically assess estimated inventory levels of Glumetza in the distribution channel and to ascertain the potential effects those inventory levels may have on expected future cash flows. Salix was acquired by Valeant in early April 2015. In mid-2015, Valeant implemented two price increases on Glumetza. At year-end 2015, a third-party expert was engaged by the Company to assess the impact of the Glumetza price adjustments and near-term market entrance of generic equivalents to the expected future cash flows. Based on the analysis performed, management revised the

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

underlying assumptions used in the discounted cash flow analysis at year-end 2015. In February 2013 a generic equivalent to Glumetza was approved by the U.S. Food and Drug Administration (“FDA”) and in August 2016, two additional generic equivalents to Glumetza were approved to enter the U.S. market. In February 2016, Lupin Pharmaceuticals, Inc., in August 2017, Teva Pharmaceutical Industries Ltd., and in July 2018, Sun Pharmaceutical, Inc. (“Sun”) each launched a generic equivalent approved product.

In May 2017, the Company received notification that a subsidiary of Valeant had launched an authorized generic equivalent product in February 2017, and the Company received royalties on such authorized generic equivalent product under the same terms as the branded Glumetza product, retroactive to February 2017.

In February 2016, at the Company’s request and pursuant to the Assertio Royalty Agreement, Assertio exercised its audit right with respect to Glumetza royalties. The independent auditor engaged to perform the royalty audit completed it in July 2017, and based upon the results of the audit, Assertio, on behalf of the Company, filed a lawsuit on September 7, 2017, against Valeant and one of its subsidiaries, claiming damages for unpaid royalties, fees and interest. Valeant (now Bausch Health), Assertio and the Company entered into a settlement agreement on October 27, 2017 whereby the parties agreed to dismiss the litigation, with prejudice, and Valeant agreed to pay to Assertio $13.0 million. The full amount of the settlement payment was transferred to the Company under the terms of the Assertio Royalty Agreement in November 2017. In October 2018, PDL submitted notice of its intent to exercise its audit right under the Assertio Royalty Agreement with respect to the period beginning January 1, 2016 and ending December 31, 2018.

At September 30, 2018, management re-evaluated, with assistance of a third-party expert, the market share data, the gross-to-net revenue adjustment assumptions and Glumetza demand data. These data and assumptions are based on available but limited information. At March 31, 2019, management updated the expected future cash flows based on the current period demand and supply data of Glumetza and the authorized generic equivalent product launched by Bausch Health.

As of March 31, 2019, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date, including future cash flows for the authorized generic equivalent product. The Company continues to monitor whether the generic competition further affects sales of Glumetza and thus royalties on such sales paid to the Company, and the impact of the launched authorized generic equivalent. Due to the uncertainty around Bausch Health’s marketing and pricing strategy, as well as Sun’s recently launched generic product and limited historical demand data after generic market entrance, the Company may need to further evaluate future cash flows in the event of more rapid reduction or increase in market share of Glumetza and its authorized generic equivalent product and/or a further erosion in net pricing.

On May 31, 2016, the Company obtained a notification indicating that the FDA approved Jentadueto XR for use in patients with Type 2 diabetes. In June 2016, the Company received a $6.0 million milestone upon FDA approval pursuant to the terms of the Assertio Royalty Agreement. The product approval was earlier than initially expected. Based on the FDA approval and anticipated timing of the product launch, the Company adjusted the timing of future cash flows and discount rate used in the discounted cash flow model at June 30, 2016. At year-end 2017, management re-evaluated, with assistance of a third-party expert, the cash flow assumptions for Jentadueto XR and revised the discounted cash flow model. As of March 31, 2019, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date.

On September 21, 2016, the Company obtained a notification indicating that the FDA approved Invokamet XR for use in patients with Type 2 diabetes. The product approval triggered a $5.0 million approval milestone payment to the Company pursuant to the terms of the Assertio Royalty Agreement. Based on the FDA approval and timing of the product launch, the Company adjusted the timing of future cash flows and discount rate used in the discounted cash flow model at December 31, 2017.

On December 13, 2016, the Company obtained a notification indicating that the FDA approved Synjardy XR for use in patients with Type 2 diabetes. The product approval triggered a $6.0 million approval milestone payment to the Company pursuant to the terms of the Assertio Royalty Agreement. Based on the FDA approval and the April 2017 launch of Synjardy XR by Boehringer Ingelheim, the Company adjusted the timing of future cash flows and discount rate used in the discounted cash flow model at December 31, 2017.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

As of March 31, 2019, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $263.8 million and the maximum loss exposure was $263.8 million.

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

The fair value of the royalty rights at March 31, 2019, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over approximately a ten-year period. The discount rate utilized was 15.0%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.3 million or increase by $1.6 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $0.4 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. At each reporting period, an evaluation is performed to assess those estimates, discount rate utilized and general market conditions affecting fair market value.

As of March 31, 2019, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $14.2 million and the maximum loss exposure was $14.2 million.

University of Michigan Royalty Agreement

On November 6, 2014, the Company acquired a portion of all royalty payments of the Regents of the University of Michigan’s (“U-M”) worldwide royalty interest in Cerdelga® (eliglustat) for $65.6 million pursuant to the Royalty Purchase and Sale Agreement with U-M (the “U-M Royalty Agreement”). Under the terms of the U-M Royalty Agreement, the Company receives 75% of all royalty payments due under U-M’s license agreement with Genzyme Corporation, a Sanofi company (“Genzyme”) until expiration of the licensed patents, excluding any patent term extension. Cerdelga, an oral therapy for adult patients with Gaucher disease type 1, was developed by Genzyme. Cerdelga was approved in the United States in August 2014, in the European Union in January 2015, and in Japan in March 2015. In addition, marketing applications for Cerdelga are under review by other regulatory authorities. While marketing applications have been approved in the United States, the European Union and Japan, national pricing and reimbursement decisions are delayed in some countries. A third-party expert is engaged by the Company to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. Based on the analysis performed, management revised the underlying assumptions used in the discounted cash flow analysis. As of March 31, 2019, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows.

The fair value of the royalty right at March 31, 2019 was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over approximately a three-year period. The discount rate utilized was approximately 12.8%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.0 million or increase by $1.1 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $0.6 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

those cash flows vary significantly from the Company’s estimates. An evaluation of those estimates, discount rate utilized and general market conditions affecting fair market value is performed in each reporting period.

As of March 31, 2019, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $25.1 million and the maximum loss exposure was $25.1 million.

AcelRx Royalty Agreement

On September 18, 2015, the Company entered into a royalty interest assignment agreement (the “AcelRx Royalty Agreement”) with ARPI LLC, a wholly-owned subsidiary of AcelRx Pharmaceuticals, Inc. (“AcelRx”), whereby the Company acquired the rights to receive a portion of the royalties and certain milestone payments on sales of Zalviso® (sufentanil sublingual tablet system) in the European Union, Switzerland and Australia by AcelRx’s commercial partner, Grünenthal, in exchange for a $65.0 million cash payment. Under the terms of the AcelRx Royalty Agreement, the Company receives 75% of all royalty payments and 80% of the first four commercial milestone payments due under AcelRx’s license agreement with Grünenthal until the earlier to occur of (i) receipt by the Company of payments equal to three times the cash payments made to AcelRx and (ii) the expiration of the licensed patents. Zalviso received marketing approval by the European Commission in September 2015. Grünenthal launched Zalviso in the second quarter of 2016 and the Company started to receive royalties in the third quarter of 2016.

As of March 31, 2019, and December 31, 2018, the Company determined that its royalty rights under the AcelRx Royalty Agreement represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of ARPI LLC that most significantly impact ARPI LLC’s economic performance and is not the primary beneficiary of ARPI LLC; therefore, ARPI LLC is not subject to consolidation by the Company.

The fair value of the royalty right at March 31, 2019 was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over approximately a fourteen-year period. The discount rate utilized was approximately 13.4%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $9.9 million or increase by $12.2 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $1.8 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. At March 31, 2019, management performed an evaluation of those estimates, discount rate utilized and general market conditions to determine the fair market value of the asset, and such an evaluation is performed for each reporting period. As of March 31, 2019, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date.

As of March 31, 2019, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $72.5 million and the maximum loss exposure was $72.5 million.

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

The fair value of the royalty right at March 31, 2019, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of a licensed product over approximately a seven-year period. The discount rate utilized was approximately 14.4%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by less than $0.1 million or increase by less than $0.1 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by less than $0.1 million, respectively. A third-party expert is engaged to assist

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. An evaluation of those estimates, discount rate utilized and general market conditions affecting fair market value is performed in each reporting period.

As of March 31, 2019, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $0.6 million and the maximum loss exposure was $0.6 million.

The following tables summarize the changes in Level 3 Royalty Right Assets and the gains and losses included in earnings for the three months ended March 31, 2019:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Royalty Rights Assets

(in thousands)	Royalty Rights - At Fair Value
Fair value as of December 31, 2018		$376,510

Financial instruments purchased		—
Total net change in fair value for the period
Change in fair value of royalty rights - at fair value	$12,257
Proceeds from royalty rights - at fair value	$(12,620)
Total net change in fair value for the period		(363)

Fair value as of March 31, 2019		$376,147

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Royalty Rights Assets

	Fair Value as of	Royalty Rights -	Fair Value as of
(in thousands)	December 31, 2018	Change in Fair Value	March 31, 2019

Assertio (formerly Depomed)	$264,371	$(552)	$263,819
VB	14,108	128	14,236
U-M	25,595	(536)	25,059
AcelRx	70,380	2,088	72,468
KYBELLA	2,056	(1,491)	565
	$376,510	$(363)	$376,147

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the changes in Level 3 Liabilities and the gains and losses included in earnings for the three months ended March 31, 2019:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Liabilities

(in thousands)	Contingent Consideration
Fair value as of December 31, 2018	$(1,071)

Financial instruments purchased	—
Settlement of financial instrument[1]	1,071
Total net change in fair value for the period	—

Fair value as of March 31, 2019	$—
______________

[1]	Represents the final conversion consideration and earn out liability for the LENSAR acquisition of assets from Precision Eye Services.

Gains and losses from changes in Level 3 assets included in earnings for each period are presented in “Royalty rights - change in fair value” and gains and losses from changes in Level 3 liabilities included in earnings for each period are presented in “Change in fair value of anniversary payment and contingent consideration” as follows:

	Three Months Ended
	March 31,
(in thousands)	2019	2018

Total change in fair value for the period included in earnings for royalty right assets held at the end of the reporting period	$12,257	$11,091

Total change in fair value for the period included in earnings for liabilities held at the end of the reporting period	$—	$600

Assets/Liabilities Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets consist of long-lived assets, including property and equipment and intangible assets and the 1.7 million shares of Alphaeon Class A common stock, received in connection with loans made to LENSAR by the Company prior to its acquisition of LENSAR. During the three months ended June 30, 2018, the Company recorded an impairment charge of $152.3 million for the Noden intangible assets related to the increased probability of a generic form of aliskiren being launched in the United States. As a result of this impairment charge, which was based on the estimated fair value of the assets, the remaining carrying value of these intangible assets was determined to be $40.1 million. The fair value calculation included level 3 inputs. The Company’s carrying value of the investment in Alphaeon as of both March 31, 2019 and December 31, 2018 is $6.6 million based on an estimated per share value of $3.84, which was established by a valuation performed when the shares were acquired. The value of the Company’s investment in Alphaeon is not readily determinable as Alphaeon’s shares are not publicly traded. The Company evaluates the fair value of this investment by performing a qualitative assessment each reporting period. If the results of this qualitative assessment indicate that the fair value is less than the carrying value, the investment is written down to its fair value. There have been no such write downs since the Company acquired these shares. This investment is included in Other long-term assets. For additional information on the Alphaeon investment, see Note 7, Notes and Other Long-Term Receivables.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Assets/Liabilities Not Subject to Fair Value Recognition

The following tables present the fair value of assets and liabilities not subject to fair value recognition by level within the valuation hierarchy:

	March 31, 2019			December 31, 2018
(in thousands)	Carrying Value	Fair Value Level 2	Fair Value Level 3	Carrying Value	Fair Value Level 2	Fair Value Level 3

Assets:
Wellstat Diagnostics note receivable	$50,191	$—	$58,779	$50,191	$—	$57,322
Hyperion note receivable	1,200	—	1,200	1,200	—	1,200
CareView note receivable	11,458	—	11,458	11,458	—	11,458
Total	$62,849	$—	$71,437	$62,849	$—	$69,980

Liabilities:
February 2018 Notes	$—	$—	$—	$—	$—	$—
December 2021 Notes	126,567	171,864	—	124,644	151,356	—
Total	$126,567	$171,864	$—	$124,644	$151,356	$—

During the year ended December 31, 2018 the Company recorded an impairment loss of $8.2 million to the note receivable with CareView Communications, Inc. (“CareView”). There were no impairment losses on notes receivable in the period ended March 31, 2019.

As of March 31, 2019 and December 31, 2018, the estimated fair values of the Hyperion Catalysis International, Inc. (“Hyperion”) note receivable, and CareView note receivable were determined using one or more discounted cash flow models, incorporating expected principal and interest payments. In addition, during the year ended December 31, 2018, the fair value of the CareView note receivable also considered the recoverability of the note receivable balance utilizing third-party revenue multiples for small cap healthcare technology companies. As of March 31, 2019 and December 31, 2018, the estimated fair value of the Wellstat Diagnostics note receivable was determined by using an asset approach and discounted cash flow model related to the underlying collateral and adjusted to consider estimated costs to sell the assets.

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

On March 31, 2019, the carrying value of one of the Company’s notes receivable assets differed from its estimated fair value. This is the result of inputs used in estimating the fair value of the collateral, including appraisals, projected cash flows of collateral assets and discount rates used when performing a discounted cash flow analysis.

The fair values of the Company’s convertible senior notes were determined using quoted market pricing.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table represents significant unobservable inputs used in determining the estimated fair value of impaired notes receivable investments:

Asset	Valuation Technique	Unobservable Input	March 31, 2019	December 31, 2018

Wellstat Diagnostics
Wellstat Guarantors intellectual property	Income Approach
		Discount rate	12%	12%
		Royalty amount	$21 million	$21 million
Settlement Amount	Income Approach
		Discount rate	15%	15%
		Settlement amount	$34 million	$34 million

Real Estate Property	Market Approach
		Annual appreciation rate	4%	4%
		Estimated realtor fee	6%	6%
		Estimated disposal date	9/30/2019	9/30/2019

CareView
Note receivable cash flows	Income Approach
		Discount rate	30%	30%

5. Cash and Cash Equivalents

As of March 31, 2019 and December 31, 2018 the Company had invested its excess cash balances primarily in cash and money market funds.

The following tables summarize the Company’s cash and cash equivalents’ amortized cost and fair value by significant investment category reported as cash and cash equivalents as of March 31, 2019 and December 31, 2018:

(in thousands)	Amortized Cost	Estimated Fair Value

March 31, 2019
Cash	$138,712	$138,712
Money market funds	227,612	227,612
Total	$366,324	$366,324

December 31, 2018
Cash	$167,871	$167,871
Money market funds	226,719	226,719
Total	$394,590	$394,590

The Company recognized zero and $0.8 million of gains on sales of available-for-sale securities in the three months ended March 31, 2019 and March 31, 2018, respectively.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

6. Concentration of Credit Risk

Product Line Concentration

The percentage of total revenue recognized, which individually accounted for 10% or more of the Company’s total revenues in one or more of the periods presented below, was as follows:

	Three Months Ended March 31,
Licensee	2019	2018
Noden	51%	48%
Assertio	27%	19%
LENSAR	17%	13%

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

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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

On October 14, 2016, the Company sent a notice of default and reference to foreclosure proceedings to certain of the Wellstat Diagnostics Guarantors which are not defendants in the New York action, but which are owners of real estate assets over which a deed of trust in favor of the Company securing the guarantee of the loan to Wellstat Diagnostics had been executed. On March 2, 2017, the Company sent a second notice to foreclose on the real estate assets, and noticed the sale for March 29, 2017. The sale was taken off the calendar by the trustee under the deed of trust and has not been re-scheduled yet. On March 6, 2017, the Company sent a letter to the Wellstat Diagnostics Guarantors seeking information in preparation for a UCC Article 9 sale of some or all of the intellectual property-related collateral of the Wellstat Diagnostics Guarantors. The Wellstat Diagnostics Guarantors did not respond to the Company’s letter, but on March 17, 2017, filed an order to show cause with the Supreme Court of New York to enjoin the Company’s sale of the real estate or enforcing its security interests in the Wellstat Diagnostics Guarantors’ intellectual property during the pendency of any action involving the guarantees at issue. On February 6, 2018, the Supreme Court of New York issued an order from the bench which enjoins the Wellstat Diagnostics Guarantors from selling, encumbering, removing, transferring or altering the collateral pending the outcome of the proceedings before it. The Supreme Court of New York also issued an order precluding the Company from foreclosing on certain of the Wellstat Diagnostics

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Guarantors’ collateral pending the outcome of the proceedings before it. In September of 2018, discovery in the New York action was completed. Summary judgment motions were filed by Wellstat Diagnostics and the Company in 2018. The court has ordered a hearing on the summary judgment motions for May 22, 2019.

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

Effective April 1, 2014, and as a result of the event of default, the Company determined the loan to be impaired and it ceased to accrue interest revenue. At that time and as of March 31, 2019, it has been determined that an allowance on the carrying value of the note was not necessary, as the Company believes the value of the collateral securing Wellstat Diagnostics’ obligations exceeds the carrying value of the asset and is sufficient to enable the Company to recover the current carrying value of $50.2 million. The Company continues to closely monitor the timing and expected recovery of amounts due, including litigation and other matters related to Wellstat Diagnostics Guarantors’ assets. There can be no assurance that an allowance on the carrying value of the notes receivable investment will not be necessary in a future period depending on future developments.

Hyperion Agreement

On January 27, 2012, the Company and Hyperion (which is also a Wellstat Diagnostics Guarantor) entered into an agreement whereby Hyperion sold to the Company the royalty streams accruing from January 1, 2012 through December 31, 2013 due from Showa Denko K.K. (“SDK”) related to a certain patent license agreement between Hyperion and SDK dated December 31, 2008. In exchange for the lump sum payment to Hyperion of $2.3 million, in addition to any royalties from SDK, the Company was to receive two equal payments of $1.2 million on March 5, 2013 and March 5, 2014. The first payment of $1.2 million was paid on March 5, 2013, but the second payment that was due on March 5, 2014 has not been made by Hyperion. Effective as of such date and as a result of the event of default, the Company ceased to accrue interest revenue. As of March 31, 2019, the estimated fair value of the collateral was determined to be in excess of the carrying value. There can be no assurance of realizing value from such collateral in the event of the Company’s foreclosure on the collateral.

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

CareView Credit Agreement

On June 26, 2015, the Company entered into a credit agreement with CareView, under which the Company made available to CareView up to $40.0 million in loans comprised of two tranches of $20.0 million each, subject to CareView’s attainment of specified milestones relating to the placement of CareView Systems. On October 7, 2015, the Company and CareView entered into an amendment of the credit agreement to modify certain definitions related to the first and second tranche milestones and the Company funded the first tranche of $20.0 million, net of fees, based on CareView’s attainment of the first milestone, as amended. The second $20.0 million tranche was not funded due to CareView’s failure to achieve the related funding milestones

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

and there is no additional funding obligation due from the Company. Outstanding borrowings under the credit agreement bear interest at the rate of 13.5% per annum and are payable quarterly in arrears.

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

In February 2018, the Company entered into a modification agreement with CareView (the “February 2018 Modification Agreement”) whereby the Company agreed, effective December 28, 2017, to modify the credit agreement before remedies could otherwise have become available to the Company under the credit agreement in relation to certain obligations of CareView that would potentially not be met, including the requirement to make principal payments. Under the February 2018 Modification Agreement, the Company agreed that (i) a lower liquidity covenant would be applicable and (ii) principal repayment would be delayed until December 31, 2018. In exchange for agreeing to these modifications, among other things, the exercise price of the Company’s warrants to purchase 4.4 million shares of common stock of CareView was repriced from $0.40 to $0.03 per share and, subject to the occurrence of certain events, CareView agreed to grant the Company additional equity interests. In September 2018, the Company entered into an amendment to the February 2018 Modification Agreement with CareView whereby the Company agreed, effective as of September 28, 2018, that a lower liquidity covenant would be applicable. At March 31, 2019, the Company estimated the fair value of the warrants to be less than $0.1 million.

As a result of the February 2018 Modification Agreement, the Company determined the loan to be impaired and it ceased to accrue interest revenue effective October 1, 2017.

In December 2018, the Company further modified the loan by agreeing that (i) a lower liquidity covenant would be applicable, (ii) the first principal payment would be deferred until January 31, 2019, and (iii) the scheduled interest payment due December 31, 2018 would be deferred until January 31, 2019. As of March 31, 2019, the principal repayment and interest payments were deferred until April 30, 2019. The principal repayment and interest payment were subsequently deferred until May 15, 2019.

In December 2018, and in consideration of the further modification to the credit agreement, the Company completed an impairment analysis and determined that the note was impaired and recorded an impairment loss of $8.2 million. For additional information see Note 4, Fair Value Measurements.

8. Inventories

Inventories consisted of the following:

	March 31,	December 31,
(in thousands)	2019	2018

Raw materials	$6,125	$6,214
Work in process	1,089	549
Finished goods	8,333	12,179
Total inventory	$15,547	$18,942

As of March 31, 2019 and December 31, 2018, the Company deferred approximately $0.1 million and $0.5 million, respectively, of costs associated with inventory transfers made under the Company’s third party logistic provider service arrangement. These costs have been recorded as Prepaid and other current assets on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018. The Company will recognize the cost of product sold as inventory is transferred from its third-party logistics provider to the Company’s customers.

During each of the three months ended March 31, 2019 and 2018, the Company recognized inventory write-downs of $0.1 million related to the Noden Products that the Company would not be able to sell prior to their expiration.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

9. Intangible Assets

Intangible Assets, Net

On June 8, 2018, Noden DAC entered into a Settlement Agreement (the “Settlement Agreement”) with Anchen Pharmaceuticals, Inc. and its affiliates (“Anchen”) to resolve the patent litigation relating to infringement of U.S. Patent No. 8,617,595 (the “‘595 Patent”) based on their submission of an Abbreviated New Drug Application (“ANDA”) seeking authorization from the FDA to market a generic version of aliskiren, the active ingredient in the Tekturna and Tekturna HCT drug. Under the Settlement Agreement, Anchen, the sole ANDA filer of which the Company is aware, agreed to not commercialize its generic version of aliskiren prior to March 1, 2019. Per the Settlement Agreement, Anchen may commercialize their formulation of aliskiren, but is not permitted to commercialize a copy of Tekturna.

Accordingly, management evaluated the ongoing value of the Noden DAC asset group based upon the probability of Anchen’s market entry of a generic version of aliskiren in the United States and the associated cash flows and conducted a test for impairment. Due to the increased probability of a generic version of aliskiren being launched in the United States, the Company revised its estimates of future cash flows and as a result of this analysis, determined that the sum of undiscounted cash flows was not greater than the carrying value of the assets. Therefore, the Company performed a discounted cash flow analysis to estimate the fair value of the asset group in accordance with ASC Topic 360, Impairment or Disposal of Long-lived Assets. The cash flows used in this analysis are those expected to be generated by market participants, discounted to reflect an appropriate amount of risk, which was determined to be 21%. The Company concluded that the Noden DAC acquired product rights and customer relationship long-lived assets, with a carrying amount of $192.5 million, were no longer recoverable and wrote them down to their estimated fair value of $40.1 million, resulting in an impairment charge of $152.3 million in the second quarter of 2018. This write-down is included in “Impairment of intangible assets” in the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

On March 4, 2019, the Company announced the U.S. commercial launch of an authorized generic form of Tekturna, with the same drug formulation as Tekturna. The Company performed an impairment assessment of the Noden asset group at this time by estimating the undiscounted future cash flows with respect to the asset against its carrying value and concluded a further impairment was not required.

On March 22, 2019, the FDA approved Anchen’s generic form of aliskiren. The Company performed an impairment assessment of the Noden asset group at this time and concluded no further impairment was required.

Future events, such as FDA approval of additional generic forms of aliskiren, or pricing or market share pressure resulting from existing generic competition, may be further indicators of impairment which may require the Company to perform additional impairment testing.

The components of intangible assets as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019			December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Finite-lived intangible assets:
Acquired products rights(1)	$36,143	$(3,389)	$32,754	$36,143	$(2,258)	$33,885
Customer relationships(1) (2)	8,028	(997)	7,031	8,028	(782)	7,246
Acquired technology(2) (3)	11,011	(1,402)	9,609	11,011	(1,203)	9,808
Acquired trademarks(2)	570	(218)	352	570	(190)	380
	$55,752	$(6,006)	$49,746	$55,752	$(4,433)	$51,319
________________
(1) The Company acquired certain intangible assets as part of the Noden transaction. They are being amortized on a straight-line basis over a weighted-average period of eight years.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(2) The Company acquired certain intangible assets as part of its acquisition of LENSAR in May 2017. They are being amortized on a straight-line basis over a weighted-average period of 15 years. The intangible assets for customer relationships are being amortized using a double-declining method of amortization as such method better represents the economic benefits to be obtained.

(3)
The Company acquired certain intangible assets as part of the foreclosure on certain of Direct Flow Medical assets. They are being amortized on a straight-line basis over a weighted-average period of 10 years.

For the three months ended March 31, 2019 and March 31, 2018, amortization expense was $1.6 million and $6.3 million, respectively.

Based on the intangible assets recorded at March 31, 2019, and assuming no subsequent additions to or impairment of the underlying assets, the remaining amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount

2019 (Remaining nine months)	$4,704
2020	6,240
2021	6,209
2022	6,104
2023	6,040
Thereafter	20,449
Total remaining amortization expense	$49,746

10. Accrued Liabilities

Accrued liabilities consist of the following:

(in thousands)	March 31, 2019	December 31, 2018

Accrued rebates, chargebacks and other revenue reserves	$14,836	$20,133
Deferred revenue	5,370	8,811
Compensation	3,586	4,468
Interest	1,375	344
Legal	490	623
Dividend payable	15	15
Customer advances	4	1
Other	5,191	4,917
Total	$30,867	$39,312

The following table provides a summary of activity with respect to the Company’s sales allowances and accruals for the three months ended March 31, 2019:

(in thousands)	Discount and Distribution Fees	Government Rebates and Chargebacks	Assistance and Other Discounts	Product Returns	Total

Balance at December 31, 2018	$3,094	$8,901	$3,457	$4,681	$20,133
Allowances for current period sales	2,173	4,396	1,974	554	9,097
Allowances for prior period sales	—	1,841	120	—	1,961
Credits/payments for current period sales	(351)	(1,028)	(546)	(31)	(1,956)
Credits/payments for prior period sales	(2,483)	(7,972)	(2,887)	(1,057)	(14,399)
Balance at March 31, 2019	$2,433	$6,138	$2,118	$4,147	$14,836

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

11. Leases

Lessee arrangements

The Company has operating leases for corporate offices and certain equipment. The Company’s operating leases have remaining lease terms of 1 to 8 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 3 years.

The components of lease expense are as follows:

	Three Months Ended
	March 31,
(in thousands)	2019	2018

Operating lease cost	$233	$285
Short-term lease cost	25	12
Total lease cost	$258	$297

Supplemental cash flow information related to leases is as follows:

	Three Months Ended
	March 31,
(in thousands)	2019	2018

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$215	$285
Right-of-use-assets obtained in exchange for lease obligations:
Operating leases	$2,111	N/A
_______________
N/A = Not applicable

The following table presents the lease balances within the Condensed Consolidated Balance Sheet, weighted average remaining lease term, and weighted average discount rates related to the Company’s operating leases (in thousands):

Operating Leases	Classification	March 31, 2019

Operating lease ROU assets	Other assets	$1,882

Operating lease liabilities, current	Accrued liabilities	$855
Operating lease liabilities, long-term	Other long-term liabilities	1,064
Total operating lease liabilities	Total operating lease liabilities	$1,919

Weighted average remaining lease term		2.25 years
Weighted average discount rate		6%

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Maturities of operating lease liabilities as of March 31, 2019 are as follows (in thousands):

Fiscal Year	Amount

2019 (Remaining nine months)	$707
2020	837
2021	473
2022	—
2023	—
Thereafter	—
Total operating lease payments	2,017
Less: imputed interest	(98)
Total operating lease liabilities	$1,919

Future minimum operating lease payments as of December 31, 2018 were as follows (in thousands):

Fiscal Year	Amount

2019	$1,140
2020	1,003
2021	559
2022	—
2023	—
Thereafter	—
Total	$2,702

As of March 31, 2019, the Company had no additional significant operating or finance leases that had not yet commenced.

Lessor arrangements

The Company has operating and sales-type leases for medical device equipment generated from its medical devices segment. The Company’s leases have remaining lease terms of less than one year to five years, some of which include options to extend the leases on a month-to-month basis if the customer does not notify the Company of the intention to return the equipment at the end of the lease term. The Company typically does not offer options to terminate the leases before the end of the lease term.

The components of lease income are as follows:

		Three Months Ended
		March 31,
(in thousands)	Classification	2019	2018

Sales-type lease selling price	Product revenue, net	$—	$151
Cost of underlying asset		—	(58)
Operating profit		$—	$93

Interest income on the lease receivable	Interest and other income, net	$12	$12

Initial direct costs incurred	Operating expense	$—	$(8)

Operating lease Income	Product revenue, net	$1,237	$1,285

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Net investment in sales-type leases are as follows:

(in thousands)	Classification	March 31, 2019	December 31, 2018

Lease payment receivable, current	Accounts receivable, net and Notes receivable, current	$458	$533
Lease payment receivable, long-term	Notes receivable, long-term and Other assets	639	475
Total lease payment receivable		$1,097	$1,008

Maturities of sales-type lease receivables as of March 31, 2019 are as follows (in thousands):

Fiscal Year	Amount

2019 (Remaining nine months)	$368
2020	394
2021	198
2022	150
2023	52
Thereafter	—
Total undiscounted cash flows	1,162
Present value of lease payments (recognized as lease receivables)	1,097
Difference between undiscounted and discounted cash flows	$65

Maturities of operating lease receivables as of March 31, 2019 are as follows (in thousands):

Fiscal Year	Amount

2019 (Remaining nine months)	$1,694
2020	1,123
2021	304
2022	26
2023	—
Thereafter	—
Total undiscounted cash flows	$3,147

12. Commitments and Contingencies

Lease Guarantee

In connection with the spin-off (the “Spin-Off”) by the Company of Facet Biotech Corporation (“Facet”), the Company entered into amendments to the leases for the Company’s former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify the Company for all matters related to the leases attributable to the period after the Spin-Off date. In April 2010, Abbott Laboratories acquired Facet and later renamed the entity AbbVie Biotherapeutics, Inc. (“AbbVie”). If AbbVie were to default under its lease obligations, the Company could be held liable by the landlord as a co-tenant and, thus, the Company has in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of March 31, 2019, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $31.0 million.

The Company prepared a discounted, probability weighted cash flow analysis to calculate the estimated fair value of the lease guarantee as of the Spin-Off. The Company was required to make assumptions regarding the probability of Facet’s default on

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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

The Company has recorded a liability of $10.7 million on its Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, related to this guarantee. In future periods, the Company may adjust this liability for any changes in the ultimate outcome of this matter that are both probable and estimable.

Purchase Obligations

Noden and Novartis entered into a supply agreement pursuant to which Novartis will manufacture and supply to Noden a bulk tableted form of the Noden Products, and for the additional supply of active pharmaceutical ingredient (“API”) form, for specified periods of time prior to the transfer of manufacturing responsibilities for the Noden Products to another manufacturer. The supply agreement may be terminated by either party for material breach that remains uncured for a specified time period. Noden has placed firm orders for bulk product of $22.5 million, which will be fulfilled within the next twelve months. Under the terms of the supply agreement, Noden is committed to purchase certain minimum quantities of bulk product and API that would amount to approximately $123.6 million over the next thirty-six months if fulfilled, of which $50.0 million is committed over the next twelve months. While the supply agreement provides that the parties will agree to reasonable accommodations with respect to changes in firm orders, the Company expects that Noden will meet the requirements of the supply agreement, unless otherwise negotiated. The commitments in the supply agreement terminate upon transfer to another manufacturer.

In addition, upon the termination of the supply agreement, which is the earlier of November 30, 2020 or upon transfer to another manufacturer of API, Noden must acquire within 60 days all remaining API inventory produced by Novartis. The supply agreement does not specify minimum quantities but details pricing terms.

LENSAR entered into various supply agreements for the manufacture and supply of certain components. The supply agreements commit LENSAR to a minimum purchase obligation of approximately $7.4 million over the next twenty-four months, of which $5.1 million is due in the next twelve months. LENSAR expects to meet these requirements.

Escrow Receivable

On April 1, 2014, the Company entered into a note purchase agreement with Accel 300, LLC (“Accel 300”), a wholly-owned subsidiary of kaléo, Inc. (“kaléo”), pursuant to which the Company acquired $150.0 million of secured notes due 2029 (the “kaléo Note”). The kaléo Note was issued pursuant to an indenture between Accel 300 and U.S. Bank, National Association, as trustee, and was secured by 20% of net sales of its first approved product, Auvi-Q® (epinephrine auto-injection, USP) (known as Allerject® in Canada) and 10% of net sales of kaléo’s second proprietary auto-injector based product, EVZIO (naloxone hydrochloride injection) (the “kaléo Revenue Interests”), and a pledge of kaléo’s equity ownership in Accel 300. On September 21, 2017, the Company entered into an agreement (the “kaléo Note Sale Agreement”) with MAMKangaroo Lender, LLC, a Delaware limited liability company (the kaléo Purchaser”), pursuant to which the Company sold its entire interest in the kaléo Note for an aggregate cash purchase price of $141.7 million.

Pursuant to the terms of the kaléo Note Sale Agreement, $1.4 million of the aggregate purchase price was deposited into an escrow account as a potential payment against certain contingencies. The escrow period ended on March 20, 2019 and the escrow agent released the entire $1.4 million to the Company.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

13. Convertible Senior Notes

		Principal Balance Outstanding	Carrying Value
		March 31,	March 31,	December 31,
Description	Maturity Date	2019	2019	2018
(in thousands)
Convertible Senior Notes
December 2021 Notes	December 1, 2021	$150,000	$126,567	$124,644
Total			$126,567	$124,644

February 2018 Notes

On February 12, 2014, the Company issued $300.0 million in aggregate principal amount, at par, of the February 2018 Notes in an underwritten public offering, for net proceeds of $290.2 million. The February 2018 Notes were due February 1, 2018. In November 2015, $53.6 million in aggregate principal amount of the February 2018 Notes were repurchased and in November 2016 an additional $120.0 million in aggregate principal amount of the February 2018 Notes were repurchased in open market transactions. In connection with these repurchases, the Company unwound a corresponding portion of the purchased call options and warrants related to the notes.

On February 1, 2018, upon maturity of the February 2018 Notes, the Company repaid a total cash amount of $129.0 million to the custodian, The Bank of New York Mellon Trust Company, N.A., which was comprised of $126.4 million in principal amount and $2.6 million in accrued interest, to retire the February 2018 Notes.

Interest expense for the February 2018 Notes on the Company’s Condensed Consolidated Statements of Income was as follows:

	Three Months Ended
	March 31,
(in thousands)	2019	2018

Contractual coupon interest	$—	$421
Amortization of debt issuance costs	—	88
Amortization of debt discount	—	293
Total	$—	$802

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

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, the Company was required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, the Company separated the principal balance of the December 2021 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 9.5%, which represented the estimated market interest rate for a similar nonconvertible instrument available to the Company on the date of issuance, the Company recorded a total debt discount of $4.3 million, allocated $23.8 million to additional paid-in capital and allocated $12.8 million to deferred tax liability. The discount is being amortized to interest expense over the term of the December 2021 Notes and increases interest expense during the term of the December 2021 Notes from the 2.75% cash coupon interest rate to an effective interest rate of 3.4%. As of March 31, 2019, the remaining discount amortization period is 2.7 years.

The carrying value and unamortized discount of the December 2021 Notes were as follows:

(in thousands)	March 31, 2019	December 31, 2018

Principal amount of the December 2021 Notes	$150,000	$150,000
Unamortized discount of liability component	(23,433)	(25,356)
Net carrying value of the December 2021 Notes	$126,567	$124,644

Interest expense for the December 2021 Notes on the Company’s Condensed Consolidated Statements of Income was as follows:

	Three Months Ended
	March 31,
(in thousands)	2019	2018

Contractual coupon interest	$1,031	$1,031
Amortization of debt issuance costs	20	19
Amortization of debt discount	138	134
Amortization of conversion feature	1,766	1,598
Total	$2,955	$2,782

As of March 31, 2019, the December 2021 Notes are not convertible.

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

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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

14. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	March 31,	December 31,
(in thousands)	2019	2018

Uncertain tax positions	$32,047	$31,706
Deferred tax liabilities	15,681	13,847
Accrued lease guarantee	10,700	10,700
Long-term incentive accrual	136	125
Dividend payable	4	4
Other	1,296	461
Total	$59,864	$56,843

15. Stock-Based Compensation

The Company grants restricted stock awards and stock options pursuant to a stockholder approved stock-based incentive plan.

The following table summarizes the Company’s stock option and restricted stock award activity during the three months ended March 31, 2019:

	Stock Options		Restricted Stock Awards
(in thousands, except per share amounts)	Number of Shares Outstanding	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Grant-date Fair Value Per Share

Balance at December 31, 2018	7,869	$2.82	883	$2.87
Granted	4,783	$3.72	783	$3.71
Forfeited or canceled	—	$—	(18)	$2.52
Balance at March 31, 2019	12,652	$3.16	1,648	$3.27

16. Income Taxes

Income tax expense for the three months ended March 31, 2019 and 2018, was $2.8 million and $1.0 million, respectively, which resulted primarily from applying the federal statutory income tax rate to income before income taxes. The Company’s effective tax rate for the current period differs from the U.S. federal statutory rate of 21% due primarily to the effect of state

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

income taxes and non-deductible executive compensation, less the foreign tax rate differential associated with the Company’s Noden DAC operations in Ireland.

The uncertain tax positions did not change during the three months ended March 31, 2019 and 2018.

The Company’s income tax returns are subject to examination by U.S. federal, foreign, state and local tax authorities for tax years 2000 forward. The Company is currently under audit by the California Franchise Tax Board (the “CFTB”) for the tax years 2009 through 2015 and the Internal Revenue Service (the “IRS”) for the tax year 2016. The timing of the resolutions to these audits and the amount to be ultimately paid, if any, is uncertain. The outcome of these audits could result in the payment of tax amounts that differ from the amounts the Company has reserved for uncertain tax positions for the periods under audit resulting in incremental expense or a reversal of the Company’s reserves in a future period. At this time, the Company does not anticipate a material change in the unrecognized tax benefits related to the CFTB or IRS audits that would affect the effective tax rate or deferred tax assets over the next 12 months.

17. Stockholders’ Equity

Stock Repurchase Program

On September 25, 2017, the Company announced that its board of directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $25.0 million pursuant to a share repurchase program. The repurchases under the share repurchase program were made from time to time in the open market or in privately negotiated transactions and were funded from the Company’s working capital. All shares of common stock repurchased under this share repurchase program were retired and restored to authorized but unissued shares of common stock. The Company repurchased 8.7 million shares of its common stock under the share repurchase program during the fiscal year ended December 31, 2018, for an aggregate purchase price of $25.0 million, or an average cost of $2.86 per share, including trading commissions.

On September 24, 2018, the Company announced that its board of directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $100.0 million pursuant to a share repurchase program. Repurchases under the share repurchase program will be made from time to time in the open market or in privately negotiated transactions and funded from the Company’s working capital. The amount and timing of such repurchases will depend upon the price and availability of shares, general market conditions and the availability of cash. Repurchases may also be made under a trading plan under Rule 10b5-1, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. All shares of common stock repurchased under this share repurchase program are expected to be retired and restored to authorized but unissued shares of common stock. The Company repurchased 13.1 million shares of its common stock under this share repurchase program during the three months ended March 31, 2019, for an aggregate purchase price of $44.4 million, or an average cost of $3.38 per share, including trading commissions. Since the inception of this share repurchase program through March 31, 2019, the Company has repurchased 21.8 million shares for an aggregate purchase price of $69.9 million, or an average cost of $3.21 per share, including trading commissions. The program may be suspended or discontinued at any time without notice. As of March 31, 2019, the Company had 400,000 shares held in treasury stock at a total cost of $1.5 million. Those shares were settled and retired on April 5, 2019.

18. Segment Information

Information regarding the Company’s segments for the three months ended March 31, 2019 and 2018 is as follows:

Revenues by segment	Three Months Ended
	March 31,
(in thousands)	2019	2018

Pharmaceutical	$19,961	$18,342
Medical Devices	6,726	4,982
Income Generating Assets	12,226	15,194
Total revenues	$38,913	$38,518

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Income (loss) by segment	Three Months Ended
	March 31,
(in thousands)	2019	2018

Pharmaceutical	$5,645	$(1,716)
Medical Devices	(1,215)	(584)
Income Generating Assets	2,250	3,902
Total net income	$6,680	$1,602

Information regarding the Company’s segments as of March 31, 2019 and December 31, 2018 is as follows:

Long-lived assets by segment
(in thousands)	March 31, 2019	December 31, 2018

Pharmaceutical	$4,113	$3,682
Medical Devices	2,828	3,545
Income Generating Assets	169	160
Total long-lived assets	$7,110	$7,387

The operations for the Pharmaceutical and Medical Devices segments are primarily located in Italy, Ireland and the United States, respectively.

19. Subsequent Events

Equity Investment in Evofem BioSciences, Inc.

On April 10, 2019, the Company entered into a securities purchase agreement with Evofem Biosciences, Inc. (“Evofem”) and two other purchasers, pursuant to which the Company may purchase up to $60 million in a private placement of Evofem securities. The transaction is structured in two tranches.

The first tranche closed on April 11, 2019, pursuant to which the Company invested $30 million to purchase 6,666,667 shares of Evofem common stock at $4.50 per share and was also issued warrants to purchase up to 1,666,667 shares of Evofem common stock exercisable for seven years beginning six months after the issuance date at an exercise price of $6.38 per share. Following the closing of the first tranche, the Company holds approximately 19% of the common stock of Evofem.

In addition, the Company has the right until June 10, 2019, subject to customary closing conditions, to purchase an additional 6,666,667 shares of Evofem common stock at $4.50 per share and warrants to purchase an additional 1,666,667 shares of Evofem common stock, exercisable for seven years beginning six months after the issuance date at an exercise price of $6.38 per share, for a total additional investment of $30 million. The second tranche will occur alongside an investment from two existing Evofem shareholders, which have the right to invest up to an additional $10 million each on the same terms as the Company. If any of the purchasers elect not to participate in the second tranche, the other purchasers have a right to purchase the non-participating purchaser’s portion. These current shareholders have also agreed to cancel all of their warrants in Evofem issued and outstanding prior to the closing of the second tranche. These investments are expected to provide funding for Evofem's pre-commercial activities for Amphora®, its investigational, non-hormonal, on-demand prescription contraceptive gel for women.

If the Company were to complete the second tranche, the Company would become one of the largest shareholders in Evofem, owning approximately 29% of the company's common stock, and would obtain the right to appoint one member to Evofem’s Board of Directors, as well as a right to appoint an additional board observer on customary terms. The closing of the second tranche and the exercise of any portion of the warrants that would increase the Company’s beneficial ownership to more than 19.99% of Evofem’s then outstanding common stock is subject to Evofem shareholder approval, as required by the applicable

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

rules of The Nasdaq Stock Market. The Company has registration rights on customary terms for all Evofem shares issued under the securities purchase agreement, including the shares underlying the warrants in both the first and second tranche.

Share Repurchase

Subsequent to March 31, 2019, the Company repurchased approximately 2.8 million shares of its common stock at a weighted-average price of $3.77 per share for a total of $10.4 million. The amounts repurchased by the Company under the $100.0 million share repurchase program authorized by the Company’s board of directors total approximately 24.5 million shares of its common stock for an aggregate purchase price of $80.3 million, or an average cost of $3.27 per share, including trading commissions.

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

OVERVIEW

We seek to provide a significant return for our stockholders by entering into strategic transactions involving late clinical or early commercial stage pharmaceutical products and companies with attractive revenue growth potential. Our leadership team has extensive experience in acquiring, commercializing and managing the life cycle of therapeutic products domestically and internationally across a number of indications and modalities. We intend to leverage this experience by pursuing the acquisition, growth and potential monetization of pharmaceutical products and companies.

Historically, we generated a substantial portion of our revenues through the license agreements related to patents covering the humanization of antibodies, which we refer to as the Queen et al. patents. In 2012, we began providing alternative sources of capital through royalty monetizations and debt facilities, and, in 2016, we began acquiring commercial-stage products and launching specialized companies dedicated to the commercialization of these products. As a result of the nature of these investments and how they are managed, we structured our operations in three segments designated as Pharmaceutical, Medical Devices and Income Generating Assets.

Prospectively, with our expected focus on consummating strategic transactions involving late clinical or early commercial stage pharmaceutical products or companies with attractive revenue growth potential, we anticipate that over time more of our revenues will come from our Pharmaceutical segment and, to a lesser extent, our Medical Devices segment, and less of our revenues will come from our Income Generating Assets segment.

On April 10, 2019, the Company entered into a securities purchase agreement with Evofem Biosciences, Inc. (“Evofem”), pursuant to which it may invest a total of up to $60 million in a private placement of securities. The transaction is structured in two tranches. The first tranche comprised $30 million, which was funded on April 11, 2019. In addition, the Company has the right to invest an additional $30 million in a second tranche, on or before June 10, 2019, alongside two existing Evofem shareholders, which have the right to invest up to an additional $10 million each. These investments are expected to provide funding for Evofem's pre-commercial activities for Amphora®, its investigational, non-hormonal, on-demand prescription contraceptive gel for women. If we were to complete the second tranche, we would obtain the right to appoint one member to Evofem's Board of Directors and a limited right to have one non-voting observer participate in Evofem board meetings.

We believe this phased structure provides the Company the ability to take a significant position in a promising company at a critical stage of development where we can provide meaningful contributions through our capital and expertise. It also allows us to continue our rigorous due diligence prior to expanding our ownership position by consummating the second tranche. Finally, it may enable us, if desired, to increase further our ownership interest in the future in line with our stated strategy for shareholder value creation.

Our Pharmaceutical segment consists of revenue derived from branded prescription medicine products sold under the name Tekturna® and Tekturna HCT® in the United States, Rasilez® and Rasilez HCT® in the rest of the world and revenue generated from the sale of an authorized generic of Tekturna in the United States (collectively, the “Noden Products”).

Our Medical Devices segment consists of revenue from the sale and lease of the LENSAR® Laser System, which may include equipment, Patient Interface Devices (“PIDs”), procedure licenses, and training, installation, warranty and maintenance agreements.

Our Income Generating Assets segment consists of revenue derived from (i) notes and other long-term receivables, (ii) royalty rights and hybrid notes/royalty receivables, (iii) equity investments and (iv) royalties from issued patents in the United States and elsewhere covering the humanization of antibodies, which we refer to as the Queen et al. patents.

Pharmaceutical

Our goal is to deliver shareholder value through the acquisition, growth and potential monetization of a portfolio of actively managed pharmaceutical assets. We are focused on investing in late clinical or early commercial stage pharmaceutical products and companies with attractive revenue growth potential. Our acquisition strategy focuses on our ability to add value to these assets by giving them access to our capital and commercialization expertise. We have a leadership team with a proven track record of consummating deals and putting businesses on the path to growth and profitability, and we have a strong, liquid balance sheet that can be deployed to finance the right transactions. Our goal is to build growing, profitable revenues from a balanced portfolio of operating companies’ cash flows and, when appropriate, to capture further market value through optimally timed exit strategies.

Noden

On July 1, 2016, our subsidiary, Noden Pharma DAC, entered into an asset purchase agreement (“Noden Purchase Agreement”) whereby it purchased from Novartis Pharma AG (“Novartis”) the exclusive worldwide rights to manufacture, market, and sell the Noden Products and certain related assets and assumed certain related liabilities (the “Noden Transaction”). Noden Pharma DAC and Noden Pharma USA, Inc., together, and including their respective subsidiaries represent deployed capital of $191.2 million.

Tekturna (or Rasilez outside of the United States) contains aliskiren, a direct renin inhibitor, for the treatment of hypertension. While indicated as a first line treatment, it is more commonly used as a third line treatment in those patients who are intolerant of angiotensin-receptor blockers (“ARBs”) or angiotensin converting enzyme inhibitors (“ACEIs”). Studies indicate that approximately 12% of hypertension patients are ARB/ACEI inhibitor-intolerant. It is not indicated for use with ARBs and ACEIs in patients with diabetes or renal impairment and is contraindicated for use by pregnant women. On March 4, 2019, we announced the U.S. commercial launch of an authorized generic (“AG”) form of Tekturna, aliskiren hemifumarate 150 mg and 300 mg tablets with the same drug formulation as Tekturna. The AG launch is being carried out by Prasco, LLC d/b/a Prasco Laboratories.

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

The Noden Products are protected by multiple patents worldwide, which specifically cover the composition of matter, the pharmaceutical formulations and methods of production. In the United States, the FDA Orange Book lists one patent, U.S. patent No. 5,559,111 (the “’111 Patent”), which covers compositions of matter comprising aliskiren. The ‘111 Patent expired on January 21, 2019, and was previously extended for six months through a pediatric extension. In addition, the Food and Drug Administration (the “FDA”) Orange Book for Tekturna lists U.S. Patent No. 8,617,595, which covers certain compositions comprising aliskiren, together with other formulation components, and will expire on February 19, 2026. The FDA Orange Book for Tekturna HCT lists U.S. patent No. 8,618,172, which covers certain compositions comprising aliskiren, together with other formulation components, and will expire on July 13, 2028. In Europe, European patent No. 678 503B (the “’503B Patent”) expired in 2015. However, numerous Supplementary Protection Certificates (“SPCs”) have been granted which are based on the ‘503B Patent and which will provide for extended protection. These SPCs generally expire in April of 2020.

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

Prior to the transfer of the marketing authorization, revenue was presented on a “net” basis; after the transfer of the marketing authorization, revenue is presented on a “gross” basis, meaning product costs are reported separately and there is no fee to Novartis. Except for the sales outside of the United States preceding the final profit transfer that occurred in the first quarter of 2018, revenues of the Noden Products for the periods herein are presented on a gross basis.

Medical Devices

LENSAR

In December 2016, LENSAR filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code (the “Chapter 11 case”). With our support, LENSAR filed a Chapter 11 plan of reorganization under which LENSAR would issue 100% of its equity interests to us in exchange for the cancellation of our claims as a secured creditor in the Chapter 11 case. On May 11, 2017, pursuant to the Chapter 11 plan of reorganization, most of LENSAR’s outstanding debt owed to us was converted to equity and LENSAR became our operating subsidiary. LENSAR represents deployed capital of $47.0 million.

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

LENSAR has developed the LENSAR® Laser System, which is the only femtosecond cataract laser built specifically for refractive cataract surgery. The LENSAR® Laser System is protected by over 60 granted patents in the United States and the rest of the world and over 45 pending patent applications in the United States and rest of the world.

Income Generating Assets

We have pursued income generating assets when such assets could be acquired on terms that we believed would allow us to increase return to our stockholders. The income generating assets typically consisted of (i) notes and other long-term receivables, (ii) royalty rights and hybrid notes/royalty receivables, (iii) equity investments and (iv) royalties from the Queen et. al patents. We previously focused our income generating asset acquisition strategy on commercial-stage therapies and medical devices having strong economic fundamentals. To date, we have consummated fifteen transactions in this segment, eight of which are active and outstanding:

Investment	Investment Type	Deployed Capital [4] (in millions)

Assertio [1]	Royalty	$260.5
The Regents of the University of Michigan (“U-M”)	Royalty	$65.6
AcelRx Pharmaceuticals, Inc. (“AcelRx”)	Royalty	$65.0
Viscogliosi Brothers, LLC (“VB”)	Royalty	$15.5
KYBELLA®	Royalty	$9.5
CareView Communications, Inc. (“CareView”)	Debt	$20.0
Direct Flow Medical, Inc. (“DFM”) [2]	Debt	$59.0
Wellstat Diagnostics [3]	Royalty/debt hybrid	$44.0
______________

[1]	Assertio Therapeutics, Inc., formerly Depomed, Inc.

[2]
DFM ceased operations in December 2016 and we subsequently foreclosed upon and obtained most of the assets of DFM and impaired them by $51.1 million. Since taking over the DFM assets, we have collected $8.7 million in cash and, as of March 31, 2019 an intangible asset with a carrying value of $1.6 million remains on our books. For further detail see Note 9, Intangible Assets.

[3]	Wellstat Diagnostics, LLC (also known as Defined Diagnostic, LLC) (“Wellstat Diagnostics”).

[4]	Excludes transaction costs.

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

While we currently maintain this portfolio of royalty rights, our intention is to no longer pursue these transactions while we focus on acquiring additional pharmaceutical products or companies. At March 31, 2019, we had a total of five royalty rights transactions outstanding.

Notes and Other Long-Term Receivables

We have entered into credit agreements with borrowers across the healthcare industry, under which we made available cash loans to be used by the borrower. Obligations under these credit agreements are typically secured by a pledge of substantially all the assets of the borrower and any of its subsidiaries. While we currently maintain this portfolio of notes receivable, our intention is to no longer pursue these types of transactions. At March 31, 2019, we had two notes receivable transactions outstanding.

Equity Investments

In the past, we have received equity instruments, including shares of stock or warrants to acquire shares of stock, in connection with credit agreements we entered into with borrowers in the healthcare industry. Our investment objective with respect to these equity investments is to maximize our return through capital appreciation and, when appropriate, to capture the value through optimally timed exit strategies.

Royalties from Queen et al. patents

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

We previously entered into licensing agreements under our Queen et al. patents with numerous entities that are independently developing or have developed humanized antibodies. Under our licensing agreements, we are entitled to receive a flat-rate royalty based upon our licensees’ net sales of covered antibodies, although the royalties under these agreements have substantially ended.

Economic and Industry-wide Factors

Various economic and industry-wide factors are relevant to our business, including changes to laws and interpretation of those laws that protect our intellectual property rights, our licensees’ ability to obtain or retain regulatory approval for products licensed under our patents, fluctuations in foreign currency exchange rates, the ability to attract, retain and integrate qualified personnel, as well as overall global economic conditions. We actively monitor economic, industry and market factors affecting our business; however, we cannot predict the impact such factors may have on our future results of operations, liquidity and cash flows. See also the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for additional factors that may impact our business and results of operations.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on our historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

In February 2016, the FASB issued ASU No. 2016-02, Leases, that supersedes Accounting Standards Codification (“ASC”) 840, Leases. Subsequently, the FASB issued several updates to ASU No. 2016-02, codified in ASC Topic 842 (“ASC 842”)
Effective January 1, 2019, the Company adopted the requirements of ASC 842 using the modified retrospective method for all leases not substantially completed as of the date of adoption. The reported results for the quarter ended March 31, 2019 reflect the application of ASC 842 guidance while the reported results for the quarter ended March 31, 2018 were prepared under the guidance of ASC 840, which is also referred to herein as “legacy GAAP” or the “previous guidance”. The adoption did not have an effect on the Condensed Consolidated Statements of Income. However, the new standard required the Company to establish liabilities and corresponding right-of-use assets on its Consolidated Balance Sheet for operating leases that exist as of January 1, 2019. The cumulative impact of the adoption of ASC 842 was not material, therefore, the Company did not record any adjustments to retained earnings.

During the three months ended March 31, 2019, there have not been any other significant changes to our critical accounting policies and estimates from those presented in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, that are of significance, or potential significance, to us.

Operating Results

Three months ended March 31, 2019, compared to three months ended March 31, 2018

Revenues

	Three Months Ended		Change from Prior
	March 31,
(dollars in thousands)	2019	2018	Year %

Revenues
Product revenue, net	$26,686	$23,324	14%
Royalty rights - change in fair value	12,257	11,091	11%
Royalties from Queen et al. patents	3	2,783	(100%)
Interest revenue	—	749	(100%)
License and other	(33)	571	(106%)
Total revenues	$38,913	$38,518	1%

Total revenues were $38.9 million for the three months ended March 31, 2019, compared with $38.5 million for the three months ended March 31, 2018. Our total revenues increased by 1%, or $0.4 million, for the three months ended March 31, 2019, when compared to the same period of 2018. The increase was primarily due:

•	higher product revenues from our Medical Devices segment sales of the LENSAR® Laser System and revenue from our Pharmaceutical segment related to the Noden Products, and

•	higher royalty asset revenues, primarily related to Assertio, partially offset by,

•	a decline in interest revenue from the CareView note receivable asset,

•	lower royalties from the Queen et al. patents, and

•	lower license and other revenue.

Revenue from our Pharmaceutical segment for the three months ended March 31, 2019 was $20.0 million, an increase of 9%, compared to the same period of the prior year. We record revenue net of estimated product returns, pricing discounts, including rebates offered pursuant to mandatory federal and state government programs, chargebacks, prompt pay discounts, distribution fees and co-pay assistance for product sales each period. The increase in revenue from our Pharmaceutical segment reflects higher net revenues in both North America and the rest of the world. The increase in North America revenues benefited by the initial inventory stocking associated with the launch of our authorized generic in the United States on March 4, 2019.

The following table provides a summary of activity with respect to our sales allowances and accruals for the three months ended March 31, 2019:

(in thousands)	Discount and Distribution Fees	Government Rebates and Chargebacks	Assistance and Other Discounts	Product Returns	Total

Balance at December 31, 2018	$3,094	$8,901	$3,457	$4,681	$20,133
Allowances for current period sales	2,173	4,396	1,974	554	9,097
Allowances for prior period sales	—	1,841	120	—	1,961
Credits/payments for current period sales	(351)	(1,028)	(546)	(31)	(1,956)
Credits/payments for prior period sales	(2,483)	(7,972)	(2,887)	(1,057)	(14,399)
Balance at March 31, 2019	$2,433	$6,138	$2,118	$4,147	$14,836

Revenue from our Medical Devices segment for the three months ended March 31, 2019 was $6.7 million, compared to $5.0 million, for the comparable period of the prior year, representing an increase of 35%. Revenue from LENSAR product sales include LENSAR® Laser Systems, disposable consumables, procedures, training, installation, warranty and maintenance services. The increase in revenue from our Medical Devices segment reflects higher net revenues in both North America and the rest of the world.

Revenue from our Income Generating Assets segment for the three months ended March 31, 2019 were $12.2 million, compared to $15.2 million, for the comparable period of the prior year, representing a decrease of 20%. The decrease was primarily due:

•	a decrease in revenue and the Queen et al. patents of $2.8 million,

•	a decrease in interest revenue of $0.7 million from our CareView note receivable, and

•
a decrease in license and other revenue of $0.6 million resulting primarily from the milestone received in the three-month period ended March 31, 2018 with no such revenue recognized in the three-month period ended March 31, 2019, partially offset by

•	an increase in revenue from our royalty assets of $1.1 million.

The following tables provides a summary of activity with respect to our royalty rights - change in fair value for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019

		Change in	Royalty Rights -
(in thousands)	Cash Royalties	Fair Value	Change in Fair Value

Assertio	$10,968	$(552)	$10,416
VB	267	128	395
U-M	1,267	(536)	731
AcelRx	68	2,088	2,156
KYBELLA	50	(1,491)	(1,441)
	$12,620	$(363)	$12,257

The following table summarizes the percentage of our total revenues that individually accounted for 10% or more of our total revenues in one or both of the three month periods ended March 31, 2019 and 2018:

		Three Months Ended
		March 31,
Licensee	Product Name	2019	2018

Noden	Tekturna, Tekturna HCT, Rasilez and Rasilez HCT	51%	48%

Assertio	Glumetza, Janumet XR (2018), Jentadueto XR, Synjardy XR and Invokamet XR	27%	19%

LENSAR	LENSAR Laser System	17%	13%

Operating Expenses

	Three Months Ended		Change from Prior
	March 31,
(dollars in thousands)	2019	2018	Year %

Cost of product revenue, (excluding intangible amortization)	$12,810	$10,566	21%
Amortization of intangible assets	1,572	6,293	(75)%
General and administrative	10,462	11,661	(10)%
Sales and marketing	2,730	5,513	(50)%
Research and development	869	793	10%
Change in fair value of acquisition-related contingent consideration	—	(600)	(100)%
Total operating expenses	$28,443	$34,226	(17)%
Percentage of total revenues	73%	89%

Total operating expenses were $28.4 million for the three months ended March 31, 2019, compared with $34.2 million for the three months ended March 31, 2018. Our operating expenses decreased 17%, or $5.8 million, for the three month period ended March 31, 2019, when compared to the three-month period ended March 31, 2018. The decrease was primarily a result of:

•	a decrease in the amortization expense for the Noden intangible assets as a result of the impairment recorded for these intangible assets in the second quarter of 2018,

•	lower general and administrative expenses of $1.2 million, or 10%, primarily due to lower professional fees,

•	lower sales and marketing expenses, reflecting the cost savings from the change in our marketing strategies for the Noden Products, partially offset by

•	higher Noden Products and LENSAR cost of product revenue, due to increased sales in both segments,

•
the favorable adjustment to the fair value of the contingent consideration recorded in the three-month period ended March 31, 2018 with no corresponding adjustment in the three-month period ended March 31, 2019, and

•	higher research and development in our Medical Devices segment.

General and administrative expenses for the three months ended March 31, 2019 and 2018 are summarized in the table below:

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
(in thousands)	Pharmaceutical	Medical Device	Income Generating Assets	Total	Pharmaceutical	Medical Device	Income Generating Assets	Total
Compensation	$492	$956	$3,448	$4,896	$440	$688	$3,324	$4,452
Salaries and Wages (including taxes)	384	519	1,647	2,550	369	435	1,318	2,122
Bonuses (including accruals)	80	323	705	1,108	61	54	1,073	1,188
Equity	28	114	1,096	1,238	10	199	933	1,142
Asset management	—	—	450	450	—	—	1,503	1,503
Business development	—	—	129	129	—	—	400	400
Accounting and tax services	256	3	969	1,228	307	2	1,256	1,565
Other professional services	509	274	341	1,124	1,731	123	217	2,071
Other	892	583	1,160	2,635	87	318	1,265	1,670
Total general and administrative	$2,149	$1,816	$6,497	$10,462	$2,565	$1,131	$7,965	$11,661

Non-operating Expense, Net

Non-operating expense, net, for the three months ended March 31, 2019 decreased by $0.6 million, or 35%, as compared to the three months ended March 31, 2018, primarily due to:

•	the reduction in interest expense after the February 2018 Notes were repaid, and

•	an increase in interest income from investments as compared to the prior year comparable period, partially offset by

•	the gain on available-for-sale investments recorded in the three-month period ended March 31, 2018 for which no such gain was recognized in the three-month period ended March 31, 2019.

Income Taxes

Income tax expense for the three months ended March 31, 2019 and 2018, was $2.8 million and $1.0 million, respectively, which resulted primarily from applying the federal statutory income tax rate to income before income taxes. Our effective tax rate for the current period differs from the U.S. federal statutory rate of 21% due primarily to the effect of state income taxes and non-deductible executive compensation, less the foreign tax rate differential associated with our operations of Noden DAC in Ireland.

The uncertain tax positions did not change during the three months ended March 31, 2019 and 2018.

Our income tax returns are subject to examination by U.S. federal, foreign, state and local tax authorities for tax years 2000 forward. We are currently under audit by the California Franchise Tax Board (the “CFTB”) for the tax years 2009 through 2015 and the Internal Revenue Service (the “IRS”) for the tax year 2016. The timing of the audit resolution and the amount to be ultimately paid, if any, is uncertain. The outcome of these audits could result in the payment of tax amounts that differ from the amounts we have reserved for uncertain tax positions for the periods under audit resulting in incremental expense or a reversal of the reserves in a future period. At this time, we do not anticipate a material change in the unrecognized tax benefits related to the CFTB or IRS audits that would affect the effective tax rate or deferred tax assets over the next 12 months.

Net Income Per Share

Net income per share for the three months ended March 31, 2019 and 2018, is presented below:

	Three Months Ended
	March 31,
	2019	2018

Net income per share - basic	$0.05	$0.01
Net income per share - diluted	$0.05	$0.01

Liquidity and Capital Resources

We finance our operations primarily through royalty and other license-related revenues, public and private placements of debt and equity securities, interest income on invested capital and revenues from pharmaceutical and medical device product sales. We currently have 19 full-time employees at PDL managing our intellectual property, our asset acquisitions, operations and other corporate activities as well as providing for certain essential reporting and management functions of a public company. In addition, we have 18 full-time employees at our operating subsidiary, Noden, who manage Noden’s business and operations, and 73 full time employees at our operating subsidiary, LENSAR, who manage the medical device business and operations.

Our future capital requirements are difficult to forecast and will depend upon many factors, including our ability to identify and acquire pharmaceutical products or companies, the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, the resources we devote to developing and supporting our products and other factors. Additionally, we will continue to evaluate possible acquisitions of new pharmaceutical products or companies, which may require the use of cash or additional financing.

The general cash needs of our Pharmaceutical, Medical Devices and Income Generating Assets segments can vary significantly. In our Pharmaceutical segment, cash needs tend to be driven primarily by material purchases and anticipated near-term capital expenditures. In our Medical Devices segment, the primary factor determining cash needs is the funding of our operations and enhancing our product offerings. The cash needs of our Income Generating Assets segment tend to be driven by legal and professional service fees as well as the funding of potential repurchases of our common stock.

We had cash and cash equivalents in the aggregate of $366.3 million and $394.6 million at March 31, 2019 and December 31, 2018, respectively, representing a decrease of $28.3 million. The decrease was primarily attributable to:

•	the repurchase of common stock for $44.3 million, partially offset by

•	proceeds from royalty right payments of $12.6 million and

•	cash flows from operating activities of $4.5 million

On September 24, 2018, we announced that our board of directors authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $100.0 million pursuant to a share repurchase program. Repurchases under this share repurchase program will be made from time to time in the open market or in privately negotiated transactions and funded from our working capital. The amount and timing of such repurchases will depend upon the price and availability of shares, general market conditions and the availability of cash. Repurchases may also be made under a trading plan under Rule 10b5-1, which would permit shares to be repurchased when we might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. All shares of common stock repurchased under this share repurchase program are expected to be retired and restored to authorized but unissued shares of common stock. The Company repurchased 13.1 million shares of its common stock under this share repurchase program during the three months ended March 31, 2019, for an aggregate purchase price of $44.4 million, or an average cost of $3.38 per share, including trading commissions. Since the inception of this share repurchase program through March 31, 2019 the Company has repurchased 21.8 million shares for an aggregate purchase price of $69.9 million, or an average cost of $3.21 per share, including trading commissions. The program may be suspended or discontinued at any time without notice.

We believe that cash from future revenues from acquired pharmaceutical products, medical devices and/or income generating assets, net of operating expenses, debt service and income taxes, plus cash on hand, will be sufficient to fund our operations over the next several years. Our continued success is dependent on our ability to acquire new pharmaceutical products or companies, and the timing of these transactions, in order to provide recurring cash flows going forward that support our business model, and service our debt.

We continuously evaluate alternatives to create value for our stockholders, including, for example, by investing in late clinical or early commercial stage products or companies with attractive revenue growth potential, selling certain assets through optimally timed exit strategies, buying back our convertible notes, repurchasing our common stock or potentially selling our company.

We may consider additional debt or equity financings to support growth if cash flows from our existing business are not sufficient to fund future pharmaceutical product or company acquisitions.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

Convertible Senior Notes

As of March 31, 2019, our outstanding notes consisted of our December 2021 Notes, which in the aggregate totaled $150.0 million in principal.

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

Noden Purchase Agreement

Pursuant to the Noden Purchase Agreement, Noden is required to pay up to $95.0 million in milestone payments, subject to the occurrence of such milestones, including no generic entrants in the market prior to January 1, 2020 and the attainment of certain sales thresholds pertaining to the products we purchased from Novartis. As of December 31, 2018, we eliminated our accrual for these milestone payments. Given the launch of a generic form of aliskiren in the second quarter of 2019, which was anticipated prior to filing our Form 10-K for the year ended December 31, 2018, we do not believe any of these milestone payments will be made.

Guarantees

Redwood City Lease Guarantee

In connection with the Spin-Off of Facet, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. In April 2010, Abbott Laboratories acquired Facet and later renamed the entity AbbVie Biotherapeutics, Inc. (“AbbVie”). If AbbVie were to default under its lease obligations, the Company could be held liable by the landlord as a co-tenant and, thus, the Company has in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of March 31, 2019, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $31.0 million. For additional information regarding the Company’s lease guarantee, see Note 12, Commitments and Contingencies.

Purchase Obligation

Noden and Novartis entered into a supply agreement pursuant to which Novartis will manufacture and supply to Noden a bulk tableted form of the Noden Products, and for the additional supply of active pharmaceutical ingredient (“API”) form, for specified periods of time prior to the transfer of manufacturing responsibilities for the Noden Products to another manufacturer. The supply agreement may be terminated by either party for material breach that remains uncured for a specified time period. Noden has placed firm orders for bulk product of $22.5 million, which will be fulfilled within the next twelve months. Under the terms of the supply agreement, Noden is committed to purchase certain minimum quantities of bulk product and API that would amount to approximately $123.6 million over the next thirty-six months, of which $50.0 million is committed over the next twelve months. While the supply agreement provides that the parties will agree to reasonable accommodations with respect to changes in firm orders, we expect that Noden will meet the requirements of the supply agreement, unless otherwise negotiated. The commitments in the supply agreement terminate upon transfer to another manufacturer.

LENSAR and Coherent, Inc. entered into an Original Equipment Manufacturer agreement pursuant to which Coherent, Inc. will manufacture and supply to LENSAR Staccato Lasers. The supply agreement commits LENSAR to a minimum purchase obligation of approximately $7.4 million over the next twenty-four months, of which $5.1 million is committed over the next twelve months. We expect that LENSAR will meet this requirement.

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

Pursuant to the terms of the kaléo Note Sale Agreement, $1.4 million of the aggregate purchase price was deposited into an escrow account as a potential payment against certain contingencies, which expired on the 18-month anniversary of the closing date. The escrow period ended on March 20, 2019 and the escrow agent released the entire $1.4 million to us.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2019, there have been no material changes in our market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the chief executive officer and the chief financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

The information set forth in Note 12, Commitments and Contingencies, to our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q is incorporated by reference herein.

ITEM 1A.        RISK FACTORS

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information relating to the repurchases of our common stock made by us in the three months ended March 31, 2019 (in thousands, except per share amounts):

Fiscal Period			Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program
January 1, 2019	to	January 31, 2019	4,754	$3.13	13,428	$59,566	(1)
February 1, 2019	to	February 28, 2019	4,100	3.38	17,528	45,704
March 1, 2019	to	March 31, 2019	4,256	3.66	21,784	30,113
Total for the three months ended March 31, 2019			13,110	$3.38	21,784	$30,113
____________________
(1) On September 24, 2018, we announced that our board of directors authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $100.0 million pursuant to a share repurchase program. Repurchases under the share repurchase program will be made from time to time in the open market or in privately negotiated transactions and funded from our working capital. The amount and timing of such repurchases will depend upon the price and availability of shares, general market conditions and the availability of cash. Repurchases may also be made under a trading plan under Rule 10b5-1, which would permit shares to be repurchased when we might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. All shares of common stock repurchased under our share repurchase program are expected to be retired and restored to authorized but unissued shares of common stock. This repurchase program may be suspended or discontinued at any time without notice.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Title

3.1	Restated Certificate of Incorporation effective March 23, 1993 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed March 31, 1993)

3.2	Certificate of Amendment of Certificate of Incorporation effective August 21, 2001 (incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K filed March 14, 2002)

3.3	Certificate of Amendment of Certificate of Incorporation effective January 9, 2006 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed January 10, 2006

3.4	Certificate of Designation, Preferences and Rights of the Terms effective August 25, 2006 (incorporated by reference to Exhibit 3.4 to Registration Statement on Form 8-A filed September 6, 2006)

3.5	Third Amended and Restated Bylaws effective December 4, 2014 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed December 9, 2014)

3.6	Certificate of Amendment of Restated Certificate of Incorporation effective May 22, 2013 (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 filed June 21, 2013)

10.1*	Executive Severance Plan and Schedule of Benefits (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 10, 2019)

10.2	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 10, 2019)

10.3#*	2019 Annual Bonus Plan

12.1#	Ratio of Earnings to Fixed Charges

31.1#	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1#+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

#	Filed herewith.

*	Management contract or compensatory plan or arrangement.

+
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

Dated:	May 9, 2019
PDL BIOPHARMA, INC. (REGISTRANT)

/s/ Dominique Monnet
Dominique Monnet
President and Chief Executive Officer (Principal Executive Officer)

/s/ Peter S. Garcia
Peter S. Garcia
Vice President and Chief Financial Officer (Principal Financial Officer and Acting Principal Accounting Officer)