Form 10-Q
period 2019-06-30
PDL BIOPHARMA, INC.
filed 2019-08-07
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 (Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
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

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of July 30, 2019, there were 114,202,671 shares of the registrant’s Common Stock outstanding.

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

 PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Product revenue, net	$17,837	$31,761	$44,523	$55,085
Royalty rights - change in fair value	(40,399)	12,842	(28,142)	23,933
Royalties from Queen et al. patents	6	1,218	9	4,001
Interest revenue	—	751	—	1,500
License and other	30	3	(3)	574
Total revenues	(22,526)	46,575	16,387	85,093
Operating expenses
Cost of product revenue (excluding intangible asset amortization and impairment)	12,348	14,524	25,158	25,090
Amortization of intangible assets	1,598	6,384	3,170	12,677
General and administrative	10,483	14,529	20,945	26,190
Sales and marketing	2,073	5,385	4,803	10,898
Research and development	886	684	1,755	1,477
Impairment of intangible assets	—	152,330	—	152,330
Change in fair value of contingent consideration	—	(22,135)	—	(22,735)
Total operating expenses	27,388	171,701	55,831	205,927
Operating loss	(49,914)	(125,126)	(39,444)	(120,834)
Non-operating income (expense), net
Interest and other income, net	1,650	1,376	3,524	3,290
Interest expense	(2,984)	(2,811)	(5,939)	(6,396)
Equity affiliate - change in fair value	45,487	—	45,487	—
Total non-operating income (expense), net	44,153	(1,435)	43,072	(3,106)
(Loss) income before income taxes	(5,761)	(126,561)	3,628	(123,940)
Income tax (benefit) expense	(1,247)	(14,265)	1,525	(13,246)
Net (loss) income	(4,514)	(112,296)	2,103	(110,694)
Less: Net loss attributable to noncontrolling interests	(95)	—	(158)	—
Net (loss) income attributable to PDL’s shareholders	$(4,419)	$(112,296)	$2,261	$(110,694)

Net (loss) income per share
Basic	$(0.04)	$(0.76)	$0.02	$(0.74)
Diluted	$(0.04)	$(0.76)	$0.02	$(0.74)
Weighted-average shares outstanding
Basic	118,285	146,923	123,484	149,186
Diluted	118,285	146,923	124,040	149,186

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net (loss) income	$(4,514)	$(112,296)	$2,103	$(110,694)

Other comprehensive loss, net of tax
Change in unrealized gains (losses) on investments in available-for-sale securities:
Change in fair value of investments in available-for-sale securities, net of tax	—	—	—	(578)
Adjustment for net gains realized and included in net loss, net of tax	—	—	—	(603)
Total change in unrealized gains on investments in available-for-sale securities, net of tax	—	—	—	(1,181)	(a)
Total other comprehensive loss, net of tax	—	—	—	(1,181)
Comprehensive (loss) income	(4,514)	(112,296)	2,103	(111,875)
Less: Comprehensive loss attributable to noncontrolling interests	(95)	—	(158)	—
Comprehensive (loss) income attributable to PDL’s shareholders	$(4,419)	$(112,296)	$2,261	$(111,875)
 ______________________________________________
(a) Net of tax of $314 for the six months ended June 30, 2018.

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,	December 31,
	2019	2018
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$284,941	$394,590
Accounts receivable, net	17,872	21,648
Notes receivable	63,280	63,042
Inventory	16,263	18,942
Prepaid and other current assets	17,347	18,995
Total current assets	399,703	517,217
Property and equipment, net	6,914	7,387
Royalty rights - at fair value	315,642	376,510
Investment in equity affiliate	88,533	—
Notes receivables, long-term	547	771
Intangible assets, net	50,449	51,319
Other assets	28,673	10,532
Total assets	$890,461	$963,736

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,812	$13,142
Accrued liabilities	23,499	39,312
Accrued income taxes	25	16
Total current liabilities	38,336	52,470
Convertible notes payable	128,520	124,644
Other long-term liabilities	58,181	56,843
Total liabilities	225,037	233,957

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 350,000 shares authorized; 115,669 and 136,513 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1,157	1,365
Additional paid-in capital	(94,465)	(98,030)
Treasury stock, at cost; 179 and 750 shares held at June 30, 2019 and December 31, 2018, respectively	(546)	(2,103)
Retained earnings	759,080	828,547
Total PDL stockholders’ equity	665,226	729,779
Noncontrolling interests	198	—
Total stockholders’ equity	665,424	729,779
Total liabilities and stockholders’ equity	$890,461	$963,736

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(unaudited)

	PDL Stockholders’ Equity
	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	136,512,522	$1,365	$(2,103)	$(98,030)	$828,547	$—	$—	$729,779
Issuance of common stock, net of forfeitures	764,785	8	—	(8)	—	—	—	—
Stock-based compensation expense	—	—	—	1,169	—	—	—	1,169
Repurchase and retirement of common stock	(13,460,164)	(135)	613	—	(44,831)	—	—	(44,353)
Transfer of subsidiary shares to non-controlling interest	—	—	—	—	—	—	572	572
Comprehensive income:
Net income (loss)	—	—	—	—	6,680	—	(63)	6,617
Total comprehensive income	—	—	—	—	—	—	—	6,617
Balance at March 31, 2019	123,817,143	1,238	(1,490)	(96,869)	790,396	—	509	693,784
Issuance of common stock, net of forfeitures	37,996	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	2,175	—	—	—	2,175
Repurchase and retirement of common stock	(8,185,970)	(81)	944	—	(26,897)	—	—	(26,034)
Transfer of subsidiary shares to non-controlling interest	—	—	—	229	—	—	(216)	13
Comprehensive loss:
Net loss	—	—	—	—	(4,419)	—	(95)	(4,514)
Total comprehensive loss	—	—	—	—	—	—	—	(4,514)
Balance at June 30, 2019	115,669,169	$1,157	$(546)	$(94,465)	$759,080	$—	$198	$665,424

	PDL Stockholders’ Equity
	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	153,774,756	$1,538	$—	$(102,443)	$945,614	$1,181	$—	$845,890
Issuance of common stock	37,500	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	957	—	—	—	957
Repurchase and retirement of common stock	(1,000,000)	(10)	(1,188)	—	(2,961)	—	—	(4,159)
Comprehensive income:
Net income	—	—	—	—	1,602	—	—	1,602
Change in unrealized gains on investments in available-for-sale securities, net of tax	—	—	—	—	—	(1,181)	—	(1,181)
Total comprehensive income	—	—	—	—	—	—	—	421
Balance at March 31, 2018	152,812,256	1,528	(1,188)	(101,486)	944,255	—	—	843,109
Issuance of common stock, net of forfeitures	324,591	4	—	(3)	3	—	—	4
Stock-based compensation expense	—	—	—	1,260	—	—	—	1,260
Repurchase and retirement of common stock	(7,165,415)	(72)	1,188	—	(20,565)	—	—	(19,449)
Comprehensive loss:
Net loss	—	—	—	—	(112,296)	—	—	(112,296)
Total comprehensive loss	—	—	—	—	—	—	—	(112,296)
Balance at June 30, 2018	145,971,432	$1,460	$—	$(100,229)	$811,397	$—	$—	$712,628

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$2,103	$(110,694)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of convertible notes	3,876	3,911
Amortization of intangible assets	3,170	12,677
Amortization of right-of-use assets	441	—
Impairment of intangible assets	—	152,330
Change in fair value of royalty rights - at fair value	28,142	(23,933)
Change in fair value of equity affiliate	(37,907)	—
Change in fair value of derivative assets	(7,577)	(74)
Change in fair value of contingent consideration	—	(22,735)
Other amortization and depreciation	1,649	2,028
Gain on sale of available-for-sale securities	—	(764)
Loss on disposal of property and equipment	—	66
Provision for bad debts	(7)	43
Stock-based compensation expense	3,344	2,218
Deferred income taxes	(125)	(11,276)
Changes in assets and liabilities:
Accounts receivable	3,546	11,709
Prepaid and other current assets	1,647	(6,816)
Accrued interest on notes receivable	—	(150)
Inventory	1,857	(5,834)
Other assets	476	(1,531)
Accounts payable	1,670	(8,679)
Accrued liabilities	(14,656)	(11,759)
Accrued income taxes	9	(1,159)
Other long-term liabilities	167	666
Net cash used in operating activities	(8,175)	(19,756)
Cash flows from investing activities
Proceeds from sales of available-for-sale securities	—	4,116
Proceeds from royalty rights - at fair value	32,726	37,993
Purchase of intangible asset	(1,700)	—
Investment in equity affiliate	(60,000)	—
Purchase of property and equipment	(163)	(3,915)
Net cash (used in) provided by investing activities	(29,137)	38,194
Cash flows from financing activities
Repayment of convertible notes	—	(126,447)
Payment of contingent consideration	(1,071)	—
Repurchase of Company common stock	(71,266)	(23,604)
Net cash used in financing activities	(72,337)	(150,051)
Net decrease in cash and cash equivalents	(109,649)	(131,613)
Cash and cash equivalents at beginning of the period	394,590	527,266
Cash and cash equivalents at end of period	$284,941	$395,653

Supplemental cash flow information
Cash (refunded) paid for income taxes	$(2,693)	$3,980
Cash paid for interest	$2,063	$4,591

Supplemental schedule of non-cash investing and financing activities
Assets held for sale reclassified from other assets to intangible assets	$—	$1,811
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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying Notes to the Condensed Consolidated Financial Statements. The accounting estimates that require management’s most significant, difficult and subjective judgments include the valuation of royalty rights - at fair value, product revenue recognition and allowance for customer rebates and allowances, the valuation of notes receivable and inventory, the assessment of recoverability of intangible assets and their estimated useful lives, the valuation and recognition of stock-based compensation, the recognition and measurement of current and deferred income tax assets and liabilities, and the valuation of warrants to acquire shares of common stock. Actual results could differ from those estimates.

The Condensed Consolidated Financial Statements included herein include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Based on the nature of the Company’s existing investments and how they are managed, the Company structured its operations in four segments designated as Pharmaceutical, Medical Devices, Strategic Positions and Income Generating Assets. During the second quarter of 2019 the Company made an investment in Evofem Biosciences, Inc. (“Evofem”) and added a new segment designated as Strategic Positions. This had no impact on its prior segment reporting structure.

•
The Company’s Pharmaceutical segment consists of revenue derived from branded prescription medicine products sold under the name Tekturna® and Tekturna HCT® in the United States and Rasilez® and Rasilez HCT® in the rest of the world and an authorized generic form of Tekturna sold in the United States (collectively, the “Noden Products”). The branded prescription Noden Products were acquired from Novartis in July 2016 (the “Noden Transaction”) by the Company’s wholly-owned subsidiary, Noden Pharma DAC (“Noden DAC”). The Company, through its wholly-owned subsidiary, Noden Pharma USA Inc. (“Noden USA”) launched its authorized generic form of Tekturna in the United States in March 2019.

•
The Company’s Medical Devices segment consists of revenue derived from the LENSAR® Laser System sales made by the Company’s subsidiary, LENSAR, Inc. (“LENSAR”), which may include equipment, Patient Interface Devices (“PIDs” or “consumables”), procedure licenses, training, installation, warranty and maintenance agreements.

•
The Company’s Strategic Positions segment consists of an investment in Evofem. The Company’s investment includes shares of common stock and warrants to purchase additional shares of common stock. Evofem is a clinical-stage biopharmaceutical company committed to developing and commercializing innovative products to address unmet needs in women's sexual and reproductive health. Evofem is leveraging its proprietary Multipurpose Vaginal pH Regulator (MVP-R™) platform to develop Amphora® (L-lactic acid, citric acid and potassium bitartrate) for hormone-free birth control.

•
The Company’s Income Generating Assets segment consists of revenue derived from (i) royalty rights - at fair value, (ii) notes and other long-term receivables, (iii) equity investments and (iv) royalties from issued patents in the United States and elsewhere covering the humanization of antibodies (“Queen et al. patents”).

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Significant Accounting Policies

The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Summarized below and in Note 2, Investment in Evofem Biosciences, Inc., are the accounting pronouncements and policies adopted subsequent to December 31, 2018.

Adopted Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, that supersedes Accounting Standards Codification (“ASC”) 840, Leases. Subsequently, the FASB issued several updates to ASU No. 2016-02, codified in ASC Topic 842 (“ASC 842”). The Company adopted ASC 842, Leases, on January 1, 2019 using the modified retrospective method for all leases not substantially completed as of the date of adoption. The reported results for the three and six month periods ended June 30, 2019 reflect the application of ASC 842 guidance while the reported results for the three and six month periods ended June 30, 2018 were prepared under the guidance of ASC 840, which is also referred to herein as “legacy GAAP” or the “previous guidance”. The cumulative impact of the adoption of ASC 842 was not material, therefore, the Company did not record any adjustments to retained earnings. As a result of adopting ASC 842, the Company recorded operating lease right-of-use (“ROU”) assets of $2.1 million and operating lease liabilities of $2.1 million, primarily related to corporate office leases, based on the present value of the future lease payments on the date of adoption. Changes to lessor accounting focused on conforming with certain changes made to lessee accounting and the recently adopted revenue recognition guidance. The adoption of ASC 842 did not materially change how the Company accounts for lessor arrangements.
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
Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses the implicit rate when readily determinable at lease inception. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s remaining lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis as operating expense in the Condensed Consolidated Statements of Operations over the lease term.
Lessor arrangements
The Company leases medical device equipment to customers in both operating lease and sales-type lease arrangements generated from its Medical Devices segment.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

For sales-type leases, the Company derecognizes the carrying amount of the underlying asset and capitalizes the net investment in the lease, which consists of the total minimum lease payments receivable from the lessee, at lease inception. The Company does not estimate an unguaranteed residual value of the equipment at lease termination because the equipment transfers to the lessee upon completion of the lease. Selling profit or loss is recognized at lease inception. Initial direct costs are recognized as an expense, unless there is no selling profit or loss. If there is no selling profit or loss, initial direct costs are deferred and recognized over the lease term. The Company recognizes interest income from the lease receivable over the lease term in Interest and other income, net in the Condensed Consolidated Statements of Operations.

For operating leases, rental income is recognized on a straight-line basis over the lease term. The cost of customer-leased equipment is recorded within Property and equipment, net in the accompanying Condensed Consolidated Balance Sheets and depreciated over the equipment’s estimated useful life. Depreciation expense associated with the leased equipment under operating lease arrangements is reflected in Cost of product revenue in the accompanying Condensed Consolidated Statements of Operations. Some of the Company’s operating leases include a purchase option for the customer to purchase the leased asset at the end of the lease arrangement. The Company manages its risk on its investment in the equipment through pricing and the term of the leases. Lessees do not provide residual value guarantees on leased equipment. Equipment returned to the Company may be leased or sold to other customers. Initial direct costs are deferred and recognized over the lease term.

Leases are generally not cancellable until after an initial term and may or may not require the customer to purchase a minimum number of procedures and consumables throughout the contract term.

For lease arrangements with lease and non-lease components where the Company is the lessor, the Company allocates the contract’s transaction price to the lease and non-lease components on a relative standalone selling price basis using the Company’s best estimate of the standalone selling price of each distinct product or service in the contract. Allocation of the transaction price is determined at the inception of the lease arrangement. The Company’s leases primarily consist of leases with fixed lease payments. For those leases with variable lease payments, the variable lease payment is typically based upon use of the leased equipment or the purchase of procedure licenses and consumables used with the leased equipment. Non-lease components are accounted for under ASC 606, Revenue from Contracts with Customers. For additional information regarding ASC 606, see Note 15, Revenue from Contracts with Customers.
Intangibles-Goodwill and Other
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. Under the amendments, an entity will recognize an impairment charge for the amount by which the carrying value exceeds the fair value. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2019 on a prospective basis and early adoption is permitted. The Company adopted the requirements of ASU No. 2017-04 on January 1, 2019. The adoption did not have an effect on the Company’s Consolidated Financial Statements on the adoption date.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The new guidance amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. ASU No. 2016-13 has an effective date of the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on its Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement. The new guidance modifies disclosure requirements related to fair value measurement. The amendments in ASU No. 2018-13 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. Early adoption is permitted. The standard also allows for early adoption of any removed or modified disclosures upon issuance of ASU No. 2018-13 while delaying adoption of the additional disclosures until their effective date. The Company is currently evaluating the impact of this guidance on the its Consolidated Financial Statement disclosures.

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

2. Investment in Evofem Biosciences, Inc.

Equity Investment in Evofem Biosciences, Inc.

On April 10, 2019, the Company entered into a securities purchase agreement with Evofem and two other purchasers, pursuant to which the Company purchased $60.0 million of Evofem securities in a private placement. The transaction was structured in two tranches.

The first tranche closed on April 11, 2019, pursuant to which the Company invested $30.0 million to purchase 6,666,667 shares of Evofem common stock at $4.50 per share and was also issued warrants to purchase up to 1,666,667 shares of Evofem common stock exercisable for seven years beginning six months after the issuance date at an exercise price of $6.38 per share.

The second tranche closed on June 10, 2019, pursuant to which the Company invested an additional $30.0 million to purchase an additional 6,666,667 shares of Evofem common stock at $4.50 per share and was also issued warrants to purchase up to an additional 1,666,667 shares of Evofem common stock with the same terms as the warrants issued in the first tranche. Following the closing of the second tranche, the Company appointed one member to Evofem’s Board of Directors and has a limited right to have one board observer participate in Evofem board meetings.

The Company has registration rights on customary terms for all Evofem shares issued under the securities purchase agreement, including the shares underlying the warrants.

As of June 30, 2019, the Company owned approximately 29% of Evofem’s common stock. The Company’s investment in Evofem qualifies for equity method accounting given its percentage ownership in Evofem and the ability to exercise significant influence. The Company elected the fair value method to account for its investment in Evofem as it believes it better reflects economic reality, the financial reporting of the investment and the current value of the asset. Changes in fair value of the Evofem equity investment are presented in Non-operating income (expense), net on the Condensed Consolidated Statements of Operations. Because the mark to market valuation will occur at the end of each quarterly reporting period, changes in fair value will vary based upon the volatility of the stock price. The Evofem equity investment is presented on the Condensed Consolidated Balance Sheet as an Investment in equity affiliate and reflects the fair value of the equity investment at the end of the reporting period.

For the three and six months ended June 30, 2019, the Company has recognized an unrealized gain of $45.5 million, of which $37.9 million was related to Evofem common stock and $7.6 million was related to Evofem warrants.

Following are condensed consolidated balance sheet data for Evofem as of June 30, 2019:

(in thousands)	June 30, 2019
(unaudited)

Current assets	$52,849
Non-current assets	$1,566
Current liabilities	$18,623
Non-current liabilities	$—
Total stockholders’ equity	$35,792

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Following are condensed consolidated statements of operations data for Evofem for the three and six months ended June 30, 2019:

	Three months ended	Six months ended
(in thousands)	June 30, 2019	June 30, 2019
	(unaudited)	(unaudited)

Revenues	$—	$—
Operating loss	$(11,941)	$(25,573)
Net loss	$(35,450)	$(53,518)

3. Cash and Cash Equivalents

As of June 30, 2019 and December 31, 2018 the Company had invested its excess cash balances primarily in money market funds. The fair values of cash equivalents approximate their carrying values due to the short-term nature of such financial instruments.

The following table summarizes the Company’s cash and cash equivalents by significant investment category as of June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2019	December 31, 2018

Cash	$55,987	$167,871
Money market funds	228,954	226,719
Total	$284,941	$394,590

The Company recognized zero and $0.8 million of gains on sales of available-for-sale securities in the three and six months ended June 30, 2018, respectively. As of June 30, 2019 and December 31, 2018 the Company had no available-for-sale securities.

4. Inventories

Inventories consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018

Raw materials	$6,023	$6,214
Work in process	2,629	549
Finished goods	7,611	12,179
Total inventory	$16,263	$18,942

As of June 30, 2019 and December 31, 2018, the Company deferred approximately $0.1 million and $0.5 million, respectively, of costs associated with inventory transfers made under the Company’s third party logistic provider service arrangement. These costs have been recorded as Prepaid and other current assets on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018. The Company will recognize the cost of product sold as inventory is transferred from its third-party logistics provider to the Company’s customers.

5. Fair Value Measurements

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

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Level 2 – based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 – based on unobservable inputs using management’s best estimate and assumptions when inputs are unavailable.

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table presents the fair value of the Company’s financial instruments measured at fair value on a recurring basis by level within the valuation hierarchy:

	June 30, 2019				December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Financial assets:
Money market funds	$228,954	$—	$—	$228,954	$226,719	$—	$—	$226,719
Corporate securities(1)	88,533	—	—	88,533	—	—	—	—
Warrants(2)	—	17,013	—	17,013	—	62	—	62
Royalty rights - at fair value	—	—	315,642	315,642	—	—	376,510	376,510
Total	$317,487	$17,013	$315,642	$650,142	$226,719	$62	$376,510	$603,291

Financial liabilities:
Contingent consideration, current(3)	$—	$—	$—	$—	$—	$—	$1,071	$1,071
Total	$—	$—	$—	$—	$—	$—	$1,071	$1,071
___________________

(1)	Corporate securities are classified as “Investment in equity affiliate” on the Condensed Consolidated Balance Sheet.

(2)	Warrants are included in “Other assets” on the Condensed Consolidated Balance Sheets.

(3)	Contingent consideration, current is classified as “Accrued liabilities” on the Condensed Consolidated Balance Sheet.

There have been no transfers between levels during the periods presented in the table above. The Company recognizes transfers between levels on the date of the event or change in circumstances that caused the transfer.

Money Market Funds - The fair values of cash equivalents approximate their carrying values due to the short-term nature of such financial instruments.

Corporate Securities - Corporate securities consists of common stock shares of Evofem, a clinical-stage biopharmaceutical company listed on Nasdaq. For additional information on the Evofem investment, see Note 2, Investment in Evofem.

Warrants - Warrants consist of rights to purchase shares of common stock in Evofem and CareView Communications, Inc. (“CareView”), see Note 2, Investment in Evofem, and Note 6, Notes and Other Long-Term Receivables. The fair value of the warrants is estimated using recently quoted market prices of the underlying equity security and the Black-Scholes option pricing model.

Royalty Rights - At Fair Value

Assertio (Depomed) Royalty Agreement

On October 18, 2013, the Company entered into the Royalty Purchase and Sale Agreement (the “Assertio Royalty Agreement”) with Assertio Therapeutics, Inc. (formerly known as Depomed, Inc.), and Depo DR Sub, LLC (together, “Assertio”), whereby the Company acquired the rights to receive royalties and milestones payable on sales of five Type 2 diabetes products licensed

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

by Assertio in exchange for a $240.5 million cash payment. Total consideration was $241.3 million, which was comprised of the $240.5 million cash payment to Assertio and $0.8 million in transaction costs.

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

In February 2013, a generic equivalent to Glumetza was approved by the U.S. Food and Drug Administration (“FDA”) and in August 2016, two additional generic equivalents to Glumetza were approved by the FDA. In February 2016, Lupin Pharmaceuticals, Inc., in August 2017, Teva Pharmaceutical Industries Ltd., and in July 2018, Sun Pharmaceutical, Inc. (“Sun”) each launched a generic equivalent approved product. In May 2017, the Company received notification that a subsidiary of Valeant had launched an authorized generic equivalent product in February 2017, and the Company received royalties on such authorized generic equivalent product under the same terms as the branded Glumetza product, retroactive to February 2017. The Company continues to monitor whether the generic competition further affects sales of Glumetza and thus royalties on such sales paid to the Company, and the impact of the launched authorized generic equivalent. Due to the uncertainty around Bausch Health’s marketing and pricing strategy, as well as Sun’s recently launched generic product and limited historical demand data after generic market entrance, the Company may need to further evaluate future cash flows in the event of more rapid reduction or increase in market share of Glumetza and its authorized generic equivalent product and/or a further erosion in net pricing.

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

On August 2, 2018, PDL Investment Holding, LLC (“PDLIH”), a wholly-owned subsidiary of the Company and assignee from the Company under the Assertio Royalty Agreement, entered into an amendment to the Assertio Royalty Agreement with Assertio. Pursuant to the amendment, PDLIH purchased all of Assertio’s remaining interests in royalty and milestone payments payable on sales of Type 2 diabetes products licensed by Assertio for $20.0 million. Prior to the amendment, the Assertio Royalty Agreement provided that the Company would have received all royalty and milestone payments due under license agreements between Assertio and its licensees until the Company received payments equal to two times the cash payment it made to Assertio, or approximately $481.0 million, after which all net payments received by Assertio would have been shared equally between the Company and Assertio. Following the amendment, the Assertio Royalty Agreement provides that the Company will receive all royalty and milestone payments due under the license agreements between Assertio and its licensees. The Company has elected to continue to follow the fair value option and carry the financial asset at fair value.

The Assertio Royalty Agreement terminates on the third anniversary following the date upon which the later of the following occurs: (a) October 25, 2021, or (b) at such time as no royalty payments remain payable under any license agreement and each of the license agreements has expired by its terms.

As of December 31, 2018, in conjunction with the amendment described above, the Company was provided the power to direct the activities of Depo DR Sub, LLC and is the primary beneficiary of Depo DR Sub, LLC; therefore, Depo DR Sub, LLC is subject to consolidation by the Company. As of June 30, 2019, Depo DR Sub, LLC did not have any assets or liabilities of value for consolidation with the Company.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

In October 2018, PDL submitted notice of its intent to exercise its audit right under the Assertio Royalty Agreement with respect to Glumetza royalties for the period beginning January 1, 2016 and ending December 31, 2018. No material adjustments were identified in connection with this audit.

The financial asset acquired represents a single unit of accounting. This financial asset is classified as a Level 3 asset within the fair value hierarchy, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future commercialization for products not yet approved by regulatory agencies outside of the United States. The estimated fair value of the financial asset acquired was determined by using a discounted cash flow analysis related to the expected future cash flows to be generated by each licensed product. The discounted cash flows are based upon expected royalties from sales of licensed products over approximately an eight-year period. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. The Company periodically assesses the expected future cash flows and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than the original estimates, the Company will adjust the estimated fair value of the asset. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $6.6 million, respectively. Significant judgment is required in selecting appropriate discount rates. The discount rates utilized range from 10% to 24%. Should these discount rates increase or decrease by 2.5%, the fair value of the asset could decrease by $22.2 million or increase by $26.3 million, respectively.

As of June 30, 2019, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date for the above described royalty streams.

As of June 30, 2019, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $263.9 million and the maximum loss exposure was $263.9 million.

Viscogliosi Brothers Royalty Agreement

On June 26, 2014, the Company entered into a Royalty Purchase and Sale Agreement (the “VB Royalty Agreement”) with Viscogliosi Brothers, LLC (“VB”), whereby VB conveyed to the Company the right to receive royalties payable on sales of a spinal implant that has received pre-market approval from the FDA held by VB and commercialized by Paradigm Spine, LLC (“Paradigm Spine”), in exchange for a $15.5 million cash payment, less fees. Paradigm Spine was acquired in March 2019 by RTI Surgical Holdings, Inc.

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

The estimated fair value of the royalty rights at June 30, 2019, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over approximately a nine-year period. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. The Company periodically assesses the expected future cash flows and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than the original estimates, the Company will adjust the estimated fair value of the asset. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $0.4 million, respectively. Significant judgment is required in selecting the appropriate discount rate. The discount rate utilized was 15.0%. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.3 million or increase by $1.5 million, respectively.

As of June 30, 2019, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

As of June 30, 2019, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $14.4 million and the maximum loss exposure was $14.4 million.

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

The estimated fair value of the royalty right at June 30, 2019 was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over approximately a three-year period. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. An evaluation of those estimates, discount rate utilized and general market conditions affecting fair market value is performed in each reporting period. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $0.6 million, respectively. Significant judgment is required in selecting the appropriate discount rate. The discount rate utilized was approximately 12.8%. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $0.9 million or increase by $1.0 million, respectively.

As of June 30, 2019, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows.

As of June 30, 2019, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $24.3 million and the maximum loss exposure was $24.3 million.

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

As of June 30, 2019, and December 31, 2018, the Company determined that its royalty rights under the AcelRx Royalty Agreement represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of ARPI LLC that most significantly impact ARPI LLC’s economic performance and is not the primary beneficiary of ARPI LLC; therefore, ARPI LLC is not subject to consolidation by the Company.

Due to the slower than expected adoption of the product since its initial launch relative to the Company’s estimates and the increased variance noted between the Company’s forecast model and actual results in the three months ended June 30, 2019, the Company utilized a third-party expert in the second quarter of 2019 to reassess the market and expectations for the Zalviso product. Key findings from the third-party study included: the post-surgical PCA (Patient-Controlled Analgesia) market being smaller than previously forecasted; the higher price of the product relative to alternative therapies, the product not being used as

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

a replacement for systemic opioids and the design of the delivery device, which is pre-filled for up to three days of treatment, which restricts its use for shorter recovery time procedures. Based on this analysis and the impact to the projected sales-based royalties and milestones, the Company wrote down the fair value of the royalty asset by $60.0 million in the second quarter of 2019.

The estimated fair value of the royalty right at June 30, 2019 was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over approximately a fourteen-year period. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. An evaluation of those estimates, discount rate utilized and general market conditions affecting fair market valuation is performed for each reporting period. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by less than $0.3 million, respectively. Significant judgment is required in selecting the appropriate discount rate. The discount rate utilized was approximately 13.4%. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.2 million or increase by $1.5 million, respectively.

As of June 30, 2019, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date.

As of June 30, 2019, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $12.5 million and the maximum loss exposure was $12.5 million.

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

The estimated fair value of the royalty right at June 30, 2019, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of a licensed product over approximately a six-year period. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. An evaluation of those estimates, discount rate utilized and general market conditions affecting fair market value is performed in each reporting period. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by less than $0.1 million, respectively. Significant judgment is required in selecting the appropriate discount rate. The discount rate utilized was approximately 14.4%. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease or increase by less than $0.1 million, respectively.

As of June 30, 2019, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date.

As of June 30, 2019, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $0.6 million and the maximum loss exposure was $0.6 million.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following tables summarize the changes in Level 3 Royalty Right Assets and the gains and losses included in earnings for the six months ended June 30, 2019:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Royalty Rights Assets

(in thousands)	Royalty Rights - At Fair Value
Fair value as of December 31, 2018		$376,510

Total net change in fair value for the period
Change in fair value of royalty rights - at fair value	$(28,142)
Proceeds from royalty rights - at fair value	$(32,726)
Total net change in fair value for the period		(60,868)

Fair value as of June 30, 2019		$315,642

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Royalty Rights Assets

	Fair Value as of	Royalty Rights -	Fair Value as of
(in thousands)	December 31, 2018	Change in Fair Value	June 30, 2019

Assertio (formerly Depomed)	$264,371	$(459)	$263,912
VB	14,108	265	14,373
U-M	25,595	(1,316)	24,279
AcelRx	70,380	(57,886)	12,494
KYBELLA	2,056	(1,472)	584
	$376,510	$(60,868)	$315,642

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the changes in Level 3 Liabilities and the gains and losses included in earnings for the six months ended June 30, 2019:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Liabilities

(in thousands)	Contingent Consideration
Fair value as of December 31, 2018	$(1,071)

Settlement of financial instrument(1)	1,071

Fair value as of June 30, 2019	$—
______________

(1)	Represents the final conversion consideration and earn out liability for the LENSAR acquisition of assets from Precision Eye Services.

Gains and losses from changes in Level 3 assets included in earnings for each period are presented in “Royalty rights - change in fair value” and gains and losses from changes in Level 3 liabilities included in earnings for each period are presented in “Change in fair value of anniversary payment and contingent consideration” as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018

Total change in fair value for the period included in earnings for royalty right assets held at the end of the reporting period	$(40,399)	$12,842	$(28,142)	$23,933

Total change in fair value for the period included in earnings for liabilities held at the end of the reporting period	$—	$22,135	$—	$22,735

Assets/Liabilities Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets consist of long-lived assets, including property and equipment and intangible assets and the shares of Alphaeon Class A common stock, received in connection with loans made to LENSAR by the Company prior to its acquisition of LENSAR. During the three months ended June 30, 2018, the Company recorded an impairment charge of $152.3 million for the Noden intangible assets related to the increased probability of a generic form of aliskiren being launched in the United States. As a result of this impairment charge, which was based on the estimated fair value of the assets, the remaining carrying value of these intangible assets was determined to be $40.1 million. The fair value calculation included level 3 inputs. The Company’s carrying value of the investment in Alphaeon as of both June 30, 2019 and December 31, 2018 is $6.6 million based on an estimated per share value of $3.84, which was established by a valuation performed when the 1.7 million shares were acquired. The value of the Company’s investment in Alphaeon is not readily determinable as Alphaeon’s shares are not publicly traded. The Company evaluates the fair value of this investment by performing a qualitative assessment each reporting period. If the results of this qualitative assessment indicate that the fair value is less than the carrying value, the investment is written down to its fair value. There have been no such write downs since the Company acquired these shares. This investment is included in Other long-term assets. For additional information on the Alphaeon investment, see Note 6, Notes and Other Long-Term Receivables.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Assets/Liabilities Not Subject to Fair Value Recognition

The following tables present the fair value of assets and liabilities not subject to fair value recognition by level within the valuation hierarchy:

	June 30, 2019			December 31, 2018
(in thousands)	Carrying Value	Fair Value Level 2	Fair Value Level 3	Carrying Value	Fair Value Level 2	Fair Value Level 3

Assets:
Wellstat Diagnostics note receivable	$50,191	$—	$59,240	$50,191	$—	$57,322
Hyperion note receivable	1,200	—	1,200	1,200	—	1,200
CareView note receivable	11,458	—	11,458	11,458	—	11,458
Total	$62,849	$—	$71,898	$62,849	$—	$69,980

Liabilities:
December 2021 Notes	$128,520	$157,017	$—	$124,644	$151,356	$—
Total	$128,520	$157,017	$—	$124,644	$151,356	$—

During the year ended December 31, 2018 the Company recorded an impairment loss of $8.2 million to the note receivable with CareView Communications, Inc. (“CareView”). There were no impairment losses on notes receivable in the three and six month periods ended June 30, 2019.

As of June 30, 2019 and December 31, 2018, the estimated fair values of the Hyperion Catalysis International, Inc. (“Hyperion”) note receivable, and CareView note receivable were determined using discounted cash flow models, incorporating expected principal and interest payments. In addition, during the year ended December 31, 2018, the fair value of the CareView note receivable also considered the recoverability of the note receivable balance utilizing third-party revenue multiples for small cap healthcare technology companies. As of June 30, 2019 and December 31, 2018, the estimated fair value of the Wellstat Diagnostics note receivable was determined by using an asset approach and discounted cash flow model related to the underlying collateral and adjusted to consider estimated costs to sell the assets.

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

The CareView note receivable is secured by substantially all assets of, and equity interests in CareView. The Wellstat Diagnostics note receivable is secured by substantially all assets of Wellstat Diagnostics and is supported by a guaranty from the Wellstat Diagnostics Guarantors (as defined in Note 6, Notes and Other Long-Term Receivables).

On June 30, 2019, the carrying value of one of the Company’s notes receivable assets differed from its estimated fair value. This is the result of inputs used in estimating the fair value of the collateral, including appraisals, projected cash flows of collateral assets and discount rates used when performing a discounted cash flow analysis.

The fair values of the Company’s convertible senior notes were determined using quoted market pricing.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table represents significant unobservable inputs used in determining the estimated fair value of impaired notes receivable investments:

Asset	Valuation Technique	Unobservable Input	June 30, 2019	December 31, 2018

Wellstat Diagnostics
Wellstat Guarantors intellectual property	Income Approach
		Discount rate	12%	12%
		Royalty amount	$21 million	$21 million
Settlement Amount	Income Approach
		Discount rate	15%	15%
		Settlement amount	$34 million	$34 million

Real Estate Property	Market Approach
		Annual appreciation rate	4%	4%
		Estimated realtor fee	6%	6%
		Estimated disposal date	9/30/2019	9/30/2019

CareView
Note receivable cash flows	Income Approach
		Discount rate	30%	30%

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

On October 14, 2016, the Company sent a notice of default and reference to foreclosure proceedings to certain of the Wellstat Diagnostics Guarantors which are not defendants in the New York action, but which are owners of real estate assets over which a deed of trust in favor of the Company securing the guarantee of the loan to Wellstat Diagnostics had been executed. On March

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

2, 2017, the Company sent a second notice to foreclose on the real estate assets, and noticed the sale for March 29, 2017. The sale was taken off the calendar by the trustee under the deed of trust and has not been re-scheduled yet. On March 6, 2017, the Company sent a letter to the Wellstat Diagnostics Guarantors seeking information in preparation for a UCC Article 9 sale of some or all of the intellectual property-related collateral of the Wellstat Diagnostics Guarantors. The Wellstat Diagnostics Guarantors did not respond to the Company’s letter, but on March 17, 2017, filed an order to show cause with the Supreme Court of New York to enjoin the Company’s sale of the real estate or enforcing its security interests in the Wellstat Diagnostics Guarantors’ intellectual property during the pendency of any action involving the guarantees at issue. On February 6, 2018, the Supreme Court of New York issued an order from the bench which enjoins the Wellstat Diagnostics Guarantors from selling, encumbering, removing, transferring or altering the collateral pending the outcome of the proceedings before it. The Supreme Court of New York also issued an order precluding the Company from foreclosing on certain of the Wellstat Diagnostics Guarantors’ collateral pending the outcome of the proceedings before it. In September of 2018, discovery in the New York action was completed. Summary judgment motions were filed by Wellstat Diagnostics and the Company in 2018 and a hearing was held on May 22, 2019. The court has not yet issued a decision on the motions.

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

On October 22, 2015, certain of the Wellstat Diagnostics Guarantors filed a separate complaint against the Company in the Supreme Court of New York seeking a declaratory judgment that certain contractual arrangements entered into between the parties subsequent to Wellstat Diagnostics’ default, and which relate to a split of proceeds in the event that the Wellstat Diagnostics Guarantors voluntarily monetize any assets that are the Company’s collateral, is of no force or effect. This case has been joined for all purposes, including discovery and trial, and consolidated with the pending case filed by the Company. The Wellstat Diagnostic Guarantors filed a summary judgment motion with regard to this case, which was also heard by the court at the hearing on May 22, 2019. The court has not yet issued a decision on this motion.

Effective April 1, 2014, and as a result of the event of default, the Company determined the loan to be impaired and it ceased to accrue interest revenue. At that time and as of June 30, 2019, it has been determined that an allowance on the carrying value of the note was not necessary, as the Company believes the value of the collateral securing Wellstat Diagnostics’ obligations exceeds the carrying value of the asset and is sufficient to enable the Company to recover the current carrying value of $50.2 million. The Company continues to closely monitor the timing and expected recovery of amounts due, including litigation and other matters related to Wellstat Diagnostics Guarantors’ assets. There can be no assurance that an allowance on the carrying value of the notes receivable investment will not be necessary in a future period depending on future developments.

Hyperion Agreement

On January 27, 2012, the Company and Hyperion (which is also a Wellstat Diagnostics Guarantor) entered into an agreement whereby Hyperion sold to the Company the royalty streams accruing from January 1, 2012 through December 31, 2013 due from Showa Denko K.K. (“SDK”) related to a certain patent license agreement between Hyperion and SDK dated December 31, 2008. In exchange for the lump sum payment to Hyperion of $2.3 million, in addition to any royalties from SDK, the Company was to receive two equal payments of $1.2 million on March 5, 2013 and March 5, 2014. The first payment of $1.2 million was paid on March 5, 2013, but the second payment that was due on March 5, 2014 has not been made by Hyperion. Effective as of such date and as a result of the event of default, the Company ceased to accrue interest revenue. As of June 30, 2019, the estimated fair value of the collateral was determined to be in excess of the carrying value. There can be no assurance of realizing value from such collateral in the event of the Company’s foreclosure on the collateral.

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

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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

In September 2018, the Company entered into an amendment to the February 2018 Modification Agreement with CareView whereby the Company agreed, effective as of September 28, 2018, that a lower liquidity covenant would be applicable. In December 2018, the Company further modified the loan by agreeing that (i) a lower liquidity covenant would be applicable, (ii) the first principal payment would be deferred until January 31, 2019, and (iii) the scheduled interest payment due December 31, 2018 would be deferred until January 31, 2019. In December 2018, and in consideration of the further modification to the credit agreement, the Company completed an impairment analysis and determined that the note was impaired and recorded an impairment loss of $8.2 million. For additional information see Note 5, Fair Value Measurements. As of March 31, 2019, the principal repayment and interest payments were deferred until April 30, 2019. The principal repayment and interest payment were subsequently deferred until May 15, 2019. In May 2019, and in consideration of additional capital raised by CareView, the Company further modified the loan by agreeing that (i) the first principal and interest payments would be deferred until September 30, 2019 and (ii) the remaining liquidity covenant would be removed. As of June 30, 2019, the Company performed an analysis and determined that no additional impairment was required and estimated the fair value of the warrants to be less than $0.1 million.

7. Leases

Lessee arrangements

The Company has operating leases for corporate offices and certain equipment. The Company’s operating leases have remaining lease terms ranging from one to eight years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within three years.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The components of lease expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018

Operating lease cost	$234	$324	$467	$609
Short-term lease cost	19	12	44	24
Total lease cost	$253	$336	$511	$633

Supplemental cash flow information related to leases is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$235	$324	$450	$609
Right-of-use-assets obtained in exchange for lease obligations:
Operating leases	$—	N/A	$2,111	N/A
_______________
N/A    Not applicable

The following table presents the lease balances within the Condensed Consolidated Balance Sheet, weighted-average remaining lease term, and weighted-average discount rates related to the Company’s operating leases (in thousands):

Operating Leases	Classification	June 30, 2019

Operating lease ROU assets	Other assets	$1,661

Operating lease liabilities, current	Accrued liabilities	$807
Operating lease liabilities, long-term	Other long-term liabilities	891
Total operating lease liabilities	Total operating lease liabilities	$1,698

Weighted-average remaining lease term		2.00 years
Weighted-average discount rate		6%

Maturities of operating lease liabilities as of June 30, 2019 are as follows (in thousands):

Fiscal Year	Amount

2019 (Remaining six months)	$472
2020	837
2021	473
2022	—
2023	—
Thereafter	—
Total operating lease payments	1,782
Less: imputed interest	84
Total operating lease liabilities	$1,698

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Future minimum operating lease payments as of December 31, 2018 were as follows (in thousands):

Fiscal Year	Amount

2019	$1,140
2020	1,003
2021	559
2022	—
2023	—
Thereafter	—
Total	$2,702

As of June 30, 2019, the Company had no additional significant operating or finance leases that had not yet commenced.

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

The components of lease income are as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(in thousands)	Classification	2019	2018	2019	2018

Sales-type lease selling price	Product revenue, net	$—	$—	$—	$151
Cost of underlying asset		—	—	—	58
Operating profit		$—	$—	$—	$209

Interest income on the lease receivable	Interest and other income, net	$14	$12	$26	$24

Initial direct costs incurred	Operating expense	$—	$—	$—	$8

Operating lease Income	Product revenue, net	$1,355	$2,840	$2,592	$4,125

Net investment in sales-type leases are as follows:

(in thousands)	Classification	June 30, 2019	December 31, 2018

Lease payment receivable, current	Accounts receivable, net and Notes receivable, current	$431	$533
Lease payment receivable, long-term	Notes receivable, long-term and Other assets	547	475
Total lease payment receivable		$978	$1,008

Equipment under lease is stated at cost less accumulated depreciation and is classified as “Property and equipment, net” on the Condensed Consolidated Balance Sheets. Depreciation is computed using the straight-line method over an estimated useful life of the greater of the lease term or five years to ten years. Equipment under lease is as follows:

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(in thousands)	June 30, 2019	December 31, 2018

Equipment under lease	$6,758	$6,529
Less accumulated depreciation	(4,698)	(3,665)
Equipment under lease, net	$2,060	$2,864

Maturities of sales-type lease receivables as of June 30, 2019 are as follows (in thousands):

Fiscal Year	Amount

2019 (Remaining six months)	$245
2020	394
2021	198
2022	150
2023	52
Thereafter	—
Total undiscounted cash flows	1,039
Present value of lease payments (recognized as lease receivables)	978
Difference between undiscounted and discounted cash flows	$61

Maturities of operating lease receivables as of June 30, 2019 are as follows (in thousands):

Fiscal Year	Amount

2019 (Remaining six months)	$1,274
2020	1,587
2021	551
2022	116
2023	29
Thereafter	—
Total undiscounted cash flows	$3,557

8. Intangible Assets

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

Accordingly, management evaluated the ongoing value of the Noden DAC asset group based upon the probability of Anchen’s market entry of a generic version of aliskiren in the United States and the associated cash flows and conducted a test for impairment. Due to the increased probability of a generic version of aliskiren being launched in the United States, the Company revised its estimates of future cash flows and as a result of this analysis, determined that the sum of undiscounted cash flows was not greater than the carrying value of the assets. Therefore, the Company performed a discounted cash flow analysis to estimate the fair value of the asset group in accordance with ASC Topic 360, Impairment or Disposal of Long-lived Assets. The cash flows used in this analysis are those expected to be generated by market participants, discounted to reflect an appropriate

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

amount of risk, which was determined to be 21%. The Company concluded that the Noden DAC acquired product rights and customer relationship long-lived assets, with a carrying amount of $192.5 million, were no longer recoverable and wrote them down to their estimated fair value of $40.1 million, resulting in an impairment charge of $152.3 million in the second quarter of 2018. This write-down is included in “Impairment of intangible assets” in the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows.

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

In April 2019, LENSAR acquired certain intellectual property from a third-party for $2.0 million in cash and obligations to pay a $0.3 million milestone payment and royalties upon the completion of certain events.

The components of intangible assets as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019			December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Finite-lived intangible assets:
Acquired products rights(1)	$36,143	$(4,517)	$31,626	$36,143	$(2,258)	$33,885
Customer relationships(1) (2) (4)	8,028	(1,209)	6,819	8,028	(782)	7,246
Acquired technology(2) (3) (5)	13,311	(1,630)	11,681	11,011	(1,203)	9,808
Acquired trademarks(2)	570	(247)	323	570	(190)	380
	$58,052	$(7,603)	$50,449	$55,752	$(4,433)	$51,319
________________

(1)	The Company acquired certain intangible assets as part of the Noden transaction. They are being amortized on a straight-line basis over a weighted-average period of eight years.

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

(4)	LENSAR acquired certain intangible assets for customer relationships from Precision Eye Services, which are being amortized using a double-declining method over a period of 20 years.

(5)	LENSAR acquired certain intangible assets from a third-party, which are being amortized on a straight-line basis over a period of 15 years.

For the three and six months ended June 30, 2019 amortization expense was $1.6 million and $3.2 million, respectively, and for the three and six months ended June 30, 2018 amortization expense was $6.4 million and $12.7 million, respectively.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Based on the intangible assets recorded at June 30, 2019, and assuming no subsequent additions to or impairment of the underlying assets, the remaining amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount

2019 (Remaining six months)	$3,212
2020	6,394
2021	6,362
2022	6,257
2023	6,194
Thereafter	22,030
Total remaining amortization expense	$50,449

9. Accrued Liabilities

Accrued liabilities consist of the following:

(in thousands)	June 30, 2019	December 31, 2018

Accrued rebates, chargebacks and other revenue reserves	$8,248	$20,133
Deferred revenue	4,800	8,811
Compensation	5,017	4,468
Interest	344	344
Legal	314	623
Other	4,776	4,933
Total	$23,499	$39,312

The following table provides a summary of activity with respect to the Company’s sales allowances and accruals for the six months ended June 30, 2019:

(in thousands)	Discount and Distribution Fees	Government Rebates and Chargebacks	Assistance and Other Discounts	Product Returns	Total

Balance at December 31, 2018	$3,094	$8,901	$3,457	$4,681	$20,133
Allowances for current period sales	3,069	6,455	2,962	951	13,437
Allowances for prior period sales	—	1,841	120	—	1,961
Credits/payments for current period sales	(1,544)	(4,929)	(2,401)	(232)	(9,106)
Credits/payments for prior period sales	(3,044)	(9,910)	(3,005)	(2,218)	(18,177)
Balance at June 30, 2019	$1,575	$2,358	$1,133	$3,182	$8,248

10. Convertible Senior Notes

		Principal Balance Outstanding	Carrying Value
		June 30,	June 30,	December 31,
Description	Maturity Date	2019	2019	2018
(in thousands)
Convertible Senior Notes
December 2021 Notes	December 1, 2021	$150,000	$128,520	$124,644
Total			$128,520	$124,644

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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

Interest expense for the February 2018 Notes on the Company’s Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in thousands)	2018	2018

Contractual coupon interest	$—	$421
Amortization of debt issuance costs	—	88
Amortization of debt discount	—	293
Total	$—	$802

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

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, the Company was required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, the Company separated the principal balance of the December 2021 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 9.5%, which represented the estimated market interest rate for a similar nonconvertible instrument available to the Company on the date of issuance, the Company recorded a total debt discount of $4.3 million, allocated $23.8 million to additional paid-in capital and allocated $12.8 million to deferred tax liability. The discount is being amortized to interest expense over the term of the December 2021 Notes and increases interest expense during the term of the December 2021 Notes from the 2.75% cash coupon interest rate to an effective interest rate of 3.4%. As of June 30, 2019, the remaining discount amortization period is 2.4 years.

The carrying value and unamortized discount of the December 2021 Notes were as follows:

(in thousands)	June 30, 2019	December 31, 2018

Principal amount of the December 2021 Notes	$150,000	$150,000
Unamortized discount of liability component	(21,480)	(25,356)
Net carrying value of the December 2021 Notes	$128,520	$124,644

Interest expense for the December 2021 Notes on the Company’s Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018

Contractual coupon interest	$1,032	$1,031	$2,063	$2,062
Amortization of debt issuance costs	20	19	40	38
Amortization of debt discount	138	135	276	269
Amortization of conversion feature	1,794	1,626	3,560	3,225
Total	$2,984	$2,811	$5,939	$5,594

As of June 30, 2019, the December 2021 Notes are not convertible.

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

11. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	June 30,	December 31,
(in thousands)	2019	2018

Uncertain tax positions	$32,402	$31,706
Deferred tax liabilities	13,803	13,847
Accrued lease guarantee	10,700	10,700
Long-term incentive accrual	146	125
Other	1,130	465
Total	$58,181	$56,843

12. Commitments and Contingencies

Lease Guarantee

In connection with the spin-off (the “Spin-Off”) by the Company of Facet Biotech Corporation (“Facet”), the Company entered into amendments to the leases for the Company’s former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify the Company for all matters related to the leases attributable to the period after the Spin-Off date. In April 2010, Abbott Laboratories acquired Facet and later renamed the entity AbbVie Biotherapeutics, Inc. (“AbbVie”). If AbbVie were to default under its lease obligations, the Company could be held liable by the landlord as a co-tenant and, thus, the Company has in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of June 30, 2019, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $28.2 million.

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

The Company has recorded a liability of $10.7 million on its Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, related to this guarantee. In future periods, the Company may adjust this liability for any changes in the ultimate outcome of this matter that are both probable and estimable.

Purchase Obligations

Noden DAC and Novartis entered into a supply agreement pursuant to which Novartis will manufacture and supply to Noden DAC a bulk tableted form of the Noden Products and active pharmaceutical ingredient (“API”). In May 2019, Noden DAC and Novartis entered into an amended supply agreement pursuant to which Novartis will supply to Noden DAC a bulk tableted form of the Noden Products through 2020 and API through June 2021. The supply agreement may be terminated by either party for material breach that remains uncured for a specified time period. Under the terms of the amended supply agreement, Noden DAC is committed to purchase certain quantities of bulk product and API that would amount to approximately $90.9 million through June 2021, of which $53.1 million is committed over the next twelve months, which are guaranteed by the Company. While the supply agreement provides that the parties will agree to reasonable accommodations with respect to changes in firm orders, the Company expects that Noden DAC will meet the requirements of the supply agreement, unless otherwise negotiated.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

LENSAR entered into various supply agreements for the manufacture and supply of certain components. The supply agreements commit LENSAR to a minimum purchase obligation of approximately $6.3 million over the next twenty-four months, of which $4.9 million is due in the next twelve months. LENSAR expects to meet these requirements.

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

13. Stockholders’ Equity

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

On September 24, 2018, the Company announced that its board of directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $100.0 million pursuant to a share repurchase program. The Company repurchased 21.1 million shares of its common stock under this share repurchase program during the six months ended June 30, 2019, for an aggregate purchase price of $70.4 million, or an average cost of $3.34 per share, including trading commissions. Since the inception of this share repurchase program through June 30, 2019, the Company has repurchased 29.7 million shares for an aggregate purchase price of $95.9 million, or an average cost of $3.22 per share, including trading commissions. As of June 30, 2019, the Company had 178,700 shares held in treasury stock at a total cost of $0.5 million. Those shares were settled and retired on July 5, 2019. All shares of common stock repurchased under this share repurchase program were retired and restored to authorized but unissued shares of common stock. This program was completed in July 2019 as further discussed in Note 20, Subsequent Events.

14. Stock-Based Compensation

The Company grants restricted stock awards and stock options pursuant to a stockholder approved stock-based incentive plan.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the Company’s stock option and restricted stock award activity during the six months ended June 30, 2019:

	Stock Options		Restricted Stock Awards
(in thousands, except per share amounts)	Number of Shares Outstanding	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Grant-date Fair Value Per Share

Balance at December 31, 2018	7,869	$2.82	883	$2.87
Granted	5,666	$3.61	851	$3.66
Exercised or vested	—	$—	(335)	$2.69
Forfeited or canceled	—	$—	(49)	$2.52
Balance at June 30, 2019	13,535	$3.15	1,350	$3.43

 15. Revenue from Contracts with Customers

Revenue

Nature of Goods and Services

The following is a description of principal activities - separated by reportable segments - from which the Company generates its revenue. For more detailed information about reportable segments, see Note 16, Segment Information.

Pharmaceutical

The Company’s Pharmaceutical segment consists of revenue derived from the branded prescription Noden Products and the authorized generic launched in March 2019.

The agreement between Novartis and Noden DAC provides for various transition periods for development and commercialization activities relating to the Noden Products. Initially, Novartis distributed the Noden Products on behalf of Noden DAC worldwide and Noden DAC received a profit transfer on such sales. Generally, the profit transfer to Noden DAC was defined as gross revenues less product cost and a low single-digit percentage fee to Novartis. The profit transfer terminated upon the transfer of the marketing authorization from Novartis to Noden DAC in each country. In the United States, the duration of the profit transfer ran from July 1, 2016 through October 4, 2016. Outside the United States, the profit transfer ended in the first quarter of 2018.

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

Sales to customers are initially invoiced at contractual list prices. Payment terms are typically 30 to 90 days based on customary practice in each country. Revenue is reduced from the list price at the time of recognition for expected chargebacks, discounts,

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

rebates, sales allowances and product returns, which are collectively referred to as gross-to-net adjustments. These reductions are attributed to various commercial agreements, managed healthcare organizations and government programs such as Medicare, Medicaid, and the 340B Drug Pricing Program containing various pricing implications such as mandatory discounts, pricing protection below wholesaler list price and other discounts when Medicare Part D beneficiaries are in the coverage gap. These various reductions in the transaction price have been estimated using either a most likely amount, in the case of prompt pay discounts, or expected value method for all other variable consideration and have been reflected as liabilities and are settled through cash payments, typically within time periods ranging from a few months to one year. Significant judgment is required in estimating gross-to-net adjustments considering legal interpretations of applicable laws and regulations, historical experience, payer channel mix, current contract prices under applicable programs, unbilled claims, processing time lags and inventory levels in the distribution channel.

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

Medical Devices

The Medical Devices segment principally generates revenue from the sale and lease of the LENSAR® Laser System, which may include equipment, PIDs or consumables, procedure licenses, training, installation, warranty and maintenance agreements.

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

For LENSAR® Laser System sales, the Company recognizes Product revenue when a customer takes possession of the system. This usually occurs after the customer signs a contract, LENSAR installs the system, and LENSAR performs the requisite training for use of the system. For LENSAR® Laser System leases, the Company recognized Product revenue over the length of the lease in accordance with ASC Topic 840, Leases, through December 31, 2018 and recognized Product revenue in accordance with ASC Topic 842, Leases, after January 1, 2019. For additional information regarding accounting for leases, see Note 7, Leases.

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

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers by segment and geographic location as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. In the following table, revenue is disaggregated by segment and primary geographical market for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Three Months Ended
	June 30, 2019		June 30, 2018
(in thousands)	Medical Devices	Pharmaceutical	Medical Devices	Pharmaceutical

Primary geographical markets:
North America	$2,203	$3,038	$615	$10,776
Europe	705	5,454	679	6,371
Asia	3,093	1,923	1,643	8,732
Other	66	—	107	—
Total revenue from contracts with customers(1)	$6,067	$10,415	$3,044	$25,879

	Six Months Ended		Six Months Ended
	June 30, 2019		June 30, 2018
(in thousands)	Medical Devices	Pharmaceutical	Medical Devices	Pharmaceutical

Primary geographical markets:
North America	$4,287	$15,176	$2,319	$21,707
Europe	1,722	11,036	1,294	12,362
Asia	5,362	4,163	2,757	10,152
Other	185	—	220	—
Total revenue from contracts with customers(1)	$11,556	$30,375	$6,590	$44,221
_______________

(1)
The tables above do not include lease revenue from the Company’s Medical Devices segment. For the three-month periods ended June 30, 2019 and 2018, revenue accounted for under Topic 842 and 840, Leases, was $1.4 million and $2.8 million, respectively and for the six-month periods ended June 30, 2019 and 2018 was $2.6 million and $4.3 million, respectively. For additional information, see Note 7, Leases.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

(in thousands)	June 30, 2019	December 31, 2018

Receivables, net	$17,872	$20,655
Contract assets	$3,214	$2,595
Contract liabilities	$4,856	$8,938

Receivables, Net—Receivables, net, include amounts billed and due from customers. The amounts due are stated at their net estimated realizable value and are classified as current or noncurrent based on the timing of when the Company expects to receive payment. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and collateral to the extent applicable.

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

(in thousands)	Medical Devices	Pharmaceutical	Total

Contract assets at December 31, 2018	$—	$2,595	$2,595
Contract assets recognized	—	4,638	4,638
Payments received	—	(4,019)	(4,019)
Contract assets at June 30, 2019	$—	$3,214	$3,214

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

(in thousands)	Medical Devices	Pharmaceutical	Total

Contract liabilities at December 31, 2018	$1,167	$7,771	$8,938
Contract liabilities recognized	537	2,855	3,392
Amounts recognized into revenue	(645)	(6,829)	(7,474)
Contract liabilities at June 30, 2019	$1,059	$3,797	$4,856

Transaction Price Allocated to Future Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

	Six Months Ended
(in thousands)	December 31, 2019	Thereafter	Total

Pharmaceutical product sales	$116	$2,326	$2,442
Medical device sales	$2,347	$3,986	$6,333

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

16. Segment Information

In connection with its investment in Evofem in the second quarter of 2019, the Company added a fourth reportable segment, “Strategic Positions.”

Information regarding the Company’s segments for the three and six months ended June 30, 2019 and 2018 is as follows:

Revenues by segment	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018

Pharmaceutical	$10,415	$25,879	$30,375	$44,221
Medical Devices	7,422	5,882	14,148	10,864
Strategic Positions	—	—	—	—
Income Generating Assets	(40,363)	14,814	(28,136)	30,008
Total revenues	$(22,526)	$46,575	$16,387	$85,093

(Loss) income by segment	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018

Pharmaceutical	$(345)	$(111,335)	$5,300	$(113,048)
Medical Devices	(1,678)	(1,904)	(2,893)	(2,491)
Strategic Positions	19,044	—	19,044	—
Income Generating Assets	(21,440)	943	(19,190)	4,845
Total net (loss) income	$(4,419)	$(112,296)	$2,261	$(110,694)

Information regarding the Company’s segments as of June 30, 2019 and December 31, 2018 is as follows:

Long-lived assets by segment
(in thousands)	June 30, 2019	December 31, 2018

Pharmaceutical	$4,082	$3,682
Medical Devices	2,681	3,545
Strategic Positions	—	—
Income Generating Assets	151	160
Total long-lived assets	$6,914	$7,387

The operations for the Pharmaceutical and Medical Devices segments are primarily located in Italy, Ireland and the United States, respectively.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

17. Concentration of Credit Risk

Product Line Concentration

The percentage of total revenue recognized, which individually accounted for 10% or more of the Company’s total revenues in one or more of the periods presented below, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019(1)	2018	2019(1)	2018
Noden	28%	56%	41%	52%
Assertio	49%	20%	39%	20%
LENSAR	20%	13%	19%	13%
___________________

(1)
For the three and six months ended June 30, 2019, the AcelRx royalty asset decrease in fair value of $60.0 million and $57.9 million, respectively, are excluded from total revenue when calculating product line concentration.

18. Income Taxes

Income tax (benefit) expense for the three months ended June 30, 2019 and 2018, was $(1.2) million and $(14.3) million, respectively, and for the six months ended June 30, 2019 and 2018, was $1.5 million and $(13.2) million, respectively, which resulted primarily from applying the federal statutory income tax rate to income before income taxes. The Company’s effective tax rate for the current period differs from the U.S. federal statutory rate of 21% due primarily to the effect of state income taxes and non-deductible executive compensation, less the foreign tax rate differential associated with the Company’s Noden DAC operations in Ireland.

The uncertain tax positions did not change during the three or six months ended June 30, 2019 and 2018.

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

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

19. Net (Loss) Income per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net (Loss) Income per Basic and Diluted Share	2019	2018	2019	2018
(in thousands, except per share amounts)
Numerator
(Loss) income attributable to PDL’s shareholders used to compute net (loss) income per basic and diluted share	$(4,419)	$(112,296)	$2,261	$(110,694)

Denominator
Total weighted-average shares used to compute net (loss) income attributable to PDL’s shareholders, per basic share	118,285	146,923	123,484	149,186
Restricted stock	—	—	507	—
Stock options	—	—	49	—
Shares used to compute net (loss) income attributable to PDL’s shareholders, per diluted share	118,285	146,923	124,040	149,186

Net (loss) income attributable to PDL’s shareholders per share - basic	$(0.04)	$(0.76)	$0.02	$(0.74)
Net (loss) income attributable to PDL’s shareholders per share - diluted	$(0.04)	$(0.76)	$0.02	$(0.74)

The Company computes net (loss) income per diluted share using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of net (loss) income per diluted share include shares that may be issued pursuant to outstanding stock options and restricted stock awards, the 4.0% Convertible Senior Notes due February 1, 2018 (the “February 2018 Notes”) that were repaid on February 1, 2018, and the 2.75% Convertible Senior Notes due December 1, 2021 (the “December 2021 Notes”), in each case, on a weighted-average basis for the period that the notes were outstanding, including, if applicable, the underlying shares using the treasury stock method.

December 2021 Notes Capped Call Potential Dilution

In November 2016, the Company issued $150.0 million in aggregate principal of the December 2021 Notes, which provide in certain situations for the conversion of the outstanding principal amount of the December 2021 Notes into shares of the Company’s common stock at a predefined conversion rate. In conjunction with the issuance of the December 2021 Notes, the Company entered into a capped call transaction with a hedge counterparty. The capped call transaction is expected generally to reduce the potential dilution, and/or offset, to an extent, the cash payments the Company may choose to make in excess of the principal amount, upon conversion of the December 2021 Notes. The Company has excluded the capped call transaction from the net (loss) income per diluted share computation as such securities would have an anti-dilutive effect and those securities should be considered separately rather than in the aggregate in determining whether their effect on net (loss) income per diluted share would be dilutive or anti-dilutive. For additional information regarding the conversion rates and the capped call transaction related to the Company’s December 2021 Notes, see Note 10, Convertible Senior Notes.

Anti-Dilutive Effect of Restricted Stock Awards and Stock Options

For the three months ended June 30, 2019 and 2018, the Company excluded approximately 1.1 million and 1.0 million shares underlying restricted stock awards, respectively, and for the six months ended June 30, 2019 and 2018, the Company excluded approximately 0.8 million and 1.1 million shares underlying restricted stock awards, respectively, in each case calculated on a weighted-average basis, from its net (loss) income per diluted share calculations because their effect was anti-dilutive.

For the three months ended June 30, 2019 and 2018, the Company excluded approximately 12.7 million and 4.9 million shares underlying outstanding stock options, respectively, and for the six months ended June 30, 2019 and 2018, the Company excluded approximately 10.4 million and 4.9 million shares underlying outstanding stock options, respectively, in each case calculated on a weighted-average basis, from its net (loss) income per diluted share calculations because their effect was anti-dilutive.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

20. Subsequent Events

Share Repurchase Program

Subsequent to June 30, 2019, the Company repurchased approximately 1.3 million shares of its common stock at a weighted-average price of $3.17 per share for a total of $4.1 million. These purchases concluded this share repurchase program. The amounts repurchased by the Company under the $100.0 million share repurchase program authorized by the Company’s board of directors totaled 31.0 million shares of its common stock for an aggregate purchase price of $100.0 million, or an average cost of $3.22 per share, including trading commissions.

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

OVERVIEW

We seek to provide a significant return for our stockholders by entering into strategic transactions involving innovative late clinical-stage or early commercial-stage therapeutics with attractive revenue growth potential. Our leadership team has extensive experience in acquiring, commercializing and managing the life cycle of therapeutic products domestically and internationally across a number of indications and modalities. We intend to leverage this experience by pursuing the acquisition, growth and potential monetization of pharmaceutical products and companies.

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

On April 10, 2019, the Company entered into a securities purchase agreement with Evofem Biosciences, Inc. (“Evofem”), pursuant to which it invested $60 million in a private placement of securities. The transaction was structured in two tranches. The first tranche comprised $30 million, which was funded on April 11, 2019. The Company had the right to invest an additional $30 million in a second tranche, which it did on June 10, 2019, alongside two existing Evofem shareholders, who each invested an additional $10 million. These investments are expected to provide funding for Evofem's pre-commercial activities for Amphora®, its investigational, non-hormonal, on-demand prescription contraceptive gel for women. After completing the second tranche, we obtained the right to appoint one member to Evofem's Board of Directors and a limited right to have one non-voting observer participate in Evofem board meetings. We believe this investment provides the Company the ability to take a significant position in a promising company at a critical stage of development where we can provide meaningful contributions through our capital and expertise. As a result of this investment the Company established a fourth segment, “Strategic Positions.”

Prospectively, we will continue to evaluate additional opportunities. We are targeting pharmaceutical products and companies focused on the U.S. market. We are open to various forms of transactions: acquisitions, licensing, joint-ventures or significant equity positions, but it is important to us to be able to be actively engaged in the management of these assets. With our expected focus on consummating strategic transactions involving late clinical-stage or early commercial-stage therapeutics with attractive revenue growth potential, we anticipate that over time more of our revenues will come from our Pharmaceutical segment and, to a lesser extent, our Medical Devices segment, and less of our revenues will come from our Income Generating Assets segment.

Our Pharmaceutical segment consists of revenue derived from branded prescription medicine products sold under the name Tekturna® and Tekturna HCT® in the United States, Rasilez® and Rasilez HCT® in the rest of the world and revenue generated from the sale of an authorized generic of Tekturna in the United States (collectively, the “Noden Products”).

Our Medical Devices segment consists of revenue from the sale and lease of the LENSAR® Laser System, which may include equipment, Patient Interface Devices (“PIDs”), procedure licenses, training, installation, warranty and maintenance agreements.

Our Strategic Positions segment consists of an investment in Evofem. Our investment includes shares of common stock and warrants to purchase additional shares of common stock. Evofem is a pre-commercial company and, as such, is not yet engaged in revenue-generating activities.

Our Income Generating Assets segment consists of revenue derived from (i) notes and other long-term receivables, (ii) royalty rights and hybrid notes/royalty receivables, (iii) equity investments and (iv) royalties from issued patents in the United States and elsewhere covering the humanization of antibodies, which we refer to as the Queen et al. patents.

Pharmaceutical

Our goal is to deliver shareholder value through the acquisition, growth and potential monetization of a portfolio of actively managed pharmaceutical assets. We are focused on investing in late clinical-stage or early commercial-stage pharmaceutical products and companies with attractive revenue growth potential. Our acquisition strategy focuses on our ability to add value to these assets by giving them access to our capital and commercialization expertise. We have a leadership team with a proven track record of consummating deals and putting businesses on the path to growth and profitability, and we have a strong, liquid balance sheet that can be deployed to finance the right transactions. Our goal is to build growing, profitable revenues from a balanced portfolio of operating companies’ cash flows and, when appropriate, to capture further market value through optimally timed exit strategies.

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

The agreement between Novartis and Noden provides for various transition periods for development and commercialization activities relating to the Noden Products. Initially, Novartis distributed the Noden Products on behalf of Noden worldwide and Noden received a profit transfer on such sales. Generally, the profit transfer to Noden was defined as gross revenues less product cost and a low single-digit percentage fee to Novartis. The profit transfer terminated upon the transfer of the marketing authorization from Novartis to Noden in each country. In the United States, the duration of the profit transfer ran from July 1, 2016 through October 4, 2016. Outside the United States, the profit transfer ended in the first quarter of 2018.

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

Strategic Positions

Evofem

As described above, in the second quarter of 2019 the Company invested $60.0 million in Evofem, representing approximately a 29% ownership interest in the company. In connection with this investment the Company appointed one board member and one observer to Evofem’s board of directors. Evofem is a clinical-stage biopharmaceutical company committed to developing and commercializing innovative products to address unmet needs in women's sexual and reproductive health. Evofem is leveraging its proprietary Multipurpose Vaginal pH Regulator (MVP-R™) platform to develop Amphora® (L-lactic acid, citric acid and potassium bitartrate) for hormone-free birth control. Evofem plans to resubmit the Amphora New Drug Application for prevention of pregnancy in the fourth quarter of 2019.

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

Investment	Investment Type	Deployed Capital (4) (in millions)

Assertio(1)	Royalty	$260.5
The Regents of the University of Michigan (“U-M”)	Royalty	$65.6
AcelRx Pharmaceuticals, Inc. (“AcelRx”)	Royalty	$65.0
Viscogliosi Brothers, LLC (“VB”)	Royalty	$15.5
KYBELLA®	Royalty	$9.5
CareView Communications, Inc. (“CareView”)	Debt	$20.0
Direct Flow Medical, Inc. (“DFM”)(2)	Debt	$59.0
Wellstat Diagnostics(3)	Royalty/debt hybrid	$44.0
______________

(1)	Assertio Therapeutics, Inc., formerly Depomed, Inc.

(2)
DFM ceased operations in December 2016 and we subsequently foreclosed upon and obtained most of the assets of DFM and impaired them by $51.1 million. Since taking over the DFM assets, we have collected $8.7 million in cash and, as of June 30, 2019 an intangible asset with a carrying value of $1.6 million remains on our books. For further detail see Note 8, Intangible Assets.

(3)	Wellstat Diagnostics, LLC (also known as Defined Diagnostic, LLC) (“Wellstat Diagnostics”).

(4)	Excludes transaction costs.

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

While we currently maintain this portfolio of royalty rights, our intention is to no longer pursue these transactions while we focus on acquiring additional pharmaceutical products or companies. At June 30, 2019, we had a total of five royalty rights transactions outstanding.

Notes and Other Long-Term Receivables

We have entered into credit agreements with borrowers across the healthcare industry, under which we made available cash loans to be used by the borrower. Obligations under these credit agreements are typically secured by a pledge of substantially all the assets of the borrower and any of its subsidiaries. While we currently maintain this portfolio of notes receivable, our intention is to no longer pursue these types of transactions. At June 30, 2019, we had two notes receivable transactions outstanding.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, that supersedes Accounting Standards Codification (“ASC”) 840, Leases. Subsequently, the FASB issued several updates to ASU No. 2016-02, codified in ASC Topic 842 (“ASC 842”)
Effective January 1, 2019, we adopted the requirements of ASC 842 using the modified retrospective method for all leases not substantially completed as of the date of adoption. The reported results for the three and six month periods ended June 30, 2019 reflect the application of ASC 842 guidance while the reported results for the three and six month periods ended June 30, 2018 were prepared under the guidance of ASC 840, which is also referred to herein as “legacy GAAP” or the “previous guidance”. The adoption did not have an effect on the Condensed Consolidated Statements of Operations. However, the new standard required us to establish liabilities and corresponding right-of-use assets on our Consolidated Balance Sheet for operating leases that exist as of January 1, 2019. The cumulative impact of the adoption of ASC 842 was not material, therefore, we did not record any adjustments to retained earnings.

During the three months ended June 30, 2019, we acquired shares of common stock and warrants to acquire additional shares of common stock of Evofem. As of June 30, 2019, we owned approximately 29% of Evofem’s common stock. Our investment in Evofem qualifies for equity method accounting given our percentage ownership in Evofem and our ability to exercise significant influence. We elected the fair value method to account for our investment in Evofem as we believe it better reflects economic reality, the financial reporting of the investment and the current value of the asset. The mark to market valuation of our investment, and resulting changes in fair value, will occur at the end of each quarterly reporting period and will vary based upon the volatility of the stock price.

During the six months ended June 30, 2019, there have not been any other significant changes to our critical accounting policies and estimates from those presented in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, that are of significance, or potential significance, to us.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The new guidance amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. ASU No. 2016-13 has an effective date of the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact of this guidance on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software. The new guidance reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). For public companies, the amendments in ASU No. 2018-15 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Implementation should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating the impact of this guidance on our Consolidated Financial Statements.

Operating Results

Three and six months ended June 30, 2019, compared to three and six months ended June 30, 2018

Revenues

	Three Months Ended		Change from Prior	Six Months Ended		Change from Prior
	June 30,			June 30,
(dollars in thousands)	2019	2018	Year %	2019	2018	Year %

Revenues
Product revenue, net(1)	$17,837	$31,761	(44%)	$44,523	$55,085	(19%)
Royalty rights - change in fair value	(40,399)	12,842	(415%)	(28,142)	23,933	(218%)
Royalties from Queen et al. patents	6	1,218	(100%)	9	4,001	(100%)
Interest revenue	—	751	N/M	—	1,500	N/M
License and other	30	3	900%	(3)	574	(101%)
Total revenues	$(22,526)	$46,575	(148%)	$16,387	$85,093	(81%)
________________________

N/M    Not meaningful

(1)
Our Product revenue, net includes revenue from our Pharmaceutical segment and Medical Devices segment. We record Product revenue for our Pharmaceutical segment net of estimated product returns, pricing discounts, including rebates offered pursuant to mandatory federal and state government programs, chargebacks, prompt pay discounts, distribution fees and co-pay assistance for product sales each period. Revenue from LENSAR product sales include LENSAR® Laser Systems, disposable consumables, procedures, training, installation, warranty and maintenance services.

Three Months Ended June 30, 2019

Total revenues were $(22.5) million for the three months ended June 30, 2019, compared with $46.6 million for the three months ended June 30, 2018. Our total revenues decreased by 148%, or $69.1 million, for the three months ended June 30, 2019, when compared to the same period of 2018. The decrease was primarily due to:

•	lower royalty asset revenues,

•	a $15.5 million decline in product revenue from our Pharmaceutical segment, of which $7.7 million and $7.8 million is attributable to the United States and rest of world, respectively,

•	a decline in interest revenue from the CareView note receivable asset, and

•	lower royalties from the Queen et al. patents, partially offset by

•	$1.5 million in higher product revenues from our Medical Devices segment, and

•	higher license and other revenue.

Revenue from our Pharmaceutical segment for the three months ended June 30, 2019 was $10.4 million, a decrease of 60%, compared to the same period in the prior year. The decrease in revenue from our Pharmaceutical segment reflects lower net revenues in the United States and the rest of the world. The decrease in revenue from our Pharmaceutical segment in the United States for the three months ended June 30, 2019 reflects limited sales of our authorized generic due to the initial inventory stocking that occurred in the third month of the prior quarter when the authorized generic of Tekturna was launched. Additionally, the availability of our authorized generic in the market in the three months ended June 30, 2019 and sales from a third-party generic of aliskiren that was launched late in the first quarter impacted sales of the branded product in the three months ended June 30, 2019. The decrease in revenue for the rest of the world is due to the initial inventory stock in Japan in the three months ended June 30, 2018 and lower sales volume of Rasilez in other territories.

Revenue from our Medical Devices segment for the three months ended June 30, 2019 was $7.4 million, an increase of 26%, compared to the same period in the prior year. The increase in revenue from our Medical Devices segment reflects higher net revenues in both North America and the rest of the world, with the majority of the increase outside of North America.

Revenue from our Income Generating Assets segment for the three months ended June 30, 2019 were $(40.4) million, a decrease of 372%, compared to the same period in the prior year. The decrease was primarily due to:

•	lower royalty asset revenues primarily due to a $60.0 million decrease in fair value of the AcelRx royalty asset,

•	decrease in revenue from the Queen et al. patents, and

•	decrease in interest revenue from our CareView note receivable, partially offset by

•	higher license and other revenue.

The adjustment to the fair value of the AcelRx royalty asset is due to the slower than expected adoption of Zalviso® (sufentanil sublingual tablet system) since its initial launch relative to our estimates and the increased variance noted between our forecast model and actual results in the three months ended June 30, 2019. We engaged a third-party expert in the second quarter of 2019 to reassess the market and expectations for the product. Key findings from the third-party study included: the post-surgical PCA (Patient-Controlled Analgesia) market being smaller than previously forecasted; the higher price of the product relative to alternative therapies, the product not being used as a replacement for systemic opioids and the design of the delivery device, which is pre-filled for up to three days of treatment, which restricts its use for shorter recovery time procedures. Based on this analysis, and the impact to the projected sales-based royalties and milestones, we wrote down the fair value of the royalty asset by $60.0 million in the three months ended June 30, 2019.

The following tables provides a summary of activity with respect to our royalty rights - change in fair value for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
		Change in	Royalty Rights -
(in thousands)	Cash Royalties	Fair Value	Change in Fair Value

Assertio	$18,415	$93	$18,508
VB	227	137	364
U-M	1,371	(780)	591
AcelRx	93	(59,974)	(59,881)
KYBELLA	—	19	19
Total	$20,106	$(60,505)	$(40,399)

	Three Months Ended June 30, 2018
		Change in	Royalty Rights -
(in thousands)	Cash Royalties	Fair Value	Change in Fair Value

Assertio	$17,690	$(8,537)	$9,153
VB	263	147	410
U-M	1,288	(433)	855
AcelRx	68	2,302	2,370
Avinger	61	(101)	(40)
KYBELLA	—	94	94
Total	$19,370	$(6,528)	$12,842

Six Months Ended June 30, 2019

Total revenues were $16.4 million for the six months ended June 30, 2019, compared with $85.1 million for the six months ended June 30, 2018. Our total revenues decreased by 81%, or $68.7 million, for the six months ended June 30, 2019, when compared to the same period of 2018. The decrease was primarily due to:

•	lower royalty asset revenues,

•	lower product revenues from our Pharmaceutical segment,

•	lower royalties from the Queen et al. patents, and

•	a decline in interest revenue from the CareView note receivable asset, partially offset by

•	higher product revenues from our Medical Devices segment.

Revenue from our Pharmaceutical segment for the six months ended June 30, 2019 was $30.4 million, a decrease of 31%, compared to the same period in the prior year. The decrease in revenue from our Pharmaceutical segment reflects lower net revenues in the United States and the rest of the world. The decrease in revenue from our Pharmaceutical segment in the United States for the three months ended June 30, 2019 reflects the introduction of our authorized generic of Tekturna and a third-party generic of aliskiren in the current six-month period. The decrease in revenue for the rest of the world is due to the initial inventory stock in Japan in the three months ended June 30, 2018 and lower sales volume of Rasilez in other territories.

The following table provides a summary of activity with respect to our sales allowances and accruals for the six months ended June 30, 2019:

(in thousands)	Discount and Distribution Fees	Government Rebates and Chargebacks	Assistance and Other Discounts	Product Returns	Total

Balance at December 31, 2018	$3,094	$8,901	$3,457	$4,681	$20,133
Allowances for current period sales	3,069	6,455	2,962	951	13,437
Allowances for prior period sales	—	1,841	120	—	1,961
Credits/payments for current period sales	(1,544)	(4,929)	(2,401)	(232)	(9,106)
Credits/payments for prior period sales	(3,044)	(9,910)	(3,005)	(2,218)	(18,177)
Balance at June 30, 2019	$1,575	$2,358	$1,133	$3,182	$8,248

Revenue from our Medical Devices segment for the six months ended June 30, 2019 was $14.1 million, an increase of 30%, compared to the same period in the prior year. The increase in revenue from our Medical Devices segment reflects higher net revenues in both North America and the rest of the world, with the majority of the increase outside of North America.

Revenue from our Income Generating Assets segment for the six months ended June 30, 2019 was $(28.1) million, a decrease of 194%, compared to the same period in the prior year. The decrease was primarily due to:

•	lower royalty asset revenues primarily due to the decrease in fair value of the AcelRx royalty asset in the three months ended June 30, 2019 discussed above,

•	a decrease in revenue from the Queen et al. patents, and

•	no interest revenue recognized from our CareView note receivable.

The following tables provides a summary of activity with respect to our royalty rights - change in fair value for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019

		Change in	Royalty Rights -
(in thousands)	Cash Royalties	Fair Value	Change in Fair Value

Assertio	$29,383	$(459)	$28,924
VB	494	265	759
U-M	2,638	(1,316)	1,322
AcelRx	161	(57,886)	(57,725)
KYBELLA	50	(1,472)	(1,422)
Total	$32,726	$(60,868)	$(28,142)

	Six Months Ended June 30, 2018

		Change in	Royalty Rights -
(in thousands)	Cash Royalties	Fair Value	Change in Fair Value

Assertio	$34,597	$(17,967)	$16,630
VB	543	284	827
U-M	2,284	(620)	1,664
AcelRx	120	4,539	4,659
Avinger	366	(396)	(30)
KYBELLA	83	100	183
Total	$37,993	$(14,060)	$23,933

Operating Expenses

	Three Months Ended		Change from Prior	Six Months Ended		Change from Prior
	June 30,			June 30,
(dollars in thousands)	2019	2018	Year %	2019	2018	Year %

Cost of product revenue, (excluding intangible amortization and impairment)	$12,348	$14,524	(15)%	$25,158	$25,090	—%
Amortization of intangible assets	1,598	6,384	(75)%	3,170	12,677	(75)%
General and administrative	10,483	14,529	(28)%	20,945	26,190	(20)%
Sales and marketing	2,073	5,385	(62)%	4,803	10,898	(56)%
Research and development	886	684	30%	1,755	1,477	19%
Impairment of intangible assets	—	152,330	N/M	—	152,330	N/M
Change in fair value of acquisition-related contingent consideration	—	(22,135)	N/M	—	(22,735)	N/M
Total operating expenses	$27,388	$171,701	(84)%	$55,831	$205,927	(73)%
Percentage of total revenues	N/M	369%		341%	242%
_______________________
N/M    Not meaningful

Three Months Ended June 30, 2019

Total operating expenses were $27.4 million for the three months ended June 30, 2019, compared with $171.7 million for the three months ended June 30, 2018. Our operating expenses decreased 84%, or $144.3 million, for the three month period ended June 30, 2019, when compared to the three-month period ended June 30, 2018. The decrease was primarily a result of:

•	the absence of the $152.3 million Noden intangible asset impairment recorded in the second quarter of 2018,

•	lower amortization of intangible assets after the impairment of the Noden intangible assets,

•	lower general and administrative expenses of $4.0 million, or 28%, primarily due to lower professional fees,

•
lower sales and marketing expenses, reflecting the cost savings from the change in our marketing strategies for the Noden Products to a non-personal promotion strategy in anticipation of a third-party generic launch of aliskiren, and

•	lower cost of product revenue, due to lower sales at Noden, partially offset by

•
the favorable adjustment to the fair value of the contingent consideration recorded in the three-month period ended June 30, 2018 with no corresponding adjustment in the three-month period ended June 30, 2019, and

•	higher research and development in our Medical Devices segment.

General and administrative expenses for the three months ended June 30, 2019 and 2018 are summarized in the table below:

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
(in thousands)	Pharmaceutical	Medical Device	Income Generating Assets	Total	Pharmaceutical	Medical Device	Income Generating Assets	Total
Compensation	$513	$987	$4,336	$5,836	$457	$935	$3,894	$5,286
Salaries and Wages (including taxes)	385	453	1,543	2,381	371	414	1,525	2,310
Bonuses (including accruals)	67	247	724	1,038	67	402	1,144	1,613
Equity	61	287	2,069	2,417	19	119	1,225	1,363
Asset management	—	—	234	234	—	—	764	764
Business development	—	—	468	468	28	—	869	897
Accounting and tax services	531	37	679	1,247	619	4	1,652	2,275
Other professional services	443	428	462	1,333	202	69	729	1,000
Other	9	271	1,085	1,365	2,530	522	1,255	4,307
Total general and administrative	$1,496	$1,723	$7,264	$10,483	$3,836	$1,530	$9,163	$14,529
________________
No general and administrative expenses were attributable to the Strategic Positions segment for the three months ended June 30, 2019.

The reduction in other general and administrative expenses in the Pharmaceutical segment for the three months ended June 30, 2019 were reduced by $1.1 million due to a change in foreign currency exchange rates as compared to the three month period ended June 30, 2018.

Six Months Ended June 30, 2019

Total operating expenses were $55.8 million for the six months ended June 30, 2019, compared with $205.9 million for the six months ended June 30, 2018. Our operating expenses decreased 73%, or $150.1 million, for the six month period ended June 30, 2019, when compared to the six-month period ended June 30, 2018. The decrease was primarily a result of:

•	the absence of the $152.3 million Noden intangible asset impairment recorded in the second quarter of 2018,

•	lower amortization expense for the Noden intangible assets as a result of the impairment recorded,

•	lower general and administrative expenses of $5.2 million, or 20%, primarily due to lower professional fees, and

•	lower sales and marketing expenses, reflecting the cost savings from the change in our marketing strategies for the Noden Products, partially offset by

•	the favorable adjustment to the Noden acquisition related contingent consideration which was reduced in the second quarter of 2018.

General and administrative expenses for the six months ended June 30, 2019 and 2018 are summarized in the table below:

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
(in thousands)	Pharmaceutical	Medical Device	Income Generating Assets	Total	Pharmaceutical	Medical Device	Income Generating Assets	Total
Compensation	$1,005	$1,943	$7,784	$10,732	$897	$1,623	$7,218	$9,738
Salaries and Wages (including taxes)	769	972	3,190	4,931	740	849	2,843	4,432
Bonuses (including accruals)	147	570	1,429	2,146	128	456	2,217	2,801
Equity	89	401	3,165	3,655	29	318	2,158	2,505
Asset management	—	—	684	684	—	—	2,267	2,267
Business development	—	—	597	597	28	—	1,269	1,297
Accounting and tax services	787	40	1,648	2,475	926	6	2,908	3,840
Other professional services	952	702	803	2,457	1,933	192	946	3,071
Other	901	854	2,245	4,000	2,617	840	2,520	5,977
Total general and administrative	$3,645	$3,539	$13,761	$20,945	$6,401	$2,661	$17,128	$26,190
________________
No general and administrative expenses were attributable to the Strategic Positions segment for the six months ended June 30, 2019.

Non-operating Income (Expense), Net

	Three Months Ended		Change from Prior	Six Months Ended		Change from Prior
	June 30,			June 30,
(dollars in thousands)	2019	2018	Year %	2019	2018	Year %

Interest and other income, net	$1,650	$1,376	20%	$3,524	$3,290	7%
Interest expense	(2,984)	(2,811)	6%	(5,939)	(6,396)	(7%)
Equity affiliate - change in fair value	45,487	—	N/M	45,487	—	N/M
Total revenues	$44,153	$(1,435)	(3,177%)	$43,072	$(3,106)	(1,487%)
________________________
N/M    Not meaningful

Three Months Ended June 30, 2019

Non-operating income (expense), net, increased for the three months ended June 30, 2019, as compared to the same period in 2018, primarily due to:

•	the unrealized gain on the value of our investment in common stock and warrants of Evofem, and

•	an increase in interest income from investments as compared to the prior year comparable period, partially offset by

•	an increase in interest expense associated with the amortization of the conversion feature on our 2021 convertible notes.

Six Months Ended June 30, 2019

Non-operating income (expense), net, increased for the six months ended June 30, 2019, as compared to the same period in 2018, primarily due to:

•	the unrealized gain on the value of our investment in common stock and warrants of Evofem,

•	the reduction in interest expense after the February 2018 Notes were repaid, and

•	an increase in interest income from investments as compared to the prior year comparable period, partially offset by

•	the gain on available-for-sale investments recorded in the six-month period ended June 30, 2018 for which no such gain was recognized in the six-month period ended June 30, 2019.

Income Taxes

Income tax (benefit) expense for the three months ended June 30, 2019 and 2018, was $(1.2) million and $(14.3) million, respectively, and for the six months ended June 30, 2019 and 2018, was $1.5 million and $(13.2) million respectively, which resulted primarily from applying the federal statutory income tax rate to income before income taxes. Our effective tax rate for the current period differs from the U.S. federal statutory rate of 21% due primarily to the effect of state income taxes and non-deductible executive compensation, less the foreign tax rate differential associated with our operations of Noden DAC in Ireland.

The uncertain tax positions did not change during the three or six months ended June 30, 2019 and 2018.

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

Net (Loss) Income Per Share

Net (loss) income per share for the three and six months ended June 30, 2019 and 2018, is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net (loss) income per share - basic	$(0.04)	$(0.76)	$0.02	$(0.74)
Net (loss) income per share - diluted	$(0.04)	$(0.76)	$0.02	$(0.74)
Weighted-average basic and diluted shares used in the computation of Net (loss) income per share are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Basic	118,285	146,923	123,484	149,186
Diluted	118,285	146,923	124,040	149,186

Liquidity and Capital Resources

We finance our operations primarily through royalty and other license-related revenues, public and private placements of debt and equity securities, interest income on invested capital and revenues from pharmaceutical and medical device product sales. We currently have 19 full-time employees at PDL managing our intellectual property, our asset acquisitions, operations and other corporate activities as well as providing for certain essential reporting and management functions of a public company. In addition, we have 15 full-time employees at our operating subsidiary, Noden, who manage the Pharmaceutical segment business and operations, and 73 full time employees at our operating subsidiary, LENSAR, who manage the Medical Devices segment business and operations.

Our future capital requirements are difficult to forecast and will depend upon many factors, including our ability to identify and acquire pharmaceutical products or companies, the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, the resources we devote to developing and supporting our products and those of our strategic partners through additional investments and other factors. Additionally, we will continue to evaluate possible acquisitions of new pharmaceutical products or companies, which may require the use of cash or additional financing.

The general cash needs of our Pharmaceutical, Medical Devices and Income Generating Assets segments can vary significantly. In our Pharmaceutical segment, cash needs tend to be driven primarily by material purchases and capital expenditures. In our Medical Devices segment, the primary factor determining cash needs is the funding of our operations and enhancing our product offerings through research and development. The cash needs of our Income Generating Assets segment tend to be driven by legal and professional service fees as well as the funding of potential repurchases of our common stock.

We had cash and cash equivalents in the aggregate of $284.9 million and $394.6 million at June 30, 2019 and December 31, 2018, respectively, representing a decrease of $109.6 million. The decrease was primarily attributable to:

•	the repurchase of common stock for $71.3 million,

•	the investment in Evofem of $60.0 million, and

•	cash used for operating activities of $8.2 million, partially offset by

•	proceeds from royalty right payments of $32.7 million.

On September 24, 2018, we announced that our board of directors authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $100.0 million pursuant to a share repurchase program. We repurchased 8.0 million shares of our common stock under this share repurchase program during the three months ended June 30, 2019, for an aggregate purchase price of $26.0 million, or an average cost of $3.27 per share, including trading commissions. Since the inception of this share repurchase program through June 30, 2019 we have repurchased 29.7 million shares for an aggregate purchase price of $95.9 million, or an average cost of $3.22 per share, including trading commissions.

Subsequent to June 30, 2019, we repurchased approximately 1.3 million shares of our common stock at a weighted-average price of $3.17 per share for a total of $4.1 million. These purchases concluded this share repurchase program. The amounts repurchased by us under the $100.0 million share repurchase program authorized by our board of directors totaled approximately 31.0 million shares of our common stock for an aggregate purchase price of $100.0 million, or an average cost of $3.22 per share, including trading commissions.

All shares of common stock repurchased under this share repurchase program were retired and restored to authorized but unissued shares of common stock.

We believe that cash on hand and cash from future revenues from acquired pharmaceutical products, medical devices and/or income generating assets, net of operating expenses, debt service and income taxes, will be sufficient to fund our operations over the next several years. Our continued success is dependent on our ability to acquire new pharmaceutical products or companies, and the timing of these transactions, in order to provide recurring cash flows going forward that support our business model, and service our debt.

We continuously evaluate alternatives to create value for our stockholders, including, for example, by investing in late clinical-stage or early commercial-stage therapeutics with attractive revenue growth potential, selling certain assets through optimally timed exit strategies, buying back our convertible notes, repurchasing our common stock or potentially selling our company.

We may consider additional debt or equity financings to support growth if cash flows from our existing business are not sufficient to fund future pharmaceutical product or company acquisitions.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

Convertible Senior Notes

As of June 30, 2019, our outstanding notes consisted of our December 2021 Notes, which in the aggregate totaled $150.0 million in principal.

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

Guarantees

Redwood City Lease Guarantee

In connection with the Spin-Off of Facet, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. In April 2010, Abbott Laboratories acquired Facet and later renamed the entity AbbVie Biotherapeutics, Inc. (“AbbVie”). If AbbVie were to default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of June 30, 2019, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $28.2 million. For additional information regarding our lease guarantee, see Note 12, Commitments and Contingencies.

Purchase Obligation

Noden DAC and Novartis entered into a supply agreement pursuant to which Novartis will manufacture and supply to Noden DAC a bulk tableted form of the Noden Products and the active pharmaceutical ingredient (“API”). In May 2019, Noden DAC and Novartis entered into an amended supply agreement pursuant to which Novartis will supply to Noden DAC a bulk tableted form of the Noden Products through 2020 and API through June 2021. The supply agreement may be terminated by either party for material breach that remains uncured for a specified time period. Under the terms of the amended supply agreement, Noden DAC is committed to purchase certain quantities of bulk product and API that would amount to approximately $90.9 million through June 2021, of which $53.1 million is committed over the next twelve months, which are guaranteed by the Company. While the supply agreement provides that the parties will agree to reasonable accommodations with respect to changes in firm orders, we expect that Noden DAC will meet the requirements of the supply agreement, unless otherwise negotiated.

LENSAR entered into various supply agreements for the manufacture and supply of certain components. The supply agreement commits LENSAR to a minimum purchase obligation of approximately $6.3 million over the next twenty-four months, of which $4.9 million is committed over the next twelve months. We expect that LENSAR will meet this requirement.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2019, there have been no material changes in our market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the chief executive officer and the chief financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2019, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our strategic investment in Evofem Biosciences, Inc. (“Evofem”) is subject to risks, and any other strategic investments that we may make from time to time may be subject to risks.

On April 10, 2019, we entered into a securities purchase agreement with Evofem, pursuant to which we invested $60.0 million in a private placement of securities representing approximately 29% ownership interest in Evofem. Our investment in Evofem is subject to a number of risks and uncertainties. Evofem has no products approved for commercialization, has never generated any material amount of revenue from product sales and may never be profitable. The ability for Evofem to generate revenue and achieve profitability depends on its ability, alone or with strategic collaborators, to successfully complete the development of, and obtain necessary regulatory and marketing approvals to commercialize one or more of its current or future product candidates.

Further, we have elected the fair value method to account for our investment in Evofem as we believe it better reflects economic reality, the financial reporting of the investment and the current value of the asset. Because the mark to market valuation will occur at the end of each quarterly reporting period, changes in fair value will vary based upon the volatility of the stock price, and such changes in fair value could have a material and adverse impact on our results of operations.

In addition, applicable securities law restrictions and other factors may result in an inability to liquidate our investment in Evofem. In addition, we may from time to time make strategic investments in other entities. Any such strategic investments will also be subject to risks and uncertainties that may cause us to lose some or all of any such investments.

We may not achieve the expected benefits from our strategic investment in Evofem.

We may not achieve some or all or the benefits that we expect to achieve from our investment in Evofem. Our investment in Evofem is expected to provide funding for Evofem's pre-commercial activities for Amphora®, its investigational, non-hormonal, on-demand prescription contraceptive gel for women, although there can be no assurance that our investment will guarantee its success.

In addition, we have limited control over the business and operation of Evofem. Although we are entitled to appoint one member of Evofem’s board of directors, as a minority shareholder, our influence on Evofem will be limited, and it is possible that Evofem may take actions that are not in our interest. If Evofem fails to conduct its business in a compliant manner, incurs an excessive amount of debt or goes bankrupt, or the business operations decline, the value of our investment may be harmed. Further, as we have limited control over the business and operation of Evofem, we will have limited oversight and control over the use of proceeds from our investment. If funds are not used efficiently or appropriately, the value of our investment may be harmed.

To the extent that we do not achieve the expected benefits from our investment, our business, financial condition and results of operations may be materially and adversely affected.

Our strategic investment in Evofem will depend heavily on whether Evofem can successfully develop, gain approval for and commercialize its lead product candidate, Amphora, for prevention of pregnancy. Failure of Evofem to successfully develop, gain approval or commercialize Amphora for prevention of pregnancy would likely cause its business to fail, which would diminish the value of our investment in Evofem.

Our investment in Evofem is substantially dependent on Evofem’s ability to successfully develop and commercialize Amphora for the prevention of pregnancy. Evofem’s second Phase 3 clinical trial intended to demonstrate efficacy for prevention of pregnancy had its last patient exit the study on November 8, 2018, and it released top-line results from this trial on December 17, 2018. The success of Evofem and the related return on our investment in Evofem depends almost entirely on the successful clinical development and regulatory approval of Amphora for prevention of pregnancy, which may never occur. Evofem intends to resubmit an NDA for Amphora for this indication in 2019, however the FDA may not approve Amphora for this indication and numerous factors may delay its ability to resubmit the NDA in a timely manner. Evofem has never received regulatory approval for any product. Even though Evofem was able to successfully complete its clinical trial for Amphora for prevention of pregnancy, it may be unable to obtain regulatory approval for Amphora for prevention of pregnancy. The commercial success of Amphora will also depend in significant measure upon Evofem’s ability to obtain marketing approval from the FDA or other regulatory authorities including an indication and labeling of sufficient scope to be commercially meaningful. Failure to achieve marketing approval from the FDA or other regulatory authorities of a commercially meaningful indication and labeling may substantially limit Evofem’s ability to market and promote Amphora. In addition, to obtain marketing approval of Amphora on schedule, manufacturing facilities operated by third parties with which Evofem has contracted for the purpose of the supply of Amphora will need to pass a regulatory inspection. Failure of the FDA to approve manufacture of Amphora at such third party facilities may delay approval, and consequently affect the value of our investment in Evofem. Evofem will also likely incur significant costs associated with launching and Amphora, including the development of a successful commercial team and strategy. The failure of Evofem to successfully develop, gain marketing approval and commercialize Amphora would have a material adverse impact on our investment in their company.

Our Strategic Positions business is subject to liquidity risks.

Investments we make in our Strategic Positions segment are, and will likely continue to be, in the form of securities that are subject to liquidity risks. Future strategic investments may be in companies that are not publicly traded. In many cases, there may be a prohibition by contract or by applicable laws from selling such securities for a period of time or there may not be a public market for such securities. Even if the securities are publicly traded, large holdings of securities can often be disposed of only over a substantial length of time, exposing the investment returns to risks of downward movement in market prices during the disposition period. Accordingly, under certain conditions, we may be forced to either sell securities at lower prices than we had expected or defer sales that we had planned to make, potentially for a considerable period of time. Investing in these securities can involve a high degree of risk, and we may lose some or all of the principal amount of such strategic investments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information relating to the repurchases of our common stock made by us in the three months ended June 30, 2019 (in thousands, except per share amounts):

Fiscal Period			Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program
April 1, 2019	to	April 30, 2019	2,762	$3.77	24,546	$19,711	(1)
May 1, 2019	to	May 31, 2019	2,207	$3.01	26,753	13,069
June 1, 2019	to	June 30, 2019	2,996	$3.00	29,749	4,079
Total for the three months ended June 30, 2019			7,965	$3.27	29,749	$4,079

____________________
(1) On September 24, 2018, we announced that our board of directors authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $100.0 million pursuant to a share repurchase program. All shares of common stock repurchased under our share repurchase program were retired and restored to authorized but unissued shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

In May 2019, Noden DAC and Novartis entered into an amended supply agreement pursuant to which Novartis will supply to Noden DAC a bulk tableted form of the Noden Products through 2020 and API through June 2021. The supply agreement may be terminated by either party for material breach that remains uncured for a specified time period. Under the terms of the amended supply agreement, Noden DAC is committed to purchase certain quantities of bulk product and API that would amount to approximately $90.9 million through June 2021, of which $53.1 million is committed over the next twelve months, which are guaranteed by the Company. While the supply agreement provides that the parties will agree to reasonable accommodations with respect to changes in firm orders, we expect that Noden DAC will meet the requirements of the supply agreement, unless otherwise negotiated.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Title

3.1	Restated Certificate of Incorporation effective March 23, 1993 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed March 31, 1993)

3.2	Certificate of Amendment of Certificate of Incorporation effective August 21, 2001 (incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K filed March 14, 2002)

3.3	Certificate of Amendment of Certificate of Incorporation effective January 9, 2006 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed January 10, 2006

3.4	Certificate of Designation, Preferences and Rights of the Terms effective August 25, 2006 (incorporated by reference to Exhibit 3.4 to Registration Statement on Form 8-A filed September 6, 2006)

3.5	Third Amended and Restated Bylaws effective December 4, 2014 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed December 9, 2014)

3.6	Certificate of Amendment of Restated Certificate of Incorporation effective May 22, 2013 (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 filed June 21, 2013)

10.1*	Executive Severance Plan and Schedule of Benefits (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 10, 2019)

10.2	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 11, 2019)

10.3*	Offer Letter between the Company and Edward A. Imbrogno (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 24, 2019)

10.4†	Noden Settlement Letter and Supply Agreement Amendment

31.1#	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1#+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

#	Filed herewith.

*	Management contract or compensatory plan or arrangement.

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

†	Certain information in this exhibit has been omitted for confidentiality purposes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 7, 2019
PDL BIOPHARMA, INC. (REGISTRANT)

/s/ Dominique Monnet
Dominique Monnet
President and Chief Executive Officer (Principal Executive Officer)

/s/ Peter S. Garcia
Peter S. Garcia
Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Edward A. Imbrogno
Edward A. Imbrogno
Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)