Form 10-Q
period 2019-09-30
PDL BIOPHARMA, INC.
filed 2019-11-06
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 (Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of October 31, 2019, there were 114,184,610 shares of the registrant’s Common Stock outstanding.

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

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Product revenue, net	$20,345	$24,387	$64,868	$79,472
Royalty rights - change in fair value	23,865	42,184	(4,277)	66,117
Royalties from Queen et al. patents	—	533	9	4,534
Interest revenue	—	754	—	2,254
License and other	(45)	40	(48)	614
Total revenues	44,165	67,898	60,552	152,991
Operating expenses
Cost of product revenue (excluding intangible asset amortization and impairment)	15,033	11,926	40,191	37,016
Amortization of intangible assets	1,575	1,577	4,745	14,254
General and administrative	12,092	13,211	33,037	39,401
Sales and marketing	1,712	3,469	6,515	14,367
Research and development	4,310	672	6,065	2,149
Impairment of intangible assets	—	—	—	152,330
Change in fair value of contingent consideration	—	302	—	(22,433)
Total operating expenses	34,722	31,157	90,553	237,084
Operating income (loss)	9,443	36,741	(30,001)	(84,093)
Non-operating (expense) income, net
Interest and other income, net	1,460	1,581	4,984	4,871
Interest expense	(3,011)	(2,866)	(8,950)	(9,262)
Equity affiliate - change in fair value	(27,378)	—	18,109	—
Gain on sale of intangible assets	3,476	—	3,476	—
Loss on exchange of convertible notes	(3,900)	—	(3,900)	—
Total non-operating (expense) income, net	(29,353)	(1,285)	13,719	(4,391)
(Loss) income before income taxes	(19,910)	35,456	(16,282)	(88,484)
Income tax (benefit) expense	(1,944)	9,900	(419)	(3,346)
Net (loss) income	(17,966)	25,556	(15,863)	(85,138)
Less: Net loss attributable to noncontrolling interests	(182)	—	(340)	—
Net (loss) income attributable to PDL’s shareholders	$(17,784)	$25,556	$(15,523)	$(85,138)

Net (loss) income per share
Basic	$(0.16)	$0.18	$(0.13)	$(0.58)
Diluted	$(0.16)	$0.18	$(0.13)	$(0.58)
Weighted-average shares outstanding
Basic	112,986	143,171	119,966	147,159
Diluted	112,986	144,224	119,966	147,159

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net (loss) income	$(17,966)	$25,556	$(15,863)	$(85,138)

Other comprehensive loss, net of tax
Change in unrealized gains (losses) on investments in available-for-sale securities:
Change in fair value of investments in available-for-sale securities, net of tax	—	—	—	(578)
Adjustment for net gains realized and included in net loss, net of tax	—	—	—	(603)
Total change in unrealized gains on investments in available-for-sale securities, net of tax	—	—	—	(1,181)	(a)
Total other comprehensive loss, net of tax	—	—	—	(1,181)
Comprehensive (loss) income	(17,966)	25,556	(15,863)	(86,319)
Less: Comprehensive loss attributable to noncontrolling interests	(182)	—	(340)	—
Comprehensive (loss) income attributable to PDL’s shareholders	$(17,784)	$25,556	$(15,523)	$(86,319)
 ______________________________________________
(a) Net of tax of $314 for the nine months ended September 30, 2018.

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,	December 31,
	2019	2018
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$294,270	$394,590
Accounts receivable, net	12,581	21,648
Notes receivable	63,317	63,042
Inventory	20,942	18,942
Prepaid and other current assets	15,779	18,995
Total current assets	406,889	517,217
Property and equipment, net	6,576	7,387
Royalty rights - at fair value	313,943	376,510
Investment in equity affiliate	67,200	—
Notes receivable, long-term	691	771
Intangible assets, net	47,349	51,319
Other assets	22,497	10,532
Total assets	$865,145	$963,736

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,256	$13,142
Accrued liabilities	27,653	39,312
Accrued income taxes	17	16
Total current liabilities	40,926	52,470
Convertible notes payable	132,484	124,644
Other long-term liabilities	54,301	56,843
Total liabilities	227,711	233,957

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 350,000 shares authorized; 114,185 and 136,513 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1,142	1,365
Additional paid-in capital	(100,419)	(98,030)
Treasury stock, at cost; zero and 750 shares held at September 30, 2019 and December 31, 2018, respectively	—	(2,103)
Retained earnings	736,695	828,547
Total PDL stockholders’ equity	637,418	729,779
Noncontrolling interests	16	—
Total stockholders’ equity	637,434	729,779
Total liabilities and stockholders’ equity	$865,145	$963,736

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	PDL Stockholders’ Equity
	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	136,512,522	$1,365	$(2,103)	$(98,030)	$828,547	$—	$729,779
Issuance of common stock, net of forfeitures	764,785	8	—	(8)	—	—	—
Stock-based compensation expense	—	—	—	1,169	—	—	1,169
Repurchase and retirement of common stock	(13,460,164)	(135)	613	—	(44,831)	—	(44,353)
Transfer of subsidiary shares to non-controlling interest	—	—	—	—	—	572	572
Comprehensive income:
Net income (loss)	—	—	—	—	6,680	(63)	6,617
Total comprehensive income	—	—	—	—	—	—	6,617
Balance at March 31, 2019	123,817,143	1,238	(1,490)	(96,869)	790,396	509	693,784
Issuance of common stock, net of forfeitures	37,996	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	2,175	—	—	2,175
Repurchase and retirement of common stock	(8,185,970)	(81)	944	—	(26,897)	—	(26,034)
Transfer of subsidiary shares to non-controlling interest	—	—	—	229	—	(216)	13
Comprehensive loss:
Net loss	—	—	—	—	(4,419)	(95)	(4,514)
Total comprehensive loss	—	—	—	—	—	—	(4,514)
Balance at June 30, 2019	115,669,169	1,157	(546)	(94,465)	759,080	198	665,424
Issuance of common stock, net of forfeitures	(18,061)	—	—	—	8	—	8
Stock-based compensation expense	—	—	—	2,059	—	—	2,059
Repurchase and retirement of common stock	(1,466,498)	(15)	546	—	(4,609)	—	(4,078)
Exchange of convertible notes	—	—	—	(8,013)	—	—	(8,013)
Comprehensive loss:
Net loss	—	—	—	—	(17,784)	(182)	(17,966)
Total comprehensive loss	—	—	—	—	—	—	(17,966)
Balance at September 30, 2019	114,184,610	$1,142	$—	$(100,419)	$736,695	$16	$637,434

	PDL Stockholders’ Equity
	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	153,774,756	$1,538	$—	$(102,443)	$945,614	$1,181	$—	$845,890
Issuance of common stock	37,500	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	957	—	—	—	957
Repurchase and retirement of common stock	(1,000,000)	(10)	(1,188)	—	(2,961)	—	—	(4,159)
Comprehensive income:
Net income	—	—	—	—	1,602	—	—	1,602
Change in unrealized gains on investments in available-for-sale securities, net of tax	—	—	—	—	—	(1,181)	—	(1,181)
Total comprehensive income	—	—	—	—	—	—	—	421
Balance at March 31, 2018	152,812,256	1,528	(1,188)	(101,486)	944,255	—	—	843,109
Issuance of common stock, net of forfeitures	324,591	4	—	(3)	3	—	—	4
Stock-based compensation expense	—	—	—	1,260	—	—	—	1,260
Repurchase and retirement of common stock	(7,165,415)	(72)	1,188	—	(20,565)	—	—	(19,449)
Comprehensive loss:
Net loss	—	—	—	—	(112,296)	—	—	(112,296)
Total comprehensive loss	—	—	—	—	—	—	—	(112,296)
Balance at June 30, 2018	145,971,432	1,460	—	(100,229)	811,397	—	—	712,628
Issuance of common stock, net of forfeitures	575,831	6	—	(6)	—	—	—	—
Stock-based compensation expense	—	—	—	2,595	—	—	—	2,595
Repurchase and retirement of common stock	(571,051)	(6)	—	—	(1,386)	—	—	(1,392)
Comprehensive income:
Net income	—	—	—	—	25,556	—	—	25,556
Total comprehensive income	—	—	—	—	—	—	—	25,556
Balance at September 30, 2018	$145,976,212	$1,460	$—	$(97,640)	$835,567	$—	$—	$739,387

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(15,863)	$(85,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible notes conversion option and debt issuance costs	5,776	5,745
Accreted interest on convertible note principal	79	—
Amortization of intangible assets	4,745	14,254
Amortization of right-of-use assets	662	—
Impairment of intangible assets	—	152,330
Change in fair value of royalty rights - at fair value	4,277	(66,117)
Change in fair value of equity affiliate	(16,574)	—
Change in fair value of derivative assets	(1,487)	(114)
Change in fair value of contingent consideration	—	(22,433)
Other amortization and depreciation	2,295	3,061
Loss on exchange of convertible notes	3,900	—
Gain on sale of available-for-sale securities	—	(764)
Loss on disposal of property and equipment	—	66
Gain on sale of intangible assets	(3,476)	—
Provision for bad debts	(23)	—
Stock-based compensation expense	5,403	4,814
Deferred income taxes	(3,272)	(3,285)
Changes in assets and liabilities:
Accounts receivable	8,815	15,752
Prepaid and other current assets	3,215	(4,557)
Accrued interest on notes receivable	—	(230)
Inventory	(2,787)	(3,471)
Other assets	358	(1,805)
Accounts payable	113	(10,774)
Accrued liabilities	(9,949)	(8,687)
Accrued income taxes	1	(1,286)
Other long-term liabilities	493	1,280
Net cash used in operating activities	(13,299)	(11,359)
Cash flows from investing activities
Proceeds from sales of available-for-sale securities	—	4,116
Proceeds from royalty rights - at fair value	58,290	57,049
Purchase of royalty rights	—	(20,000)
Proceeds from the sale of intangible assets	5,000	—
Purchase of intangible assets	(1,700)	—
Investment in equity affiliate	(60,000)	—
Purchase of property and equipment	(504)	(4,641)
Net cash provided by investing activities	1,086	36,524
Cash flows from financing activities
Repayment of convertible notes	—	(126,447)
Payment to exchange convertible notes	(7,451)	—
Net payments for capped call transactions	(3,694)	—
Payment of contingent consideration	(1,071)	—
Repurchase of Company common stock	(75,891)	(25,000)
Net cash used in financing activities	(88,107)	(151,447)
Net decrease in cash and cash equivalents	(100,320)	(126,282)
Cash and cash equivalents at beginning of the period	394,590	527,266
Cash and cash equivalents at end of period	$294,270	$400,984

Supplemental cash flow information
Cash (refunded) paid for income taxes	$(2,685)	$4,019
Cash paid for interest	$2,063	$4,591

	Nine Months Ended September 30,
	2019	2018
Supplemental schedule of non-cash investing and financing activities
December 2021 Notes exchanged for convertible notes due December 2024	$86,053	$—
Assets held for sale reclassified from other assets to intangible assets	$—	$1,811
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

Based on the nature of the Company’s existing investments and how they are managed, the Company structured its operations in four segments designated as Medical Devices, Strategic Positions, Pharmaceutical and Income Generating Assets. During the second quarter of 2019 the Company made an investment in Evofem Biosciences, Inc. (“Evofem”) (NASDAQ: EVFM) and added a new segment designated as Strategic Positions. This had no impact on its prior segment reporting structure.

•
The Company’s Medical Devices segment consists of revenue derived from the LENSAR® Laser System sales made by the Company’s subsidiary, LENSAR, Inc. (“LENSAR”), which may include equipment, Patient Interface Devices (“PIDs” or “consumables”), procedure licenses, training, installation, warranty and maintenance agreements.

•
The Company’s Strategic Positions segment consists of an investment in Evofem. The Company’s investment includes shares of common stock and warrants to purchase additional shares of common stock. Evofem is a publicly-traded clinical-stage biopharmaceutical company committed to developing and commercializing innovative products to address unmet needs in women's sexual and reproductive health. Evofem is leveraging its proprietary Multipurpose Vaginal pH Regulator (MVP-R™) platform to develop Amphora® (L-lactic acid, citric acid and potassium bitartrate) for hormone-free birth control.

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

Adopted Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, that supersedes Accounting Standards Codification (“ASC”) 840, Leases. Subsequently, the FASB issued several updates to ASU No. 2016-02, codified in ASC Topic 842 (“ASC 842”). The Company adopted ASC 842, Leases, on January 1, 2019 using the modified retrospective method for all leases not substantially completed as of the date of adoption. The reported results for the three and nine month periods ended September 30, 2019 reflect the application of ASC 842 guidance while the reported results for the three and nine month periods ended September 30, 2018 were prepared under the guidance of ASC 840, which is also referred to herein as “legacy GAAP” or the “previous guidance”. The cumulative impact of the adoption of ASC 842 was not material, therefore, the Company did not record any adjustments to retained earnings. As a result of adopting ASC 842, the Company recorded operating lease right-of-use (“ROU”) assets of $2.1 million and operating lease liabilities of $2.1 million, primarily related to corporate office leases, based on the present value of the future lease payments on the date of adoption. Changes to lessor accounting focused on conforming with certain changes made to lessee accounting and the recently adopted revenue recognition guidance. The adoption of ASC 842 did not materially change how the Company accounts for lessor arrangements.
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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement. The new guidance modifies disclosure requirements related to fair value measurement. The amendments in ASU No. 2018-13 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. Early adoption is permitted. The standard also allows for early adoption of any removed or modified disclosures upon issuance of ASU No. 2018-13 while delaying adoption of the additional disclosures until their effective date. The Company is currently evaluating the impact of this guidance on its Consolidated Financial Statement disclosures.

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

As of September 30, 2019, the Company owned approximately 29% of Evofem’s common stock. The Company’s investment in Evofem qualifies for equity method accounting given its percentage ownership in Evofem and the ability to exercise significant influence. The Company elected the fair value method to account for its investment in Evofem as it believes it better reflects economic reality, the financial reporting of the investment and the current value of the asset. Changes in fair value of the Evofem equity investment are presented in Non-operating (expense) income, net on the Condensed Consolidated Statements of Operations. Because the mark to market valuation will occur at the end of each quarterly reporting period, changes in fair value will vary based upon the volatility of the stock price. The Evofem equity investment is presented on the Condensed Consolidated Balance Sheet as an Investment in equity affiliate and reflects the fair value of the equity investment at the end of the reporting period.

For the three months ended September 30, 2019, the Company recognized an unrealized loss of $27.4 million, of which $21.4 million was related to Evofem common stock and $6.0 million was related to Evofem warrants. For the nine months ended September 30, 2019, the Company recognized an unrealized gain of $18.1 million, of which $16.6 million was related to Evofem common stock and $1.5 million was related to Evofem warrants.

The latest Evofem financial statements can be found on their corporate website at www.evofem.com or filed with the SEC at www.sec.gov.

3. Cash and Cash Equivalents

As of September 30, 2019 and December 31, 2018, the Company had invested its excess cash balances primarily in money market funds. The fair values of cash equivalents approximate their carrying values due to the short-term nature of such financial instruments.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the Company’s cash and cash equivalents by significant investment category as of September 30, 2019 and December 31, 2018:

(in thousands)	September 30, 2019	December 31, 2018

Cash	$64,039	$167,871
Money market funds	230,231	226,719
Total	$294,270	$394,590

The Company recognized zero and $0.8 million of gains on sales of available-for-sale securities in the three and nine months ended September 30, 2018, respectively. As of September 30, 2019 and December 31, 2018 the Company had no available-for-sale securities.

4. Inventories

Inventories consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018

Raw materials	$6,132	$6,214
Work in process	3,087	549
Finished goods	11,723	12,179
Total inventory	$20,942	$18,942

As of September 30, 2019 and December 31, 2018, the Company deferred approximately $0.1 million and $0.5 million, respectively, of costs associated with inventory transfers made under the Company’s third-party logistic provider service arrangement. These costs have been recorded as Prepaid and other current assets on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018. The Company will recognize the cost of product sold as inventory is transferred from its third-party logistics provider to the Company’s customers.

5. Fair Value Measurements

The fair value of the Company’s financial instruments are estimates of the amounts that would be received if the Company were to sell an asset or pay to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. The assets and liabilities are categorized and disclosed in one of the following three categories:

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table presents the fair value of the Company’s financial instruments measured at fair value on a recurring basis by level within the valuation hierarchy:

	September 30, 2019				December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Financial assets:
Money market funds	$230,231	$—	$—	$230,231	$226,719	$—	$—	$226,719
Corporate securities(1)	67,200	—	—	67,200	—	—	—	—
Warrants(2)	—	10,923	—	10,923	—	62	—	62
Royalty rights - at fair value	—	—	313,943	313,943	—	—	376,510	376,510
Total	$297,431	$10,923	$313,943	$622,297	$226,719	$62	$376,510	$603,291

Financial liabilities:
Contingent consideration, current(3)	$—	$—	$—	$—	$—	$—	$1,071	$1,071
Total	$—	$—	$—	$—	$—	$—	$1,071	$1,071
___________________

(1)	Corporate securities are classified as “Investment in equity affiliate” on the Condensed Consolidated Balance Sheet.

(2)	Warrants are included in “Other assets” on the Condensed Consolidated Balance Sheets.

(3)	Contingent consideration, current is classified as “Accrued liabilities” on the Condensed Consolidated Balance Sheet.

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

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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

As of December 31, 2018, in conjunction with the amendment described above, the Company was provided the power to direct the activities of Depo DR Sub, LLC and is the primary beneficiary of Depo DR Sub, LLC; therefore, Depo DR Sub, LLC is subject to consolidation by the Company. As of September 30, 2019, Depo DR Sub, LLC did not have any assets or liabilities of value for consolidation with the Company.

In October 2018, PDL submitted notice of its intent to exercise its audit right under the Assertio Royalty Agreement with respect to Glumetza royalties for the period beginning January 1, 2016 and ending December 31, 2018. No material adjustments were identified in connection with this audit.

The financial asset acquired represents a single unit of accounting. This financial asset is classified as a Level 3 asset within the fair value hierarchy, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future commercialization for products not yet approved by regulatory agencies outside of the United States. The estimated fair value of the financial asset acquired was determined by using a discounted cash flow analysis related to the expected future cash flows to be generated by each licensed product. The discounted cash flows are based upon expected royalties from sales of licensed products over approximately an eight-year period. The estimated fair value of the asset is

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

subject to variation should those cash flows vary significantly from the Company’s estimates. The Company periodically assesses the expected future cash flows and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than the original estimates, the Company will adjust the estimated fair value of the asset. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $6.6 million, respectively. Significant judgment is required in selecting appropriate discount rates. The discount rates utilized range from 10% to 24%. Should these discount rates increase or decrease by 2.5%, the fair value of the asset could decrease by $21.9 million or increase by $25.8 million, respectively.

As of September 30, 2019, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date for the above described royalty streams.

As of September 30, 2019, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $265.0 million and the maximum loss exposure was $265.0 million.

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

The estimated fair value of the royalty rights at September 30, 2019, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over approximately a nine-year period. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. The Company periodically assesses the expected future cash flows and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than the original estimates, the Company will adjust the estimated fair value of the asset. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $0.4 million, respectively. Significant judgment is required in selecting the appropriate discount rate. The discount rate utilized was 15.0%. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.3 million or increase by $1.5 million, respectively.

As of September 30, 2019, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date.

As of September 30, 2019, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $14.5 million and the maximum loss exposure was $14.5 million.

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

The estimated fair value of the royalty right at September 30, 2019 was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over approximately a three-year period. Based on the results of the Company’s analysis, which considered input from a third-party expert and the variance between the Company’s forecast model and actual results, the Company wrote down the fair value of the royalty asset by $3.1 million in the third quarter ended September 30, 2019. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. An evaluation of those estimates, discount rate utilized and general market conditions affecting fair market value is performed in each reporting period. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $0.5 million, respectively. Significant judgment is required in selecting the appropriate discount rate. The discount rate utilized was approximately 12.8%. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease or increase by $0.7 million, respectively.

As of September 30, 2019, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows.

As of September 30, 2019, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $21.2 million and the maximum loss exposure was $21.2 million.

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

As of September 30, 2019, and December 31, 2018, the Company determined that its royalty rights under the AcelRx Royalty Agreement represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of ARPI LLC that most significantly impact ARPI LLC’s economic performance and is not the primary beneficiary of ARPI LLC; therefore, ARPI LLC is not subject to consolidation by the Company.

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

The estimated fair value of the royalty right at September 30, 2019 was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

product. The discounted cash flow was based upon expected royalties from sales of licensed product over approximately a thirteen-year period. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. An evaluation of those estimates, discount rate utilized and general market conditions affecting fair market valuation is performed for each reporting period. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $0.3 million, respectively. Significant judgment is required in selecting the appropriate discount rate. The discount rate utilized was approximately 13.4%. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.2 million or increase by $1.5 million, respectively.

As of September 30, 2019, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date.

As of September 30, 2019, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $12.7 million and the maximum loss exposure was $12.7 million.

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

The estimated fair value of the royalty right at September 30, 2019, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of a licensed product over approximately a six-year period. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. An evaluation of those estimates, discount rate utilized and general market conditions affecting fair market value is performed in each reporting period. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by less than $0.1 million, respectively. Significant judgment is required in selecting the appropriate discount rate. The discount rate utilized was approximately 14.4%. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease or increase by less than $0.1 million, respectively.

As of September 30, 2019, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date.

As of September 30, 2019, the fair value of the asset acquired as reported in the Company’s Condensed Consolidated Balance Sheet was $0.6 million and the maximum loss exposure was $0.6 million.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following tables summarize the changes in Level 3 Royalty Right Assets and the gains and losses included in earnings for the nine months ended September 30, 2019:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Royalty Rights Assets

(in thousands)	Royalty Rights - At Fair Value
Fair value as of December 31, 2018		$376,510

Total net change in fair value for the period
Change in fair value of royalty rights - at fair value	$(4,277)
Proceeds from royalty rights - at fair value	$(58,290)
Total net change in fair value for the period		(62,567)

Fair value as of September 30, 2019		$313,943

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Royalty Rights Assets

	Fair Value as of	Royalty Rights -	Fair Value as of
(in thousands)	December 31, 2018	Change in Fair Value	September 30, 2019

Assertio (Depomed)	$264,371	$599	$264,970
VB	14,108	354	14,462
U-M	25,595	(4,379)	21,216
AcelRx	70,380	(57,650)	12,730
KYBELLA	2,056	(1,491)	565
	$376,510	$(62,567)	$313,943

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the changes in Level 3 Liabilities and the gains and losses included in earnings for the nine months ended September 30, 2019:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Liabilities

(in thousands)	Contingent Consideration
Fair value as of December 31, 2018	$(1,071)

Financial instruments purchased	—
Settlement of financial instrument(1)	1,071

Fair value as of September 30, 2019	$—
______________

(1)	Represents the final conversion consideration and earn out liability for the LENSAR acquisition of assets from Precision Eye Services.

Gains and losses from changes in Level 3 assets included in earnings for each period are presented in “Royalty rights - change in fair value” and gains and losses from changes in Level 3 liabilities included in earnings for each period are presented in “Change in fair value of anniversary payment and contingent consideration” as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018

Total change in fair value for the period included in earnings for royalty right assets held at the end of the reporting period	$23,865	$42,184	$(4,277)	$66,117

Total change in fair value for the period included in earnings for liabilities held at the end of the reporting period	$—	$(302)	$—	$22,433

Assets/Liabilities Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets consist of long-lived assets, including property and equipment and intangible assets and the shares of Alphaeon Class A common stock, received in connection with loans made to LENSAR by the Company prior to its acquisition of LENSAR. During the three months ended June 30, 2018, the Company recorded an impairment charge of $152.3 million for the Noden intangible assets related to the increased probability of a generic form of aliskiren being launched in the United States. As a result of this impairment charge, which was based on the estimated fair value of the assets, the remaining carrying value of these intangible assets was determined to be $40.1 million. The fair value calculation included level 3 inputs. The Company’s carrying value of the 1.7 million shares of Alphaeon common stock as of both September 30, 2019 and December 31, 2018 is $6.6 million based on an estimated per share value of $3.84, which was established by a valuation performed when the shares were acquired. The value of the Company’s investment in Alphaeon is not readily determinable as Alphaeon’s shares are not publicly traded. The Company evaluates the fair value of this investment by performing a qualitative assessment each reporting period. If the results of this qualitative assessment indicate that the fair value is less than the carrying value, the investment is written down to its fair value. There have been no such write downs since the Company acquired these shares. This investment is included in Other long-term assets. For additional information on the Alphaeon investment, see Note 6, Notes and Other Long-Term Receivables.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Assets/Liabilities Not Subject to Fair Value Recognition

The following tables present the fair value of assets and liabilities not subject to fair value recognition by level within the valuation hierarchy:

	September 30, 2019			December 31, 2018
(in thousands)	Carrying Value	Fair Value Level 2	Fair Value Level 3	Carrying Value	Fair Value Level 2	Fair Value Level 3

Assets:
Wellstat Diagnostics note receivable	$50,191	$—	$52,690	$50,191	$—	$57,322
Hyperion note receivable	1,200	—	1,200	1,200	—	1,200
CareView note receivable	11,458	—	11,458	11,458	—	11,458
Total	$62,849	$—	$65,348	$62,849	$—	$69,980

Liabilities:
December 2021 Notes	$55,652	$61,984	$—	$124,644	$151,356	$—
December 2024 Notes	76,832	81,034	—	—	—	—
Total	$132,484	$143,018	$—	$124,644	$151,356	$—

During the year ended December 31, 2018 the Company recorded an impairment loss of $8.2 million for the note receivable with CareView Communications, Inc. (“CareView”). There were no impairment losses on notes receivable in the three and nine month periods ended September 30, 2019.

As of September 30, 2019 and December 31, 2018, the estimated fair value of the CareView note receivable was determined using discounted cash flow models, incorporating expected principal and interest payments and also considered the recoverability of the note receivable balance utilizing third-party revenue multiples for small cap healthcare technology companies. As of September 30, 2019 and December 31, 2018, the estimated fair value of the Wellstat Diagnostics and Hyperion Catalysis International, Inc. (“Hyperion”) notes receivable were determined by using an asset approach and discounted cash flow model related to the underlying collateral and adjusted to consider estimated costs to sell the assets.

The Company determined its notes receivable assets are Level 3 assets as the Company’s valuations utilized significant unobservable inputs, including estimates of future revenues, discount rates, expectations about settlement, terminal values, required yield and the value of underlying collateral. The Company engages third-party valuation experts when deemed necessary to assist in evaluating its investments and the related inputs needed to estimate the fair value of certain investments.

The CareView note receivable is secured by substantially all assets of, and equity interests in CareView. The Wellstat Diagnostics note receivable is secured by substantially all assets of Wellstat Diagnostics and is supported by a guaranty from the Wellstat Diagnostics Guarantors (as defined in Note 6, Notes and Other Long-Term Receivables).

On September 30, 2019, the carrying value of one of the Company’s notes receivable assets differed from its estimated fair value. This is the result of inputs used in estimating the fair value of the collateral, including appraisals, projected cash flows of collateral assets and discount rates used when performing a discounted cash flow analysis.

The fair values of the Company’s convertible senior notes were determined using quoted market pricing.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table represents significant unobservable inputs used in determining the estimated fair value of impaired notes receivable investments:

Asset	Valuation Technique	Unobservable Input	September 30, 2019	December 31, 2018

Wellstat Diagnostics
Wellstat Guarantors intellectual property	Income Approach
		Discount rate	12%	12%
		Royalty amount	$21 million	$21 million
Settlement Amount	Income Approach
		Discount rate	15%	15%
		Settlement amount	$28 million	$34 million

Real Estate Property	Market Approach
		Annual appreciation rate	4%	4%
		Estimated realtor fee	6%	6%
		Estimated disposal date	3/31/2020	9/30/2019

CareView
Note receivable cash flows	Income Approach
		Discount rate	30%	30%

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

On October 14, 2016, the Company sent a notice of default and reference to foreclosure proceedings to certain of the Wellstat Diagnostics Guarantors which are not defendants in the New York action, but which are owners of real estate assets over which a deed of trust in favor of the Company securing the guarantee of the loan to Wellstat Diagnostics had been executed. On March

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

2, 2017, the Company sent a second notice to foreclose on the real estate assets, and noticed the sale for March 29, 2017. The sale was taken off the calendar by the trustee under the deed of trust and has not been re-scheduled yet. On March 6, 2017, the Company sent a letter to the Wellstat Diagnostics Guarantors seeking information in preparation for a UCC Article 9 sale of some or all of the intellectual property-related collateral of the Wellstat Diagnostics Guarantors. The Wellstat Diagnostics Guarantors did not respond to the Company’s letter, but on March 17, 2017, filed an order to show cause with the Supreme Court of New York to enjoin the Company’s sale of the real estate or enforcing its security interests in the Wellstat Diagnostics Guarantors’ intellectual property during the pendency of any action involving the guarantees at issue. On February 6, 2018, the Supreme Court of New York issued an order from the bench which enjoins the Wellstat Diagnostics Guarantors from selling, encumbering, removing, transferring or altering the collateral pending the outcome of the proceedings before it. The Supreme Court of New York also issued an order precluding the Company from foreclosing on certain of the Wellstat Diagnostics Guarantors’ collateral pending the outcome of the proceedings before it. In September of 2018, discovery in the New York action was completed. Summary judgment motions were filed by Wellstat Diagnostics and the Company in 2018 and a hearing was held on May 22, 2019. On September 11, 2019, the Supreme Court of New York granted the Company’s summary judgment motion, the court holding that the guarantees executed by the Wellstat Diagnostics Guarantors are valid and enforceable, and that the Wellstat Diagnostics Guarantors are liable for the amount owed under the loan agreement. The court ordered a damages inquest before a special referee to calculate the amount owed under the loan agreement between Wellstat Diagnostics and the Company. On September 12, 2019, the Wellstat Diagnostics Guarantors filed a notice of appeal in relation to the court’s decision. On September 17, 2019, the Wellstat Diagnostics Guarantors requested a stay of the enforcement of the New York Supreme Court’s decision pending their appeal of the decision. The court is in the process of scheduling the hearing dates for the damages inquest.

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

On October 22, 2015, certain of the Wellstat Diagnostics Guarantors filed a separate complaint against the Company in the Supreme Court of New York seeking a declaratory judgment that certain contractual arrangements entered into between the parties subsequent to Wellstat Diagnostics’ default, and which relate to a split of proceeds in the event that the Wellstat Diagnostics Guarantors voluntarily monetize any assets that are the Company’s collateral, is of no force or effect. This case has been joined for all purposes, including discovery and trial, and consolidated with the pending case filed by the Company. The Wellstat Diagnostic Guarantors filed a summary judgment motion with regard to this case, which was also heard by the court at the hearing on May 22, 2019. The court, in its September 11, 2019 decision, denied in its entirety the Wellstat Diagnostics Guarantors’ motion for summary judgment.

Effective April 1, 2014, and as a result of the event of default, the Company determined the loan to be impaired and it ceased to accrue interest revenue. At that time and as of September 30, 2019, it has been determined that an allowance on the carrying value of the note was not necessary, as the Company believes the value of the collateral securing Wellstat Diagnostics’ obligations exceeds the carrying value of the asset and is sufficient to enable the Company to recover the current carrying value of $50.2 million. The Company continues to closely monitor the timing and expected recovery of amounts due, including litigation and other matters related to Wellstat Diagnostics Guarantors’ assets. There can be no assurance that an allowance on the carrying value of the notes receivable investment will not be necessary in a future period depending on future developments.

Hyperion Agreement

On January 27, 2012, the Company and Hyperion (which is also a Wellstat Diagnostics Guarantor) entered into an agreement whereby Hyperion sold to the Company the royalty streams accruing from January 1, 2012 through December 31, 2013 due from Showa Denko K.K. (“SDK”) related to a certain patent license agreement between Hyperion and SDK dated December 31, 2008. In exchange for the lump sum payment to Hyperion of $2.3 million, in addition to any royalties from SDK, the Company was to receive two equal payments of $1.2 million on March 5, 2013 and March 5, 2014. The first payment of $1.2 million was paid on March 5, 2013, but the second payment that was due on March 5, 2014 has not been made by Hyperion. Effective as of such date and as a result of the event of default, the Company ceased to accrue interest revenue. As of

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

September 30, 2019, the estimated fair value of the collateral was determined to be in excess of the carrying value. There can be no assurance of realizing value from such collateral in the event of the Company’s foreclosure on the collateral.

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

As part of the original credit agreement, the Company received a warrant to purchase approximately 4.4 million shares of common stock of CareView at an exercise price of $0.45 per share. The Company has accounted for the warrant as a derivative asset with an offsetting credit as debt discount. At each reporting period the warrant is marked to market for changes in fair value.

In connection with the October 2015 amendment of the credit agreement, the Company and CareView also agreed to amend the warrant to purchase common stock agreement by reducing the warrant’s exercise price from $0.45 to $0.40 per share.

In February 2018, the Company entered into a modification agreement with CareView (the “February 2018 Modification Agreement”) whereby the Company agreed, effective December 28, 2017, to modify the credit agreement before remedies could otherwise have become available to the Company under the credit agreement in relation to certain obligations of CareView that would potentially not be met, including the requirement to make principal payments. Under the February 2018 Modification Agreement, the Company agreed that (i) a lower liquidity covenant would be applicable and (ii) principal repayment would be delayed until December 31, 2018. In exchange for agreeing to these modifications, among other things, the exercise price of the Company’s warrant to purchase 4.4 million shares of common stock of CareView was repriced from $0.40 to $0.03 per share and, subject to the occurrence of certain events, CareView agreed to grant the Company additional equity interests. As a result of the February 2018 Modification Agreement, the Company determined the loan to be impaired and it ceased to accrue interest revenue effective October 1, 2017.

In September 2018, the Company entered into an amendment to the February 2018 Modification Agreement with CareView whereby the Company agreed, effective as of September 28, 2018, that a lower liquidity covenant would be applicable. In December 2018, the Company further modified the loan by agreeing that (i) a lower liquidity covenant would be applicable, (ii) the first principal payment would be deferred until January 31, 2019, and (iii) the scheduled interest payment due December 31, 2018 would be deferred until January 31, 2019. In December 2018, and in consideration of the further modification to the credit agreement, the Company completed an impairment analysis and determined that the note was impaired and recorded an impairment loss of $8.2 million. For additional information see Note 5, Fair Value Measurements. As of March 31, 2019, the principal repayment and interest payments were deferred until April 30, 2019. The principal repayment and interest payment were subsequently deferred until May 15, 2019. In May 2019, and in consideration of additional capital raised by CareView, the Company further modified the loan by agreeing that (i) the first principal and interest payments would be deferred until September 30, 2019 and (ii) the remaining liquidity covenant would be removed. In September 2019, the Company further modified the loan by agreeing that the first principal and interest payments would be deferred until November 30, 2019. As of September 30, 2019, the Company performed an analysis and determined that no additional impairment was required and estimated the fair value of the warrant to be less than $0.1 million.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

7. Leases

Lessee arrangements

The Company has operating leases for corporate offices and certain equipment. The Company’s operating leases have remaining lease terms ranging from one to seven years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within three years.

The components of lease expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018

Operating lease cost	$234	$289	$701	$898
Short-term lease cost	53	13	97	37
Total lease cost	$287	$302	$798	$935

Supplemental cash flow information related to leases is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$235	$289	$685	$898
Right-of-use-assets obtained in exchange for lease obligations:
Operating leases	$—	N/A	$2,111	N/A
_______________
N/A    Not applicable

The following table presents the lease balances within the Condensed Consolidated Balance Sheet, weighted-average remaining lease term, and weighted-average discount rates related to the Company’s operating leases (in thousands):

Operating Leases	Classification	September 30, 2019

Operating lease ROU assets	Other assets	$1,439

Operating lease liabilities, current	Accrued liabilities	$723
Operating lease liabilities, long-term	Other long-term liabilities	751
Total operating lease liabilities	Total operating lease liabilities	$1,474

Weighted-average remaining lease term		1.75 years
Weighted-average discount rate		6%

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Maturities of operating lease liabilities as of September 30, 2019 are as follows (in thousands):

Fiscal Year	Amount

2019 (Remaining three months)	$235
2020	833
2021	470
2022	—
2023	—
Thereafter	—
Total operating lease payments	1,538
Less: imputed interest	64
Total operating lease liabilities	$1,474

Future minimum operating lease payments as of December 31, 2018 were as follows (in thousands):

Fiscal Year	Amount

2019	$1,140
2020	1,003
2021	559
2022	—
2023	—
Thereafter	—
Total	$2,702

As of September 30, 2019, the Company had no additional significant operating or finance leases that had not yet commenced.

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

The components of lease income are as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(in thousands)	Classification	2019	2018	2019	2018

Sales-type lease selling price	Product revenue, net	$217	$417	$217	$568
Cost of underlying asset		(34)	(208)	(34)	(266)
Operating profit		$183	$209	$183	$302

Interest income on the lease receivable	Interest and other income, net	$12	$12	$38	$37

Initial direct costs incurred	Operating expense	$(14)	$(23)	$(14)	$(31)

Operating lease Income	Product revenue, net	$1,351	$1,511	$3,943	$5,787

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Net investment in sales-type leases are as follows:

(in thousands)	Classification	September 30, 2019	December 31, 2018

Lease payment receivable, current	Accounts receivable, net and Notes receivable, current	$468	$533
Lease payment receivable, long-term	Notes receivable, long-term and Other assets	691	475
Total lease payment receivable		$1,159	$1,008

Equipment under lease is stated at cost less accumulated depreciation and is classified as “Property and equipment, net” on the Condensed Consolidated Balance Sheets. Depreciation is computed using the straight-line method over an estimated useful life of the greater of the lease term or five years to ten years. Equipment under lease is as follows:

(in thousands)	September 30, 2019	December 31, 2018

Equipment under lease	$6,314	$6,529
Less accumulated depreciation	(4,818)	(3,665)
Equipment under lease, net	$1,496	$2,864

Maturities of sales-type lease receivables as of September 30, 2019 are as follows (in thousands):

Fiscal Year	Amount

2019 (Remaining three months)	$143
2020	475
2021	279
2022	230
2023	112
Thereafter	—
Total undiscounted cash flows	1,239
Present value of lease payments (recognized as lease receivables)	1,159
Difference between undiscounted and discounted cash flows	$80

Maturities of operating lease receivables as of September 30, 2019 are as follows (in thousands):

Fiscal Year	Amount

2019 (Remaining three months)	$697
2020	1,979
2021	895
2022	266
2023	81
Thereafter	—
Total undiscounted cash flows	$3,918

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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

On March 4, 2019, the Company announced the U.S. commercial launch of an authorized generic form of Tekturna, with the same drug formulation as Tekturna. The Company performed an impairment assessment of the Noden asset group at this time by estimating the undiscounted future cash flows with respect to the asset and comparing the sum of these cash flows to the asset’s carrying value and concluded a further impairment was not required.

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

In September 2019, LENSAR exclusively licensed certain intellectual property from a third-party for $3.5 million in cash for use in research and development activities. The amount was immediately expensed and is included in Research and development expense in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The components of intangible assets as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019			December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Finite-lived intangible assets:
Acquired products rights(1)	$36,143	$(5,647)	$30,496	$36,143	$(2,258)	$33,885
Customer relationships(1) (2) (4)	8,028	(1,420)	6,608	8,028	(782)	7,246
Acquired technology(2) (3) (5)	11,500	(1,549)	9,951	11,011	(1,203)	9,808
Acquired trademarks(2)	570	(276)	294	570	(190)	380
	$56,241	$(8,892)	$47,349	$55,752	$(4,433)	$51,319
________________

(1)	The Company acquired certain intangible assets as part of the Noden transaction. They are being amortized on a straight-line basis over a weighted-average period of eight years.

(2)
The Company acquired certain intangible assets as part of its acquisition of LENSAR in May 2017. They are being amortized on a straight-line basis over a weighted-average period of 15 years. The intangible assets for customer relationships are being amortized using a double-declining method of amortization as such method better represents the economic benefits to be obtained.

(3)
The Company acquired certain intangible assets as part of the foreclosure on certain of Direct Flow Medical, Inc. (“DFM”) assets. In August 2019, the Company sold the DFM intangible assets for $5.0 million in cash and a single-digit percentage of any net final award received as part of the acquirer’s monetization process using the intangible assets. Prior to the sale, these intangible assets were being amortized on a straight-line basis over a weighted-average period of 10 years.

(4)	LENSAR acquired certain intangible assets for customer relationships from Precision Eye Services, which are being amortized using a double-declining method over a period of 20 years.
(5) LENSAR acquired certain intangible assets from a third-party, which are being amortized on a straight-line basis over a period of 15 years.

For the three and nine months ended September 30, 2019, amortization expense was $1.6 million and $4.7 million, respectively, and for the three and nine months ended September 30, 2018 amortization expense was $1.6 million and $14.3 million, respectively. The decline in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 is primarily due to the Noden DAC impairment described above.

Based on the intangible assets recorded at September 30, 2019, and assuming no subsequent additions to or impairment of the underlying assets, the remaining amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount

2019 (Remaining three months)	$1,560
2020	6,213
2021	6,181
2022	6,076
2023	6,014
Thereafter	21,305
Total remaining amortization expense	$47,349

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

9. Accrued Liabilities

Accrued liabilities consist of the following:

(in thousands)	September 30, 2019	December 31, 2018

Accrued rebates, chargebacks and other revenue reserves	$10,265	$20,133
Deferred revenue	4,782	8,811
Compensation	5,750	4,468
Interest	1,375	344
Legal	740	623
Other	4,741	4,933
Total	$27,653	$39,312

The following table provides a summary of activity with respect to the Company’s sales allowances and accruals for the nine months ended September 30, 2019:

(in thousands)	Discount and Distribution Fees	Government Rebates and Chargebacks	Assistance and Other Discounts	Product Returns	Total

Balance at December 31, 2018	$3,094	$8,901	$3,457	$4,681	$20,133
Allowances for current period sales	4,122	10,020	4,194	1,317	19,653
Allowances for prior period sales	50	1,841	120	33	2,044
Credits/payments for current period sales	(1,944)	(7,401)	(3,105)	(263)	(12,713)
Credits/payments for prior period sales	(3,075)	(10,228)	(3,329)	(2,220)	(18,852)
Balance at September 30, 2019	$2,247	$3,133	$1,337	$3,548	$10,265

10. Convertible Senior Notes

		Principal Balance Outstanding	Carrying Value
		September 30,	September 30,	December 31,
Description	Maturity Date	2019	2019	2018
(in thousands)
Convertible Senior Notes
December 2021 Notes	December 1, 2021	$63,947	$55,652	$124,644
December 2024 Notes	December 1, 2024	86,053	$76,832	—
Total		$150,000	$132,484	$124,644

February 2018 Notes

On February 12, 2014, the Company issued $300.0 million in aggregate principal amount, at par, of the 4.0% Convertible Senior Notes due February 1, 2018 (the “February 2018 Notes”) in an underwritten public offering, for net proceeds of $290.2 million. The February 2018 Notes were due February 1, 2018. In November 2015, $53.6 million in aggregate principal amount of the February 2018 Notes were repurchased and in November 2016 an additional $120.0 million in aggregate principal amount of the February 2018 Notes were repurchased in open market transactions. In connection with these repurchases, the Company unwound a corresponding portion of the purchased call options and warrants related to the notes.

On February 1, 2018, upon maturity of the February 2018 Notes, the Company repaid a total cash amount of $129.0 million to the custodian, The Bank of New York Mellon Trust Company, N.A., which was comprised of $126.4 million in principal amount and $2.6 million in accrued interest, to retire the February 2018 Notes.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Interest expense for the February 2018 Notes on the Company’s Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands)	2018	2018

Contractual coupon interest	$—	$421
Amortization of debt issuance costs	—	88
Amortization of debt discount	—	293
Total	$—	$802

December 2021 Notes

On November 22, 2016, the Company issued $150.0 million in aggregate principal amount, at par, of 2.75% Convertible Senior Notes due December 1, 2021 (the “December 2021 Notes”) in an underwritten public offering, for net proceeds of $145.7 million. The December 2021 Notes are due December 1, 2021, and the Company pays interest at 2.75% on the December 2021 Notes semiannually in arrears on June 1 and December 1 of each year, beginning June 1, 2017. A portion of the proceeds from the December 2021 Notes, net of amounts used for the capped call transaction described below, was used to extinguish $120.0 million of the February 2018 Notes.

In September 2019, the Company entered into privately negotiated exchange agreements with certain holders of approximately $86.1 million aggregate principal amount of outstanding December 2021 Notes. The Company exchanged $86.1 million aggregate principal of December 2021 Notes for an identical principal amount of 2.75% Convertible Senior Notes due December 1, 2024 (the “December 2024 Notes”), plus a cash payment of $70.00 for each $1,000 principal amount tendered (“Exchange Transaction”). See “December 2024 Notes” below. The terms of the remaining December 2021 Notes remained unchanged.

The Exchange Transaction qualified as a debt extinguishment and the Company recognized a loss on exchange of the convertible notes of $3.9 million, which is included in Non-operating (expense) income, net in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019.

Upon the occurrence of a fundamental change, as defined in the indenture entered into in connection with the December 2021 Notes (the “December 2021 Notes Indenture”), holders have the option to require the Company to repurchase their December 2021 Notes at a purchase price equal to 100% of the principal, plus accrued interest.

The December 2021 Notes are convertible under any of the following circumstances at any time prior to the close of business on the business day immediately preceding June 1, 2021 (or at any time beginning on June 1, 2021 until the close of business on the second scheduled trading day immediately preceding the stated maturity):

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

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

of common stock, subject to adjustments upon the occurrence of certain specified events as set forth in the December 2021 Notes Indenture.

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, the Company was required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, the Company separated the principal balance of the December 2021 Notes between the fair value of the debt component with the remainder of the consideration being allocated to the equity component. Using an assumed borrowing rate of 9.5%, which represented the estimated market interest rate for a similar nonconvertible instrument available to the Company on the date of issuance, the Company recorded a debt discount of $4.3 million, allocated $23.8 million to additional paid-in capital for the conversion feature and allocated $12.8 million to deferred tax liability. The debt discount, including the conversion feature and issuance costs allocated to debt, which remained after amortization and the effect of the Exchange Transaction, is being amortized to interest expense over the term of the December 2021 Notes and increases interest expense during the term of the December 2021 Notes from the 2.75% cash coupon interest rate to an effective interest rate of 9.7%. As of September 30, 2019, the remaining discount amortization period is 2.2 years.

The carrying value and unamortized discount of the December 2021 Notes were as follows:

(in thousands)	September 30, 2019	December 31, 2018

Principal amount of the December 2021 Notes	$63,947	$150,000
Unamortized discount of liability component	(8,295)	(25,356)
Net carrying value of the December 2021 Notes	$55,652	$124,644

Interest expense for the December 2021 Notes included in the Company’s Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018

Contractual coupon interest	$939	$1,031	$3,002	$3,095
Amortization of debt issuance costs	17	19	57	57
Amortization of debt discount	130	136	406	405
Amortization of conversion feature	1,692	1,680	5,252	4,903
Total	$2,778	$2,866	$8,717	$8,460

As of September 30, 2019, the December 2021 Notes are not convertible.

Capped Call Transaction

In connection with the offering of the December 2021 Notes, the Company entered into a privately-negotiated capped call transaction with an affiliate of the underwriter of such issuance. The aggregate cost of the capped call transaction was $14.4 million. The capped call transaction is generally expected to reduce the potential dilution upon conversion of the December 2021 Notes and/or partially offset any cash payments the Company is required to make in excess of the principal amount of converted December 2021 Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the capped call transaction, is greater than the strike price of the capped call transaction. This initially corresponds to the approximate $3.81 per share conversion price of the December 2021 Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the December 2021 Notes. The cap price of the capped call transaction was initially $4.88 per share and is subject to certain adjustments under the terms of the capped call transaction. The Company will not be required to make any cash payments to the option counterparty upon the exercise of the options that are a part of the capped call transaction, but the Company will be entitled to receive from it an aggregate amount of cash and/or number of shares of the Company’s common stock, based on the settlement method election chosen for the related convertible senior notes, with a value equal to the amount by which the market price per share of the Company’s common stock, as measured under the terms of the capped call transaction, is greater than the strike price of the capped call

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

transaction during the relevant valuation period under the capped call transaction, with such number of shares of the Company’s common stock and/or amount of cash subject to the cap price.

The Company evaluated the capped call transaction under authoritative accounting guidance and determined that it should be accounted for as separate transaction and classified as a net reduction to additional paid-in capital within stockholders’ equity with no recurring fair value measurement recorded.

In connection with the September 2019 Exchange Transaction, the Company unwound a portion of the capped call entered into when the December 2021 Notes were issued, as discussed below. The $0.9 million proceeds from the unwind of the capped call, which reflected the value of the options outstanding at the time of the Exchange Transaction and the average share price of the Company’s common stock were included as an increase to Additional paid-in capital within stockholders’ equity.

December 2024 Notes

On September 17, 2019, the Company exchanged $86.1 million aggregate principal of December 2021 Notes for an identical aggregate original principal amount of December 2024 Notes, plus a cash payment of $70.00 for each $1,000 principal amount exchanged, totaling approximately $6.0 million. The December 2024 Notes are due December 1, 2024, and the Company pays interest at 2.75% on the December 2024 Notes semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2019. The original principal of the December 2024 Notes will accrete at a rate of 2.375% per year (“Accretion Interest”) commencing September 17, 2019 through the maturity of the December 2024 Notes. The accreted principal amount of the December 2024 Notes is payable in cash upon maturity.

Upon the occurrence of a fundamental change, as defined in the indenture entered into in connection with the December 2024 Notes (the “December 2024 Notes Indenture”), holders have the option to require the Company to repurchase their December 2024 Notes at a purchase price equal to 100% of the accreted principal amount of such December 2024 Notes, plus accrued interest on the original principal amount thereon.

The December 2024 Notes are convertible under any of the following circumstances at any time prior to the close of business on the business day immediately preceding June 1, 2024 (or at any time beginning on June 1, 2024 until the close of business on the second scheduled trading day immediately preceding the stated maturity):

•
During any fiscal quarter (and only during such fiscal quarter) commencing after the fiscal quarter ended December 31, 2019, if the last reported sale price of Company common stock for at least 20 trading days (whether or not consecutive), in the period of 30 consecutive trading days, ending on, and including, the last trading day of the immediately preceding fiscal quarter, exceeds 130% of the conversion price for the notes on each applicable trading day;

•
During the five business-day period immediately after any five consecutive trading-day period, which the Company refers to as the measurement period, in which the trading price per $1,000 original principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of Company common stock and the conversion rate for the notes for each such trading day;

•	Upon the occurrence of specified corporate events or upon a redemption of the notes, in each case as described in the December 2024 Notes Indenture; or

•	On or after June 1, 2024, at the option of the holder prior to the second scheduled trading day preceding December 1, 2024.

In accordance with the terms of the December 2024 Notes Indenture, the Company has the right, but not the obligation, to redeem all or any portion of the December 2024 Notes that is equal to $1,000 original principal amount or an integral multiple of $1,000 prior to their scheduled maturity on a redemption date beginning on or after December 1, 2021 and on or before the 60th scheduled trading day before December 1, 2024, for a cash purchase price equal to the redemption price, but only if the last reported sale price of Company common stock exceeds 128% of the conversion price for the December 2024 Notes on (i) each of at least 20 trading Days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the trading day immediately before the redemption notice date for such redemption; and (ii) the trading day immediately before such redemption notice date. The redemption price for the December 2024 Notes called for redemption is equal to the then accreted principal amount of such December 2024 Notes plus accrued but unpaid interest on the original principal amount thereon. The calling of any December 2024 Notes for redemption will constitute a make-whole fundamental change with

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

respect to such notes, entitling the holders who convert such December 2024 Notes called for redemption prior to the applicable redemption date to receive an increase in the applicable conversion rate, as described in the December 2024 Notes Indenture.

The initial conversion rate for the December 2024 Notes is 262.2951 shares of the Company’s common stock per $1,000 original principal amount of December 2024 Notes, which is equivalent to an initial conversion price of approximately $3.81 per share of common stock, subject to adjustments upon the occurrence of certain specified events as set forth in the December 2024 Notes Indenture.

In accordance with the accounting guidance for an extinguishment of convertible debt instruments with a cash conversion feature, the Company was required to allocate the fair value of the consideration transferred between the liability component and the equity component. To calculate the fair value of the debt immediately prior to derecognition, the carrying value was recalculated in a manner that reflected the estimated market interest rate for a similar nonconvertible instrument at the date of issuance. Using an assumed borrowing rate of 7.05% the Company calculated the fair value of the debt representing the amount allocated to the liability component of the December 2024 Notes with the remainder of the consideration allocated to the equity conversion feature, to reflect the reacquisition of the embedded conversion option. The conversion feature together with the fees allocated to the debt are accounted for as a debt discount. As a result of the Exchange Transaction, the Company recorded a total debt discount of $9.4 million, which included the cash conversion feature of $8.1 million and the debt issuance fees of $1.3 million, charged $5.5 million to Additional paid-in capital and recorded $1.2 million to deferred tax liability. The amount charged to Additional paid-in capital represents the difference between the consideration paid for the Exchange Transaction and the fair value of the debt prior to the extinguishment.

The Accretion Interest and debt discount, including the conversion feature and issuance costs allocated to debt, are being amortized to interest expense over the term of the December 2024 Notes which increases interest expense during the term of the December 2024 Notes from the 2.75% cash coupon interest rate to an effective interest rate of 7.5%. As of September 30, 2019, the remaining discount amortization period is 5.2 years.

The carrying value, accretion and unamortized discount of the December 2024 Notes were as follows:

(in thousands)	September 30, 2019	December 31, 2018

Principal amount of the December 2024 Notes	$86,053	$—
Unamortized discount of liability component	(9,300)	—
Accretion Interest on outstanding principal	79	—
Net carrying value of the December 2024 Notes	$76,832	$—

Interest expense for the December 2024 Notes included in the Company’s Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018

Contractual coupon interest	$92	$—	$92	$—
Accretion Interest on outstanding principal	79	—	79	—
Amortization of debt issuance costs	8	—	8	—
Amortization of conversion feature	54	—	54	—
Total	$233	$—	$233	$—

Capped Call Transaction

In connection with the offering of the December 2024 Notes, the Company entered into a privately-negotiated capped call transaction with an affiliate of the underwriter of such issuance. The aggregate cost of the capped call transaction was $4.5 million. The capped call transaction is generally expected to reduce the potential dilution upon conversion of the December 2024 Notes and/or partially offset any cash payments the Company is required to make in excess of the principal amount of converted December 2024 Notes in the event that the market price per share of the Company’s common stock, as measured

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

under the terms of the capped call transaction, is greater than the strike price of the capped call transaction. This initially corresponds to the approximate $3.81 per share conversion price of the December 2024 Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the December 2024 Notes. The cap price of the capped call transaction was initially $4.88 per share and is subject to certain adjustments under the terms of the capped call transaction. The Company will not be required to make any cash payments to the option counterparty upon the exercise of the options that are a part of the capped call transaction, but the Company will be entitled to receive from it an aggregate amount of cash and/or number of shares of the Company’s common stock, based on the settlement method election chosen for the related convertible senior notes, with a value equal to the amount by which the market price per share of the Company’s common stock, as measured under the terms of the capped call transaction, is greater than the strike price of the capped call transaction during the relevant valuation period under the capped call transaction, with such number of shares of the Company’s common stock and/or amount of cash subject to the cap price.

The Company evaluated the capped call transaction under authoritative accounting guidance and determined that it should be accounted for as separate transaction from the debt as it was entered into with a separate counterparty and does not relate to the same risk. The $4.5 million premium for the capped call was classified as a reduction to Additional paid-in capital within stockholders’ equity and will not be subject to recurring fair value measurement.

The net impact to the Company’s stockholders’ equity included in Additional paid-in capital related to the issuance of the Notes and capped call transactions was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018

Conversion option adjustment	$5,402	$—	$5,402	$—
Net payments for capped call transactions	3,694	—	3,694	—
Deferred taxes	(1,217)	—	(1,217)	—
Issuance costs	134	—	134	—
Total	$8,013	$—	$8,013	$—

11. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	September 30,	December 31,
(in thousands)	2019	2018

Uncertain tax positions	$32,829	$31,706
Deferred tax liabilities	9,598	13,847
Accrued lease guarantee	10,700	10,700
Long-term incentive accrual	92	125
Other	1,082	465
Total	$54,301	$56,843

12. Commitments and Contingencies

Lease Guarantee

In connection with the spin-off (the “Spin-Off”) by the Company of Facet Biotech Corporation (“Facet”), the Company entered into amendments to the leases for the Company’s former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify the Company for all matters related to the leases attributable to the period after the Spin-Off date. In April 2010, Abbott Laboratories acquired Facet and later renamed the entity AbbVie Biotherapeutics, Inc. (“AbbVie”). If AbbVie were to default under its lease obligations, the Company could be held liable by the landlord as a co-tenant and, thus, the Company has in substance guaranteed the payments under the lease

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

agreements for the Redwood City facilities. As of September 30, 2019, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $25.4 million.

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

The Company has recorded a liability of $10.7 million on its Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, related to this guarantee. In future periods, the Company may adjust this liability for any changes in the ultimate outcome of this matter that are both probable and estimable.

Purchase Obligations

Noden DAC and Novartis entered into a supply agreement pursuant to which Novartis will manufacture and supply to Noden DAC a bulk tableted form of the Noden Products and active pharmaceutical ingredient (“API”). In May 2019, Noden DAC and Novartis entered into an amended supply agreement pursuant to which Novartis will supply to Noden DAC a bulk tableted form of the Noden Products through 2020 and API through June 2021. The supply agreement may be terminated by either party for material breach that remains uncured for a specified time period. Under the terms of the amended supply agreement, Noden DAC is committed to purchase certain quantities of bulk product and API that would amount to approximately $82.7 million through June 2021, of which $54.3 million is committed over the next twelve months, which are guaranteed by the Company. While the supply agreement provides that the parties will agree to reasonable accommodations with respect to changes in firm orders, the Company expects that Noden DAC will meet the requirements of the supply agreement, unless otherwise negotiated.

LENSAR entered into various supply agreements for the manufacture and supply of certain components. The supply agreements commit LENSAR to a minimum purchase obligation of approximately $6.1 million over the next twelve months. LENSAR expects to meet these requirements.

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

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

repurchased 8.7 million shares of its common stock under the share repurchase program during the fiscal year ended December 31, 2018, for an aggregate purchase price of $25.0 million, or an average cost of $2.86 per share, including trading commissions.

On September 24, 2018, the Company announced that its board of directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $100.0 million pursuant to a share repurchase program. The Company repurchased 22.4 million shares of its common stock under this share repurchase program during the nine months ended September 30, 2019, for an aggregate purchase price of $74.5 million, or an average cost of $3.33 per share, including trading commissions. Since the inception of this share repurchase program through September 30, 2019, the Company has repurchased 31.0 million shares for an aggregate purchase price of $100.0 million, or an average cost of $3.22 per share, including trading commissions. All shares of common stock repurchased under this share repurchase program were retired and restored to authorized but unissued shares of common stock. This program was completed in July 2019.

14. Stock-Based Compensation

The Company grants restricted stock awards and stock options pursuant to a stockholder approved stock-based incentive plan.

The following table summarizes the Company’s stock option and restricted stock award activity during the nine months ended September 30, 2019:

	Stock Options		Restricted Stock Awards
(in thousands, except per share amounts)	Number of Shares Outstanding	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Grant-date Fair Value Per Share

Balance at December 31, 2018	7,869	$2.82	883	$2.87
Granted	5,796	$3.17	905	$3.58
Exercised or vested	—	$—	(335)	$2.69
Forfeited or canceled	(968)	$3.30	(121)	$3.17
Balance at September 30, 2019	12,697	$3.13	1,332	$3.37

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

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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

Pharmaceutical

The Company’s Pharmaceutical segment consists of revenue derived from the Noden Products.

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

The Pharmaceutical segment principally generates revenue from products sold to wholesalers and distributors. Customer orders are generally fulfilled within a few days of receipt resulting in minimal order backlog. Contractual performance obligations are usually limited to transfer of the product to the customer. The transfer occurs either upon shipment or upon receipt of the product in certain countries outside the United States after considering when the customer obtains control of the product. In addition, in some countries outside of the United States, the Company sells product on a consignment basis where control is not transferred until the customer resells the product to an end user. At these points, customers are able to direct the use of and obtain substantially all of the remaining benefits of the product.

Sales to customers are initially invoiced at contractual list prices. Payment terms are typically 30 to 90 days based on customary practice in each country. Revenue is reduced from the list price at the time of recognition for expected chargebacks, discounts, rebates, sales allowances and product returns, which are collectively referred to as gross-to-net adjustments. These reductions are attributed to various commercial agreements, managed healthcare organizations and government programs such as Medicare, Medicaid, and the 340B Drug Pricing Program containing various pricing implications such as mandatory discounts, pricing protection below wholesaler list price and other discounts when Medicare Part D beneficiaries are in the coverage gap. These various reductions in the transaction price have been estimated using either a most likely amount, in the case of prompt pay discounts, or expected value method for all other variable consideration and have been reflected as liabilities and are settled through cash payments, typically within time periods ranging from a few months to one year. Significant judgment is required

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

in estimating gross-to-net adjustments considering legal interpretations of applicable laws and regulations, historical experience, payer channel mix, current contract prices under applicable programs, unbilled claims, processing time lags and inventory levels in the distribution channel.

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

In January 2018, DFM, LLC, a wholly-owned subsidiary of the Company, granted an exclusive license related to certain Direct Flow Medical, Inc. assets in exchange for $0.5 million in cash and up to $2.0 million in royalty payments. The $0.5 million payment was accounted for in accordance with ASC 606 under which the full cash payment was recognized as revenue in the first quarter of 2018 as DFM, LLC had fulfilled its performance obligation under the agreement. In September 2019, the remaining assets of DFM, LLC were sold for $5.0 million.

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers by segment and geographic location as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. In the following table, revenue is disaggregated by segment and primary geographical market for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018
(in thousands)	Medical Devices	Pharmaceutical	Medical Devices	Pharmaceutical

Primary geographical markets:
North America	$2,779	$6,119	$2,315	$10,036
Europe	699	5,496	565	5,810
Asia	3,178	654	2,158	1,926
Other	68	—	65	—
Total revenue from contracts with customers(1)	$6,724	$12,269	$5,103	$17,772

	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018
(in thousands)	Medical Devices	Pharmaceutical	Medical Devices	Pharmaceutical

Primary geographical markets:
North America	$7,066	$21,295	$4,634	$31,743
Europe	2,421	16,532	1,859	18,172
Asia	8,540	4,817	4,915	12,078
Other	253	—	285	—
Total revenue from contracts with customers(1)	$18,280	$42,644	$11,693	$61,993

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

_______________

(1)
The tables above do not include lease revenue from the Company’s Medical Devices segment. For the three-month periods ended September 30, 2019 and 2018, revenue accounted for under Topic 842 and 840, Leases, was $1.3 million and $1.5 million, respectively and for the nine-month periods ended September 30, 2019 and 2018 was $3.9 million and $5.8 million, respectively. For additional information, see Note 7, Leases.

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

(in thousands)	September 30, 2019	December 31, 2018

Receivables, net	$12,581	$20,655
Contract assets	$3,849	$2,595
Contract liabilities	$4,901	$8,938

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

(in thousands)	Medical Devices	Pharmaceutical	Total

Contract assets at December 31, 2018	$—	$2,595	$2,595
Contract assets recognized	—	(6,631)	(6,631)
Payments received	—	7,885	7,885
Contract assets at September 30, 2019	$—	$3,849	$3,849

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

(in thousands)	Medical Devices	Pharmaceutical	Total

Contract liabilities at December 31, 2018	$1,167	$7,771	$8,938
Contract liabilities recognized	788	2,903	3,691
Amounts recognized into revenue	(841)	(6,887)	(7,728)
Contract liabilities at September 30, 2019	$1,114	$3,787	$4,901

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Transaction Price Allocated to Future Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

	Three Months Ended
(in thousands)	December 31, 2019	Thereafter	Total

Medical device sales	$1,484	$9,444	$10,928
Pharmaceutical product sales	$58	$2,326	$2,384

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with original expected lengths of one year or less or (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for the products delivered or services performed.

16. Segment Information

In connection with its investment in Evofem in the second quarter of 2019, the Company added a fourth reportable segment, “Strategic Positions.”

Information regarding the Company’s segments for the three and nine months ended September 30, 2019 and 2018 is as follows:

Revenues by segment	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018

Medical Devices	$8,076	$6,615	$22,224	$17,479
Strategic Positions	—	—	—	—
Pharmaceutical	12,269	17,772	42,644	61,993
Income Generating Assets	23,820	43,511	(4,316)	73,519
Total revenues	$44,165	$67,898	$60,552	$152,991

(Loss) income by segment	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018

Medical Devices	$(3,323)	$(934)	$(6,216)	$(3,425)
Strategic Positions	(4,738)	—	14,306	—
Pharmaceutical	(2,123)	4,132	3,177	(108,916)
Income Generating Assets	(7,600)	22,358	(26,790)	27,203
Total net (loss) income	$(17,784)	$25,556	$(15,523)	$(85,138)

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Information regarding the Company’s segments as of September 30, 2019 and December 31, 2018 is as follows:

Long-lived assets by segment
(in thousands)	September 30, 2019	December 31, 2018

Medical Devices	$2,387	$3,545
Strategic Positions	—	—
Pharmaceutical	4,051	3,682
Income Generating Assets	138	160
Total long-lived assets	$6,576	$7,387

The operations for the Medical Devices segment are primarily located in the United States and the operations for the Pharmaceutical segment are primarily located in Italy, Ireland and the United States.

17. Concentration of Credit Risk

Product Line Concentration

The percentage of total revenue recognized, which individually accounted for 10% or more of the Company’s total revenues in one or more of the periods presented below, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019(1)	2018
LENSAR	18%	10%	19%	11%
Noden	27%	26%	36%	41%
Assertio	55%	72%	45%	43%
___________________

(1)	For the nine months ended September 30, 2019, the AcelRx royalty asset decrease in fair value of $57.7 million, is excluded from total revenue when calculating product line concentration.

18. Income Taxes

Income tax (benefit) expense for the three months ended September 30, 2019 and 2018, was $(1.9) million and $9.9 million, respectively, and for the nine months ended September 30, 2019 and 2018, was $(0.4) million and $(3.3) million, respectively, which resulted primarily from applying the federal statutory income tax rate to income before income taxes. The Company’s effective tax rate for the current period differs from the U.S. federal statutory rate of 21% due primarily to the effect of state income taxes, non-deductible executive compensation and the foreign tax rate differential associated with the Company’s Noden DAC operations in Ireland.

The uncertain tax positions did not change during the three or nine months ended September 30, 2019 and 2018.

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

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

19. Net (Loss) Income per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net (Loss) Income per Basic and Diluted Share	2019	2018	2019	2018
(in thousands, except per share amounts)
Numerator
(Loss) income attributable to PDL’s shareholders used to compute net (loss) income per basic and diluted share	$(17,784)	$25,556	$(15,523)	$(85,138)

Denominator
Total weighted-average shares used to compute net (loss) income attributable to PDL’s shareholders, per basic share	112,986	143,171	119,966	147,159
Restricted stock	—	1,053	—	—
Shares used to compute net (loss) income attributable to PDL’s shareholders, per diluted share	112,986	144,224	119,966	147,159

Net (loss) income attributable to PDL’s shareholders per share - basic	$(0.16)	$0.18	$(0.13)	$(0.58)
Net (loss) income attributable to PDL’s shareholders per share - diluted	$(0.16)	$0.18	$(0.13)	$(0.58)

The Company computes net (loss) income per diluted share using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of net (loss) income per diluted share include shares that may be issued pursuant to outstanding stock options and restricted stock awards in each case, on a weighted-average basis for the period they were outstanding, including, if applicable, the underlying shares using the treasury stock method.

The February 2018 Notes that were repaid on February 1, 2018, the December 2021 Notes and the December 2024 Notes allow, or previously allowed, for the settlement entirely or partially in cash, and are accounted for under the treasury stock method. Under the treasury stock method, the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount. The effect of which, for diluted earnings per share purposes, is that only the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are included in the computation.

December 2021 Notes and December 2024 Notes Capped Call Potential Dilution

In November 2016, the Company issued $150.0 million in aggregate principal of the December 2021 Notes. The Company entered into an Exchange Transaction in September 2019 through which it exchanged a portion of the December 2021 Notes for the December 2024 Notes with a later maturity of December 2024. Both the notes that mature in December 2021 and those that mature in December 2024 provide in certain situations for the conversion of the outstanding principal amount into shares of the Company’s common stock at a predefined conversion rate. In conjunction with the issuance of the December 2021 Notes and the issuance of the December 2024 Notes pursuant to the Exchange Transaction, the Company entered into capped call transactions with a hedge counterparty. The capped call transactions are expected generally to reduce the potential dilution, and/or offset, to an extent, the cash payments the Company may choose to make in excess of the principal amount, upon conversion of the December 2021 Notes or the December 2024 Notes. The Company has excluded the capped call transaction from the net (loss) income per diluted share computation as such securities would have an anti-dilutive effect and those securities should be considered separately rather than in the aggregate in determining whether their effect on net (loss) income per diluted share would be dilutive or anti-dilutive. For additional information regarding the conversion rates and the capped call transaction related to the Company’s December 2021 Notes and December 2024 Notes, see Note 10, Convertible Senior Notes.

Anti-Dilutive Effect of Restricted Stock Awards and Stock Options

For the three months ended September 30, 2019 and 2018, the Company excluded approximately 1.0 million and 1.3 million shares underlying restricted stock awards, respectively, and for the nine months ended September 30, 2019 and 2018, the Company excluded approximately 0.8 million and 2.3 million shares underlying restricted stock awards, respectively, in each

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

case calculated on a weighted-average basis, from its net (loss) income per diluted share calculations because their effect was anti-dilutive.

For the three months ended September 30, 2019 and 2018, the Company excluded approximately 12.6 million and 7.6 million shares underlying outstanding stock options, respectively, and for the nine months ended September 30, 2019 and 2018, the Company excluded approximately 10.7 million and 7.6 million shares underlying outstanding stock options, respectively, in each case calculated on a weighted-average basis, from its net (loss) income per diluted share calculations because their effect was anti-dilutive.

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

Historically, we generated a substantial portion of our revenues through the license agreements related to patents covering the humanization of antibodies, which we refer to as the Queen et al. patents. In 2012, we began providing alternative sources of capital through royalty monetizations and debt facilities, and, in 2016, we began acquiring commercial-stage products and launching specialized companies dedicated to the commercialization of these products. As a result of the nature of these investments and how they are managed, we structured our operations in three segments designated as Medical Devices, Pharmaceutical and Income Generating Assets.

On April 10, 2019, we entered into a securities purchase agreement with Evofem Biosciences, Inc. (“Evofem”), pursuant to which we invested $60 million in a private placement of securities. The transaction was structured in two tranches. The first tranche comprised $30 million, which was funded on April 11, 2019. We had the right to invest an additional $30 million in a second tranche, which we did on June 10, 2019, alongside two existing Evofem shareholders, who each invested an additional $10 million. These investments are expected to provide funding for Evofem's pre-commercial activities for Amphora®, its investigational, non-hormonal, on-demand prescription contraceptive gel for women. After completing the second tranche, we obtained the right to appoint one member to Evofem's Board of Directors and a limited right to have one non-voting observer participate in Evofem board meetings. We believe this investment provides us the ability to take a significant position in a promising company at a critical stage of development where we can provide meaningful contributions through our capital and expertise. As a result of this investment we established a fourth segment, “Strategic Positions.”

Prospectively, we will continue to evaluate additional opportunities. We are targeting pharmaceutical products and companies focused on the U.S. market. We are open to various forms of transactions: acquisitions, licensing, joint-ventures or significant equity positions, but it is important to us to be able to be actively engaged in the management of these assets. With our expected focus on consummating strategic transactions involving late clinical-stage or early commercial-stage therapeutics with attractive revenue growth potential, we anticipate, that over time, more of our revenues will come from our Pharmaceutical segment and Medical Devices segments and, and less of our revenues will come from our Income Generating Assets segment.

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

Medical Devices

LENSAR

LENSAR is a medical device company focused on delivering next generation femtosecond cataract laser technology used for refractive cataract surgery. Femtosecond cataract surgery uses advanced imaging and laser technology to customize planning and treatments to allow faster visual recovery and improved outcomes, as compared to conventional cataract surgery. LENSAR has developed the LENSAR® Laser System, which is the only femtosecond cataract laser built specifically for refractive cataract surgery. LENSAR has over 85 granted patents in the United States and the rest of the world and over 60 pending patent applications in the United States and rest of the world.

Cataract surgery is the highest volume surgical procedure performed worldwide with 29 million surgeries projected in 2019, the majority of which use conventional phacoemulsification techniques. LENSAR is currently focusing its research and development efforts on an integrated workstation to include the LENSAR® Laser System and phacoemulsification system in a greatly reduced footprint. LENSAR’s recent acquisitions of certain intellectual property uniquely position LENSAR to develop a system that can perform all cataract surgeries in a single platform.

The LENSAR® Laser System offers cataract surgeons automation and customization for their astigmatism treatment planning and other essential steps of the refractive cataract surgery procedure with the highest levels of precision, accuracy, and efficiency. These features assist surgeons in managing their astigmatism treatment plans for optimal overall visual outcomes.

The LENSAR® Laser System has been approved by the FDA for anterior capsulotomy, lens fragmentation, corneal and arcuate incisions. The LENSAR Laser with Augmented Reality™ provides an accurate 3-D model of the relevant anatomical features of each patient’s anterior segment, allowing precise laser delivery and to enhance the surgical confidence in performing accurate corneal incisions, precise size, shape and location of free-floating capsulotomies, and efficient lens fragmentation for all grades of cataracts. The LENSAR® Laser System - fs 3D (LLS-fs 3D) with Streamline™ includes the integration with multiple pre-operative diagnostic devices, utilizing automated Iris Registration with automatic cyclorotation adjustment. IntelliAxis-C™ (corneal) and IntelliAxis-L™ (lens capsule) markers provide the surgeon tools for simple and precise alignment without errors associated with manually marking the eye for incisions and implantation of Toric IOLs as well as treatment planning tools for precision guided laser treatments. The corneal incision-only mode, expanded remote diagnostics capabilities, additional pre-programmable preferences, thoughtful ergonomics, and up to 20 seconds faster laser treatment times with Streamline allow for seamless integration and maximum surgical efficiency.

Strategic Positions

Evofem

As described above, in the second quarter of 2019, we invested $60.0 million in Evofem, representing approximately a 29% ownership interest in the company. In connection with this investment, we appointed one board member and one observer to Evofem’s board of directors. Evofem is a clinical-stage biopharmaceutical company committed to developing and commercializing innovative products to address unmet needs in women's sexual and reproductive health. Evofem is leveraging its proprietary Multipurpose Vaginal pH Regulator (MVP-R™) platform to develop Amphora® (L-lactic acid, citric acid and potassium bitartrate) for hormone-free birth control. Evofem plans to resubmit the Amphora New Drug Application for prevention of pregnancy in the fourth quarter of 2019.

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

Income Generating Assets

We have pursued income generating assets when such assets could be acquired on terms that we believed would allow us to increase return to our stockholders. The income generating assets typically consisted of (i) notes and other long-term receivables, (ii) royalty rights and hybrid notes/royalty receivables, (iii) equity investments and (iv) royalties from the Queen et. al patents. We previously focused our income generating asset acquisition strategy on commercial-stage therapies and medical devices having strong economic fundamentals. We have consummated fifteen transactions in this segment, seven of which are active and outstanding:

Investment	Investment Type	Deployed Capital (3) (in millions)

Assertio(1)	Royalty	$260.5
The Regents of the University of Michigan (“U-M”)	Royalty	$65.6
AcelRx Pharmaceuticals, Inc. (“AcelRx”)	Royalty	$65.0
Viscogliosi Brothers, LLC (“VB”)	Royalty	$15.5
KYBELLA®	Royalty	$9.5
CareView Communications, Inc. (“CareView”)	Debt	$20.0
Wellstat Diagnostics(2)	Royalty/debt hybrid	$44.0
______________

(1)	Assertio Therapeutics, Inc., formerly Depomed, Inc.

(2)	Wellstat Diagnostics, LLC (also known as Defined Diagnostic, LLC) (“Wellstat Diagnostics”).

(3)	Excludes transaction costs.

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

While we currently maintain this portfolio of royalty rights, our intention is to no longer pursue these transactions while we focus on acquiring additional pharmaceutical products or companies. At September 30, 2019, we had a total of five royalty rights transactions outstanding.

Notes and Other Long-Term Receivables

We have entered into credit agreements with borrowers across the healthcare industry, under which we made available cash loans to be used by the borrower. Obligations under these credit agreements are typically secured by a pledge of substantially all the assets of the borrower and any of its subsidiaries. While we currently maintain this portfolio of notes receivable, our intention is to no longer pursue these types of transactions. At September 30, 2019, we had two note receivable transactions outstanding.

Equity Investments

In the past, we have received equity instruments, including shares of stock or warrants to acquire shares of stock, in connection with credit agreements we entered into with borrowers in the healthcare industry. Our investment objective with respect to these equity investments is to maximize our return through capital appreciation and, when appropriate, to capture the value through optimally timed exit strategies. At September 30, 2019, we had one equity investment outstanding.

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

Economic and Industry-wide Factors

Various economic and industry-wide factors are relevant to our business, including changes to laws and interpretation of those laws that protect our intellectual property rights, our licensees’ ability to obtain or retain regulatory approval for products licensed under our patents, fluctuations in foreign currency exchange rates, the ability to attract, retain and integrate qualified personnel, as well as overall global economic conditions. We actively monitor economic, industry and market factors affecting our business; however, we cannot predict the impact such factors may have on our future results of operations, liquidity and cash flows. See also the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and in subsequent filings for additional factors that may impact our business and results of operations.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, that supersedes Accounting Standards Codification (“ASC”) 840, Leases. Subsequently, the FASB issued several updates to ASU No. 2016-02, codified in ASC Topic 842 (“ASC 842”)
Effective January 1, 2019, we adopted the requirements of ASC 842 using the modified retrospective method for all leases not substantially completed as of the date of adoption. The reported results for the three and nine month periods ended

September 30, 2019 reflect the application of ASC 842 guidance while the reported results for the three and nine month periods ended September 30, 2018 were prepared under the guidance of ASC 840, which is also referred to herein as “legacy GAAP” or the “previous guidance”. The adoption did not have an effect on the Condensed Consolidated Statements of Operations. However, the new standard required us to establish liabilities and corresponding right-of-use assets on our Consolidated Balance Sheet for operating leases that exist as of January 1, 2019. The cumulative impact of the adoption of ASC 842 was not material, therefore, we did not record any adjustments to retained earnings.

During the three months ended June 30, 2019, we acquired shares of common stock and warrants to acquire additional shares of common stock of Evofem. As of September 30, 2019, we owned approximately 29% of Evofem’s common stock. Our investment in Evofem qualifies for equity method accounting given our percentage ownership in Evofem and our ability to exercise significant influence. We elected the fair value method to account for our investment in Evofem as we believe it better reflects economic reality, the financial reporting of the investment and the current value of the asset. The mark to market valuation of our investment, and resulting changes in fair value, will occur at the end of each quarterly reporting period and will vary based upon the volatility of the stock price.

During the nine months ended September 30, 2019, there have not been any other significant changes to our critical accounting policies and estimates from those presented in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, that are of significance, or potential significance, to us.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement. The new guidance modifies disclosure requirements related to fair value measurement. The amendments in ASU No. 2018-13 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. Early adoption is permitted. The standard also allows for early adoption of any removed or modified disclosures upon issuance of ASU No. 2018-13 while delaying adoption of the additional disclosures until their effective date. We are currently evaluating the impact of this guidance on our Consolidated Financial Statement disclosures.

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

Operating Results

Three and nine months ended September 30, 2019, compared to three and nine months ended September 30, 2018

Revenues

	Three Months Ended		Change from Prior	Nine Months Ended		Change from Prior
	September 30,			September 30,
(dollars in thousands)	2019	2018	Year %	2019	2018	Year %

Revenues
Product revenue, net(1)	$20,345	$24,387	(17%)	$64,868	$79,472	(18%)
Royalty rights - change in fair value	23,865	42,184	(43%)	(4,277)	66,117	(106%)
Royalties from Queen et al. patents	—	533	N/M	9	4,534	N/M
Interest revenue	—	754	N/M	—	2,254	N/M
License and other	(45)	40	(213%)	(48)	614	(108%)
Total revenues	$44,165	$67,898	(35%)	$60,552	$152,991	(60%)
________________________
N/M    Not meaningful

(1)
Our Product revenue, net includes revenue from our Medical Devices and Pharmaceutical segments. We record Product revenue from our Medical Devices segment from our LENSAR product sales which include LENSAR® Laser Systems, disposable consumables, procedures, training, installation, warranty and maintenance services. We record Product revenue for our Pharmaceutical segment net of estimated product returns, pricing discounts, including rebates offered pursuant to mandatory federal and state government programs, chargebacks, prompt pay discounts, distribution fees and co-pay assistance for product sales each period.

Three Months Ended September 30, 2019

Total revenues were $44.2 million for the three months ended September 30, 2019, compared with $67.9 million for the three months ended September 30, 2018. Our total revenues decreased by 35%, or $23.7 million, for the three months ended September 30, 2019, when compared to the same period of 2018. The decrease was primarily due to:

•
lower royalty asset revenues due to the increase in fair value in the prior year period that resulted from the acquisition of additional Glumetza royalty rights from Assertio and a decline in fair value of our U-M royalty asset in the three months ended September 30, 2019

•	a $5.5 million decline in product revenue from our Pharmaceutical segment, of which $3.6 million and $1.9 million is attributable to the United States and rest of world, respectively,

•	a decline in interest revenue from the CareView note receivable asset,

•	lower royalties from the Queen et al. patents, and

•	lower license and other revenue, partially offset by

•	a reduction in the fair value of the AcelRx royalty rights asset in the three months ended September 30, 2018 with no such reduction in the three months ended September 30, 2019, and

•	$1.5 million in higher product revenues from our Medical Devices segment.

Revenue from our Medical Devices segment for the three months ended September 30, 2019 was $8.1 million, an increase of 22%, compared to the same period in the prior year. The increase in revenue from our Medical Devices segment reflects higher net revenues in both North America and the rest of the world, with the majority of the increase outside of North America.

Revenue from our Pharmaceutical segment for the three months ended September 30, 2019 was $12.3 million, a decrease of 31%, compared to the same period in the prior year. The decrease in revenue from our Pharmaceutical segment reflects lower net revenues in the United States and the rest of the world. The decrease in revenue from our Pharmaceutical segment in the United States for the three months ended September 30, 2019 is due to the launch of our authorized generic in the first quarter of 2019 and sales from a third-party generic of aliskiren that was launched late in the first quarter of 2019. The decrease in revenue for the rest of the world is due to lower sales volume of Rasilez in certain territories.

Revenue from our Income Generating Assets segment for the three months ended September 30, 2019 were $23.8 million, a decrease of 45%, compared to the same period in the prior year. The decrease was primarily due to:

•
a larger increase in the estimated fair value of the Assertio royalty asset recognized in Royalty rights - change in fair value revenues in the third quarter of 2018 than in the third quarter of 2019 for the reason noted above and the decline in fair value of our U-M royalty rights in the third quarter of 2019,

•	a decrease in interest revenue from our CareView note receivable,

•	a decrease in revenue from the Queen et al. patents, and

•	lower license and other revenue.

The following tables provides a summary of activity with respect to our royalty rights - change in fair value for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
		Change in	Royalty Rights -
(in thousands)	Cash Royalties	Fair Value	Change in Fair Value

Assertio	$23,597	$1,058	$24,655
VB	254	89	343
U-M	1,574	(3,063)	(1,489)
AcelRx	80	236	316
KYBELLA	59	(19)	40
Total	$25,564	$(1,699)	$23,865

	Three Months Ended September 30, 2018
		Change in	Royalty Rights -
(in thousands)	Cash Royalties	Fair Value	Change in Fair Value

Assertio	$17,482	$31,631	$49,113
VB	277	(779)	(502)
U-M	1,152	1,375	2,527
AcelRx	70	(9,158)	(9,088)
KYBELLA	77	57	134
Total	$19,058	$23,126	$42,184

Nine Months Ended September 30, 2019

Total revenues were $60.6 million for the nine months ended September 30, 2019, compared with $153.0 million for the nine months ended September 30, 2018. Our total revenues decreased by 60%, or $92.4 million, for the nine months ended September 30, 2019, when compared to the same period of 2018. The decrease was primarily due to:

•	lower royalty asset revenues primarily due to the decrease in fair value of the AcelRx royalty asset in the second quarter of 2019,

•	lower product revenues from our Pharmaceutical segment,

•	lower royalties from the Queen et al. patents,

•	a decline in interest revenue from the CareView note receivable asset, and

•	lower license and other revenue, partially offset by

•	higher product revenues from our Medical Devices segment.

Revenue from our Medical Devices segment for the nine months ended September 30, 2019 was $22.2 million, an increase of 27%, compared to the same period in the prior year. The increase in revenue from our Medical Devices segment reflects higher net revenues in both North America and the rest of the world, with the majority of the increase outside of North America.

Revenue from our Pharmaceutical segment for the nine months ended September 30, 2019 was $42.6 million, a decrease of 31%, compared to the same period in the prior year. The decrease in revenue from our Pharmaceutical segment reflects lower net revenues in the United States and the rest of the world. The decrease in revenue from our Pharmaceutical segment in the United States for the nine months ended September 30, 2019 reflects the introduction of our authorized generic of Tekturna and a third-party generic of aliskiren in the current nine-month period. The decrease in revenue for the rest of the world is due to lower sales volume of Rasilez in certain territories.

The following table provides a summary of activity with respect to our sales allowances and accruals for the nine months ended September 30, 2019:

(in thousands)	Discount and Distribution Fees	Government Rebates and Chargebacks	Assistance and Other Discounts	Product Returns	Total

Balance at December 31, 2018	$3,094	$8,901	$3,457	$4,681	$20,133
Allowances for current period sales	4,122	10,020	4,194	1,317	19,653
Allowances for prior period sales	50	1,841	120	33	2,044
Credits/payments for current period sales	(1,944)	(7,401)	(3,105)	(263)	(12,713)
Credits/payments for prior period sales	(3,075)	(10,228)	(3,329)	(2,220)	(18,852)
Balance at September 30, 2019	$2,247	$3,133	$1,337	$3,548	$10,265

Revenue from our Income Generating Assets segment for the nine months ended September 30, 2019 was negative $4.3 million, a decrease of 106%, compared to the same period in the prior year. The decrease was primarily due to:

•
lower royalty asset revenues primarily due to the increase in fair value in the prior year period that resulted from the acquisition of additional Glumetza royalty rights from Assertio in the third quarter of 2018, the $60.0 million decrease in fair value of the AcelRx royalty asset in the second quarter of 2019 and a $3.1 million fair value decrease in the U-M royalty asset in the third quarter of 2019,

•	a decrease in revenue from the Queen et al. patents, and

•	the absence of interest revenue recognized from our CareView note receivable in 2019, partially offset by

•	the $9.2 million decrease in the AcelRx royalty asset in the third quarter of 2018.

The adjustment to the fair value of the AcelRx royalty asset in the second quarter of 2019 was due to the slower than expected adoption of Zalviso® (sufentanil sublingual tablet system) since its initial launch relative to our estimates and the increased variance noted between our forecast model and actual results in the second quarter of 2019. We engaged a third-party expert in the second quarter of 2019 to reassess the market and expectations for the product. Key findings from the third-party study included: the post-surgical PCA (Patient-Controlled Analgesia) market being smaller than previously forecasted; the higher price of the product relative to alternative therapies, the product not being used as a replacement for systemic opioids and the design of the delivery device, which is pre-filled for up to three days of treatment, which restricts its use for shorter recovery time procedures.

The following tables provides a summary of activity with respect to our royalty rights - change in fair value for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019

		Change in	Royalty Rights -
(in thousands)	Cash Royalties	Fair Value	Change in Fair Value

Assertio	$52,980	$599	$53,579
VB	748	354	1,102
U-M	4,212	(4,379)	(167)
AcelRx	241	(57,650)	(57,409)
KYBELLA	109	(1,491)	(1,382)
Total	$58,290	$(62,567)	$(4,277)

	Nine Months Ended September 30, 2018

		Change in	Royalty Rights -
(in thousands)	Cash Royalties	Fair Value	Change in Fair Value

Assertio	$52,077	$13,665	$65,742
VB	820	(494)	326
U-M	3,437	755	4,192
AcelRx	190	(4,619)	(4,429)
Avinger	366	(396)	(30)
KYBELLA	159	157	316
Total	$57,049	$9,068	$66,117

Operating Expenses

	Three Months Ended		Change from Prior	Nine Months Ended		Change from Prior
	September 30,			September 30,
(dollars in thousands)	2019	2018	Year %	2019	2018	Year %

Cost of product revenue, (excluding intangible amortization and impairment)	$15,033	$11,926	26%	$40,191	$37,016	9%
Amortization of intangible assets	1,575	1,577	—%	4,745	14,254	(67)%
General and administrative	12,092	13,211	(8)%	33,037	39,401	(16)%
Sales and marketing	1,712	3,469	(51)%	6,515	14,367	(55)%
Research and development	4,310	672	541%	6,065	2,149	182%
Impairment of intangible assets	—	—	N/M	—	152,330	N/M
Change in fair value of contingent consideration	—	302	N/M	—	(22,433)	N/M
Total operating expenses	$34,722	$31,157	11%	$90,553	$237,084	(62)%
Percentage of total revenues	79%	46%		150%	155%
_______________________
N/M    Not meaningful

Three Months Ended September 30, 2019

Total operating expenses were $34.7 million for the three months ended September 30, 2019, compared with $31.2 million for the three months ended September 30, 2018. Our operating expenses increased 11%, or $3.6 million, for the three month period ended September 30, 2019, when compared to the three-month period ended September 30, 2018. The increase was primarily a result of:

•
higher cost of product revenue, due to increased sales in our Medical Devices segment and costs associated with a termination provision involving end of contract fees in the Novartis supply agreement amended in June 2019 for our Pharmaceutical segment,

•	higher research and development in our Medical Devices segment, as certain intellectual property was licensed from a third-party for $3.5 million in cash, partially offset by

•	lower general and administrative expenses of $1.1 million, or 8%, primarily due to lower professional fees,

•
lower sales and marketing expenses, reflecting the cost savings from the change in our marketing strategy for the Noden Products to a non-personal promotion strategy in anticipation of a third-party generic launch of aliskiren.

General and administrative expenses for the three months ended September 30, 2019 and 2018 are summarized in the table below:

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
(in thousands)	Medical Device	Pharmaceutical	Income Generating Assets	Total	Medical Device	Pharmaceutical	Income Generating Assets	Total
Compensation	$855	$433	$4,867	$6,155	$868	$477	$5,320	$6,665
Salaries and Wages (including taxes)	454	302	1,449	2,205	411	414	1,603	2,428
Bonuses (including accruals)	261	61	1,465	1,787	269	48	1,148	1,465
Equity	140	70	1,953	2,163	188	15	2,569	2,772
Asset management	—	—	578	578	—	—	962	962
Business development	—	—	614	614	3	175	423	601
Accounting and tax services	6	203	834	1,043	31	325	870	1,226
Other professional services	291	186	450	927	77	724	580	1,381
Other	462	1,048	1,265	2,775	319	813	1,244	2,376
Total general and administrative	$1,614	$1,870	$8,608	$12,092	$1,298	$2,514	$9,399	$13,211
________________
No general and administrative expenses were attributable to the Strategic Positions segment for the three months ended September 30, 2019 or 2018.

Nine Months Ended September 30, 2019

Total operating expenses were $90.6 million for the nine months ended September 30, 2019, compared with $237.1 million for the nine months ended September 30, 2018. Our operating expenses decreased 62%, or $146.5 million, for the nine month period ended September 30, 2019, when compared to the nine-month period ended September 30, 2018. The decrease was primarily a result of:

•	the absence of the $152.3 million Noden intangible asset impairment recorded in the second quarter of 2018,

•	lower amortization expense for the Noden intangible assets as a result of the impairment recorded,

•	lower general and administrative expenses of $6.4 million, or 16%, primarily due to lower professional fees, and

•	lower sales and marketing expenses, reflecting the cost savings from the change in our marketing strategy for the Noden Products, partially offset by

•	higher research and development expenses in our Medical Devices segment, and

•	higher cost of product revenue, due to increased sales in our Medical Devices segment and costs associated with the amended Novartis supply agreement in our Pharmaceutical segment, and

•	the favorable adjustment to the Noden acquisition related contingent consideration which was reduced in the second quarter of 2018.

General and administrative expenses for the nine months ended September 30, 2019 and 2018 are summarized in the table below:

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
(in thousands)	Medical Device	Pharmaceutical	Income Generating Assets	Total	Medical Device	Pharmaceutical	Income Generating Assets	Total
Compensation	$2,798	$1,438	$12,651	$16,887	$2,491	$1,374	$12,538	$16,403
Salaries and Wages (including taxes)	1,426	1,071	4,639	7,136	1,260	1,154	4,446	6,860
Bonuses (including accruals)	831	208	2,894	3,933	725	176	3,365	4,266
Equity	541	159	5,118	5,818	506	44	4,727	5,277
Asset management	—	—	1,262	1,262	—	—	3,229	3,229
Business development	—	—	1,211	1,211	3	203	1,692	1,898
Accounting and tax services	46	990	2,482	3,518	37	1,251	3,778	5,066
Other professional services	993	1,138	1,253	3,384	269	2,657	1,526	4,452
Other	1,316	1,949	3,510	6,775	1,159	3,430	3,764	8,353
Total general and administrative	$5,153	$5,515	$22,369	$33,037	$3,959	$8,915	$26,527	$39,401
________________
No general and administrative expenses were attributable to the Strategic Positions segment for the nine months ended September 30, 2019 or 2018.

Non-operating (Expense) Income, Net

	Three Months Ended		Change from Prior	Nine Months Ended		Change from Prior
	September 30,			September 30,
(dollars in thousands)	2019	2018	Year %	2019	2018	Year %

Interest and other income, net	$1,460	$1,581	(8%)	$4,984	$4,871	2%
Interest expense	(3,011)	(2,866)	5%	(8,950)	(9,262)	(3%)
Equity affiliate - change in fair value	(27,378)	—	N/M	18,109	—	N/M
Gain on sale of intangible assets	3,476	—	N/M	3,476	—	N/M
Loss on exchange of convertible notes	(3,900)	—	N/M	(3,900)	—	N/M
Total non-operating (expense) income, net	$(29,353)	$(1,285)	2,184%	$13,719	$(4,391)	(412%)
________________________
N/M    Not meaningful

Three Months Ended September 30, 2019

Non-operating (expense) income, net, decreased for the three months ended September 30, 2019, as compared to the same period in 2018, primarily due to:

•	the change in value of our investment in common stock and warrants of Evofem,

•
an increase in interest expense associated with the amortization of the debt issuance costs on our December 2021 Notes and December 2024 Notes and the additional interest provisions of our December 2024 notes,

•	a loss recognized on the exchange of our December 2021 Notes, and

•	a decrease in interest income from investments as compared to the prior year comparable period, partially offset by

•	the gain recognized on the sale of our Direct Flow Medical, Inc. (“DFM”) intangible assets.

Nine Months Ended September 30, 2019

Non-operating (expense) income, net, increased for the nine months ended September 30, 2019, as compared to the same period in 2018, primarily due to:

•	the unrealized gain on the value of our investment in common stock and warrants of Evofem,

•	the reduction in interest expense after the February 2018 Notes were repaid,

•	an increase in interest income from investments as compared to the prior year comparable period, and

•	the gain on sale of intangible assets recorded in the nine-month period ended September 30, 2019, partially offset by

•	a loss recognized on the exchange of our December 2021 Notes.

Income Taxes

Income tax (benefit) expense for the three months ended September 30, 2019 and 2018, was $(1.9) million and $9.9 million, respectively, and for the nine months ended September 30, 2019 and 2018, was $(0.4) million and $(3.3) million respectively, which resulted primarily from applying the federal statutory income tax rate to income before income taxes. Our effective tax rate for the current period differs from the U.S. federal statutory rate of 21% due primarily to the effect of state income taxes, non-deductible executive compensation and the foreign tax rate differential associated with our operations of Noden DAC in Ireland.

The uncertain tax positions did not change during the three or nine months ended September 30, 2019 and 2018.

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

Net (Loss) Income Per Share

Net (loss) income per share for the three and nine months ended September 30, 2019 and 2018, is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net (loss) income per share - basic	$(0.16)	$0.18	$(0.13)	$(0.58)
Net (loss) income per share - diluted	$(0.16)	$0.18	$(0.13)	$(0.58)
Weighted-average basic and diluted shares used in the computation of Net (loss) income per share are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Basic	112,986	143,171	119,966	147,159
Diluted	112,986	144,224	119,966	147,159

Liquidity and Capital Resources

We finance our operations primarily through royalty and other license-related revenues, public and private placements of debt and equity securities, interest income on invested capital and revenues from pharmaceutical and medical device product sales. We currently have 20 full-time employees at PDL managing our intellectual property, our asset acquisitions, operations and other corporate activities as well as providing for certain essential reporting and management functions of a public company. In addition, we have 73 full time employees at our operating subsidiary, LENSAR, who manage the Medical Devices segment business and operations and 14 full-time employees at our operating subsidiary, Noden, who manage the Pharmaceutical segment business and operations.

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

The general cash needs of our Medical Devices, Strategic Positions, Pharmaceutical and Income Generating Assets segments can vary significantly. In our Medical Devices segment, the primary factor determining cash needs is the funding of its operations and enhancing our product offerings through research and development and the development of our next generation device with the objective to integrate the LENSAR® Laser System and a phacoemulsification system in a greatly reduced footprint. In our Pharmaceutical segment, cash needs tend to be driven primarily by material purchases and capital expenditures. In our Strategic Positions segment, cash needs tend to be driven primarily by new investments opportunities. The cash needs of our Income Generating Assets segment tend to be driven by legal and professional service fees.

We had cash and cash equivalents in the aggregate of $294.3 million and $394.6 million at September 30, 2019 and December 31, 2018, respectively, representing a decrease of $100.3 million. The decrease was primarily attributable to:

•	the repurchase of common stock for $75.9 million,

•	the investment in Evofem of $60.0 million,

•	payments related to the exchange of convertible notes of $7.5 million,

•	net payments related to capped call transactions of $3.7 million, and

•	cash used for operating activities of $13.3 million, partially offset by

•	proceeds from royalty right payments of $58.3 million, and

•	the sale of intangible assets for $5.0 million.

On September 17, 2019, we exchanged $86.1 million of our $150 million of 2.75% convertible notes due in December 2021 for an equivalent amount of 2.75% convertible notes due in December 2024 and a cash payment of $70.00 for each $1,000 principal amount exchanged, totaling approximately $6.0 million. We will pay interest at 2.75% on the December 2024 Notes semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2019. The new notes carry an additional accretion charge of 2.375% which will accrue and be paid in cash upon maturity.

Upon the occurrence of a fundamental change, as defined in the December 2024 Notes Indenture, holders have the option to require the Company to repurchase their December 2024 Notes at a purchase price equal to 100% of the accreted principal amount, plus accrued interest on the original principal amount thereon.

In accordance with the terms of the December 2024 Notes Indenture, under specified conditions we have has the right, but not the obligation, to redeem all or any portion of the December 2024 Notes that is equal to $1,000 original principal amount or an integral multiple of $1,000 prior to their scheduled maturity on a redemption date beginning on or after December 1, 2021 and on or before the 60th scheduled trading day before December 1, 2024, for a cash purchase price equal to the redemption price. The redemption price for the December 2024 Notes called for redemption is equal to the then accreted principal amount of such December 2024 Notes plus accrued interest on the original principal amount thereon.

On September 24, 2018, we announced that our board of directors authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $100.0 million pursuant to a share repurchase program. We repurchased 1.3 million shares of our common stock under this share repurchase program during the three months ended September 30, 2019, for an aggregate purchase price of $4.1 million, or an average cost of $3.17 per share, including trading commissions. These purchases concluded this share repurchase program. Under this repurchase authorization, we repurchased 31.0 million shares for an aggregate purchase price of $100.0 million, or an average cost of $3.22 per share, including trading commissions. All shares of common stock repurchased under this share repurchase program were retired and restored to authorized but unissued shares of common stock.

We believe that cash on hand and cash from future revenues from acquired medical devices, pharmaceutical products and/or income generating assets, net of operating expenses, debt service and income taxes, will be sufficient to fund our operations over the next several years. Our continued success is dependent on our ability to acquire new pharmaceutical products or companies, and the timing of these transactions, in order to provide recurring cash flows going forward that support our business model, and service our debt.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

Convertible Senior Notes

As of September 30, 2019, our outstanding notes consisted of our December 2021 Notes and December 2024 Notes, which in the aggregate totaled $150.0 million in principal.

We expect that our debt service obligations over the next several years will consist of interest payments and repayment of our December 2021 Notes and December 2024 Notes. We may further seek to exchange, repurchase or otherwise acquire the convertible senior notes in the open market in the future, which could adversely affect the amount or timing of any distributions to our stockholders. We would make such exchanges or repurchases only if we deemed it to be in our stockholders’ best interest. We may finance such repurchases with cash on hand and/or with public or private equity or debt financings if we deem such financings to be available on favorable terms.

Guarantees

Redwood City Lease Guarantee

In connection with the Spin-Off of Facet, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. In April 2010, Abbott Laboratories acquired Facet and later renamed the entity AbbVie Biotherapeutics, Inc. (“AbbVie”). If AbbVie were to default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of September 30, 2019, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $25.4 million. For additional information regarding our lease guarantee, see Note 12, Commitments and Contingencies.

Purchase Obligation

Noden DAC and Novartis entered into a supply agreement pursuant to which Novartis will manufacture and supply to Noden DAC a bulk tableted form of the Noden Products and the active pharmaceutical ingredient (“API”). In May 2019, Noden DAC and Novartis entered into an amended supply agreement pursuant to which Novartis will supply to Noden DAC a bulk tableted form of the Noden Products through 2020 and API through June 2021. The supply agreement may be terminated by either party for material breach that remains uncured for a specified time period. Under the terms of the amended supply agreement, Noden DAC is committed to purchase certain quantities of bulk product and API that would amount to approximately $82.7 million through June 2021, of which $54.3 million is committed over the next twelve months, which are guaranteed by the Company. While the supply agreement provides that the parties will agree to reasonable accommodations with respect to changes in firm orders, we expect that Noden DAC will meet the requirements of the supply agreement, unless otherwise negotiated.

LENSAR entered into various supply agreements for the manufacture and supply of certain components. The supply agreement commits LENSAR to a minimum purchase obligation of approximately $6.1 million over the next twelve months. We expect that LENSAR will meet this requirement.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2019, there have been no material changes in our market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the chief executive officer and the acting chief financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2019, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

The information set forth in Note 12, Commitments and Contingencies, to our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q is incorporated by reference herein.

Class Action Antitrust Lawsuit

On September 18, 2019, the City of Providence filed a civil antitrust suit on behalf of a putative class of payors in the Northern District of California against Bausch Health Companies, Inc., Salix Pharmaceuticals, Inc., Santarus, Inc., Assertio Therapeutics, Inc., Lupin Pharmaceuticals, Inc. and the Company, inter alia, alleging that a patent settlement agreement between Assertio and Lupin unlawfully restrained competition in an alleged market for Glumetza and its AB-rated generic equivalents sold in the United States. The plaintiffs claim that the settlement agreement violated the federal Sherman Act and various state antitrust laws. The Company appears to be a named defendant due to its purchase from Assertio in 2013 of a royalty asset based on sales of Glumetza. To the extent that the Company is required to remain in the lawsuit, the Company intends to vigorously defend this matter.

ITEM 1A.        RISK FACTORS

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, other than as previously disclosed in our Quarterly Report on Form 10-Q for the quarter period ended June 30, 2019 and the risk factors set forth below.

We may use a certain amount of cash from time to time in order to satisfy the obligations relating to our convertible notes. The maturity or conversion of any of our convertible notes could materially and adversely affect our business, results of operations and financial condition.

We are required to repay the full principal amount of approximately $63.9 million in principal amount outstanding under the 2.75% Convertible Senior Notes due December 1, 2021 (the “December 2021 Notes”) and approximately $86.1 million in principal amount outstanding plus an additional accreted amount of $11.3 million under the 2.75% Convertible Senior Notes due December 1, 2024 (the “December 2024 Notes”) if not previously converted.

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

Holders of the December 2021 Notes may convert their notes at their option under the following conditions at any time prior to the close of business on the business day immediately preceding June 1, 2021: (i) during any fiscal quarter (and only during such fiscal quarter) commencing after the fiscal quarter ending June 30, 2017, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive), in the period of 30 consecutive trading days, ending on, and including, the last trading day of the immediately preceding fiscal quarter, exceeds 130% of the conversion price for the notes on each applicable trading day; (ii) during the five business day period immediately after any five consecutive trading-day period (the measurement period), in which the trading price per $1,000 principal amount of the December 2021 Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the notes for each such trading day; or (iii) upon the occurrence of specified corporate events. Holders of the December 2024 Notes may convert their notes at their option under the following conditions at any time prior to the close of business on the business day immediately preceding June 1, 2024: (i) during any fiscal quarter (and only during such fiscal quarter) commencing after the fiscal quarter ending December 31, 2019, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive), in the period of 30 consecutive trading days, ending on, and including, the last trading day of the immediately preceding fiscal quarter, exceeds 130% of the conversion price for the notes on each applicable trading day; (ii) during the five business day period immediately after any five consecutive trading-day period (the measurement period), in which the trading price per $1,000 principal amount of the December 2024 Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the notes for each such trading day; or (iii) upon the occurrence of specified corporate events.

The December 2021 Notes and the December 2024 Notes may be settled by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. If one or more holders elect to convert their notes when conversion is permitted, we could be required to make cash payments to satisfy up to the face value of our conversion obligation in respect of each note, which could adversely affect our liquidity.

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

The conversion or any future exchanges of any of the December 2021 Notes or the December 2024 Notes into shares of our common stock would have a dilutive effect that could cause our stock price to go down.

Until June 1, 2021, the December 2021 Notes are convertible into shares of our common stock only if specified conditions are met and thereafter convertible at any time, at the option of the holder. Until June 1, 2024, the December 2024 Notes are convertible into shares of our common stock only if specified conditions are met and thereafter convertible at any time, at the option of the holder. We have reserved shares of our authorized common stock for issuance upon conversion of the December 2021 Notes and the December 2024 Notes. Upon conversion, the principal amount of our convertible notes may be settled in, at our option, cash, common stock or a combination of cash and common stock. If any or all of these convertible notes are converted into shares of our common stock, our existing stockholders will experience immediate dilution of voting rights and our common stock price may decline. Furthermore, the perception that such dilution could occur may cause the market price of our common stock to decline.

We entered into capped call transactions in connection with the issuance of our December 2021 Notes and our December 2024 Notes that may affect the value of our common stock and any desired dilution mitigation will be limited to the extent that our stock price rises above the cap price of the applicable capped call transactions.

In connection with the issuance of our December 2021 Notes and our December 2024 Notes, we entered into capped call transactions, with hedge counterparties, which we expect to reduce the potential dilution upon conversion of the December 2021 Notes and the December 2024 Notes in the event that the market price per share of our common stock, as measured under the terms of the applicable capped call transaction, at the time of exercise is greater than the strike price of the applicable capped call transaction, which corresponds to the initial conversion price of the applicable notes and is subject to certain adjustments similar to those contained in the applicable notes. If, however, the market price per share of our common stock, as measured under the terms of the applicable capped call transaction, exceeds the cap price of the applicable capped call transaction, there would nevertheless be dilution to the extent that such market price exceeds the cap price of the applicable capped call transaction.

In connection with hedging the capped call transactions, the hedge counterparties or their affiliates:

•	expect to purchase our common stock in the open market and/or enter into various derivatives and/or enter into various derivative transactions with respect to our common stock; and

•	may enter into or unwind various derivatives and/or purchase or sell our common stock in secondary market transactions.

These activities could have the effect of increasing or preventing a decline in the price of our common stock concurrently with or following the pricing of the applicable notes and could have the effect of decreasing the price of our common stock during the period immediately prior to a conversion of the applicable notes.

The hedge counterparties or their affiliates are likely to modify their hedge positions in relation to the capped call transactions from time to time prior to conversion or maturity of the applicable notes by purchasing and selling our common stock, other of our securities, or other instruments they may wish to use in connection with such hedging.

In addition, we intend to exercise options we hold under the capped call transaction whenever the notes are converted. In order to unwind its hedge positions with respect to those exercised options, the counterparties or affiliates thereof expect to sell our common stock in secondary market transactions or unwind various derivative transactions with respect to our common stock during the period immediately prior to conversion of the applicable notes. We have also agreed to indemnify the hedge counterparties and affiliates thereof for losses incurred in connection with a potential unwinding of their hedge positions under certain circumstances.

The effect, if any, of any of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock. For further information regarding the mechanics of our capped call transactions, refer to our discussion in Note 10, Convertible Senior Notes, to the Condensed Consolidated Financial Statements included in Item 1.

Despite our current debt levels, we may still incur additional debt; if we incur substantial additional debt, these higher levels of debt may affect our ability to pay the principal of and interest on our convertible notes.

We and our subsidiaries may be able to incur substantial additional debt in the future, some of which may be secured debt. The indentures governing the convertible notes do not restrict our ability to incur additional indebtedness or require us to maintain financial ratios or specified levels of net worth or liquidity. If we incur substantial additional indebtedness in the future, these higher levels of indebtedness may affect our ability to pay the principal of and interest on our convertible notes, or any fundamental change in purchase price or any cash due upon conversion, and our creditworthiness generally.

Our business could be negatively affected as a result of actions of activist stockholders, and such activism could impact the trading value of our securities.

Stockholders may, from time to time, engage in proxy solicitations or advance stockholder proposals, or otherwise attempt to effect changes and assert influence on our board of directors and management. For example, in October 2019, we received a letter from an activist shareholder suggesting various changes to our Company. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition. A proxy contest would require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs and require significant time and attention by our board of directors and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may result in the loss of potential business opportunities, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results. If individuals are ultimately elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders. We may choose to initiate, or may become subject to, litigation as a result of the proxy contest or matters arising from the proxy contest, which would serve as a further distraction to our board of directors and management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information relating to the repurchases of our common stock made by us in the three months ended September 30, 2019 (in thousands, except per share amounts):

Fiscal Period			Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program
July 1, 2019	to	July 30, 2019	1,288	$3.17	31,037	$—	(1)
August 1, 2019	to	August 31, 2019	—	$—	31,037	—
September 1, 2019	to	September 30, 2019	—	$—	31,037	—
Total for the three months ended September 30, 2019			1,288	$3.17	31,037	$—
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Effective as the date of this report, the audit committee of our board of directors appointed Dominique Monnet, our President and Chief Executive Officer, to also serve as our principal financial officer for purposes of this report and future SEC reports while we continue our search for a chief financial officer.

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

4.1
Indenture, dated September 17, 2019, between the Company, as Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed September 17, 2019)

4.2
Supplemental Indenture, dated September 17, 2019 by and between the Company, as Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 17, 2019)

10.1*	Confidential Severance Agreement and Release of All Claims (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 19, 2019)

10.2	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 13, 2019)

31.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1#+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

#	Filed herewith.

*	Management contract or compensatory plan or arrangement.

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

Dated:	November 6, 2019
PDL BIOPHARMA, INC. (REGISTRANT)

/s/ DOMINIQUE MONNET
Dominique Monnet
President and Chief Executive Officer (Principal Executive Officer and Acting Principal Financial Officer)

/s/ EDWARD A. IMBROGNO
Edward A. Imbrogno
Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)