Form 10-K
period 2019-12-31
PDL BIOPHARMA, INC.
filed 2020-03-11
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(775) 832-8500
___________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Exchange on which Registered
Common Stock, par value $0.01 per share	PDLI	The Nasdaq Stock Market LLC
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
Emerging growth company ☐
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of shares of common stock held by non-affiliates of the registrant, based on the closing sale price of a share of common stock on June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the Nasdaq Global Select Market, was $354,547,520.
As of February 28, 2020, the registrant had outstanding 123,591,824 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be delivered to stockholders with respect to the registrant’s 2020 Annual Meeting of Stockholders to be filed by the registrant with the U.S. Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

PDL BIOPHARMA, INC.

2019 Form 10-K Annual Report

PART I

Forward-looking Statements

This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, including any statements concerning the timing, implementation or success of our monetization strategy/plan of complete liquidation, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “intends,” “plans,” “believes,” “targets,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue” or “opportunity,” or the negative thereof or other comparable terminology. The forward-looking statements in this Annual Report are only predictions. Although we believe that the expectations presented in the forward-looking statements contained herein are reasonable at the time of filing, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct. These forward-looking statements, including with regards to our future financial condition and results of operations, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth below, and for the reasons described elsewhere in this Annual Report. All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

Throughout our history, our mission has been to improve the lives of patients by aiding in the successful development of innovative therapeutics and healthcare technologies. PDL BioPharma was founded in 1986 as Protein Design Labs, Inc. when it pioneered the humanization of monoclonal antibodies, enabling the discovery of a new generation of targeted treatments that have had a profound impact on patients living with different cancers as well as a variety of other debilitating diseases. In 2006, we changed our name to PDL BioPharma, Inc.

In September 2019, we engaged financial and legal advisors and initiated a review of our strategy. In December 2019, we disclosed that we planned to halt the execution of our growth strategy, cease making additional strategic transactions and investments and instead pursue a formal process to unlock the value of our portfolio by monetizing our assets and ultimately distributing net proceeds to stockholders. Over the subsequent months, our board of directors and management analyzed, together with outside financial and legal advisors, how to best capture value pursuant to our monetization strategy and best return the significant intrinsic value of the high-quality assets in our portfolio to our stockholders. In February 2020, our board of directors determined to seek stockholder approval to dissolve the company pursuant to a plan of complete liquidation under Delaware law at our next annual meeting of the stockholders. In the event that the board of directors concludes that the whole company sale process is unlikely to maximize the value that can be returned to the stockholders from our monetization process, the company would, if approved by the stockholders, file a Certificate of Dissolution in Delaware and proceed to wind-down and dissolve the company in accordance with Delaware law. Pursuant to our monetization strategy, we are exploring a variety of potential transactions, including a whole company sale, divestiture of assets, spin-offs of operating entities, merger opportunities or a combination thereof. In addition, we have analyzed, and continue to analyze, the optimal mechanisms for returning value to stockholders in a tax-efficient manner, including via share repurchases, cash dividends and other distributions of assets. We have not set a definitive timeline and intend to pursue monetization in a disciplined and cost-effective manner seeking to maximize returns to stockholders. We recognize, however, that accelerating the timeline, while continuing to seek to optimize asset value, could increase returns to stockholders due to reduced general and administrative expenses as well as potentially provide faster returns to stockholders. While, as noted above, we cannot provide a definitive timeline for the monetization and wind-down process, we are targeting the end of 2020 for completing the monetization of our key assets.

In conjunction with our intent to seek stockholder approval for complete dissolution of the company, a proxy statement will be presented to the stockholders that identifies in detail the rationale for the board of director’s decision to seek stockholder approval for dissolution and further presents the risk factors associated with such dissolution. We will continue to be receptive to offers to purchase the entire company throughout the monetization process, with all or less than all of our current assets, should such an offer be made. However, if we conclude that a whole company sale is unlikely or that the value from a whole company sale will not maximize the returns we can provide to our stockholders, we expect that the proposed wind-down will ultimately conclude with dissolution in accordance with Delaware law.

To assist us in our monetization strategy, we have retained Bank of America Securities to advise us in a process for a sale of the Company. We have also retained SVB Leerink to advise us generally regarding the monetization strategy. In the event that we conclude that a whole company sale will not maximize value, and that a sale of the assets of the Company, separately or in combination, will provide more significant stockholder value, we have retained Torreya Partners to advise us in our monetization of our Noden asset and shares of Evofem Biosciences, Inc. (“Evofem”), SVB Leerink to advise us in our monetization of LENSAR, Inc. (“LENSAR”), and Bank of America Securities to advise us in a sale of our royalty assets.

Historically, we generated a substantial portion of our revenues through the license agreements related to patents covering the humanization of antibodies, which we refer to as the Queen et al. patents. In 2012, and in anticipation of declining revenues from the Queen et al. patents, we began providing alternative sources of capital through royalty monetizations and debt facilities, and, in 2016, we began acquiring commercial-stage products and launching specialized companies dedicated to the commercialization of these products. Prior to 2016, we had a history of paying quarterly dividends to stockholders. The dividend payments were first reduced and then eliminated in 2016 due to the declining revenues from the Queen et al. patents and a change in strategy. Beginning in March 2017, we began repurchasing shares of our common stock in lieu of paying cash dividends.

Based on the nature of our investments entered into between 2012 through 2016 and further discussed below, our operations were structured in three segments designated as Medical Devices, Pharmaceutical and Income Generating Assets.

In early 2019, and as a further evolution of our strategy, we began to enter into strategic transactions involving innovative late clinical-stage or early commercial-stage therapeutics with attractive revenue growth potential with the intention to provide a significant return for our stockholders.

Consistent with this strategy, on April 10, 2019, we entered into a securities purchase agreement with Evofem, pursuant to which we invested $60.0 million in a private placement of securities. The transaction was structured in two tranches. The first tranche comprised $30.0 million, which was funded on April 11, 2019. We had the right to invest an additional $30.0 million in a second tranche, which we did on June 10, 2019, alongside two existing Evofem stockholders, who each invested an additional $10.0 million. These investments were expected to provide funding for Evofem's pre-commercial activities for Amphora®, its investigational, non-hormonal, on-demand prescription contraceptive gel for women. We believe this investment provided us the ability to take a significant position in a promising company at a critical stage of development where we could provide meaningful contributions through our capital and expertise.

As a result of this investment in Evofem we established a fourth segment, “Strategic Positions.”

Our Medical Devices segment consists of revenue from the sale and lease of the LENSAR® Laser System, which may include equipment, Patient Interface Devices (“PIDs”), procedure licenses, training, installation, warranty and maintenance agreements.

Our Strategic Positions segment consists of an investment in Evofem (NASDAQ: EVFM). Our investment includes shares of common stock and warrants to purchase additional shares of common stock. Evofem is a pre-commercial company and, as such, is not yet engaged in revenue-generating activities.

Our Pharmaceutical segment consists of revenue derived from branded prescription medicine products sold under the name Tekturna® and Tekturna HCT® in the United States, Rasilez® and Rasilez HCT® in the rest of the world and revenue generated from the sale of an authorized generic form of Tekturna in the United States (collectively, the “Noden Products”).

Our Income Generating Assets segment consists of revenue derived from (i) notes and other long-term receivables, (ii) royalty rights and hybrid notes/royalty receivables, (iii) equity investments and (iv) royalties from issued patents in the United States and elsewhere covering the humanization of antibodies, which we refer to as the Queen et al. patents.

Financial information about our segments, including our revenues and net (loss) income for the years ended December 31, 2019, 2018 and 2017, and select long-lived assets as of December 31, 2019 and 2018, is included in our Consolidated Financial Statements and accompanying notes in Item 8.

Medical Devices

LENSAR

LENSAR is a medical device company focused on delivering next generation femtosecond cataract laser technology used in refractive cataract surgical procedures. LENSAR’s femtosecond laser uses advanced imaging and laser technology to customize planning and treatments, allowing faster visual recovery and improved outcomes, as compared to conventional cataract surgery, a more manual procedure combined with ultrasound, referred to as phacoemulsification. LENSAR has developed the LENSAR® Laser System, which is the only femtosecond cataract laser built specifically for refractive cataract surgery.

Cataract surgery is the highest volume surgical procedure performed worldwide with 30 million surgeries projected in 2020, the majority of which use conventional phacoemulsification techniques. LENSAR is currently focusing its research and development efforts on an advanced integrated workstation combining an enhanced LENSAR® Laser System and a phacoemulsification device in a single, compact workstation, designed to fit directly in the surgical theater. LENSAR’s recent acquisitions of certain intellectual property uniquely position LENSAR to develop a system that can perform all cataract surgeries in a single platform.

The LENSAR® Laser System offers cataract surgeons automation and customization for their astigmatism treatment planning and other essential steps of the refractive cataract surgery procedure with the highest levels of precision, accuracy, and efficiency. These features assist surgeons in managing their astigmatism treatment plans for optimal overall visual outcomes.

The LENSAR® Laser System has been cleared by the U.S. Food and Drug Administration (“FDA”) for anterior capsulotomy, lens fragmentation, corneal and arcuate incisions. The LENSAR Laser with Augmented Reality™ provides an accurate 3-D model of the relevant anatomical features of each patient’s anterior segment, allowing precise laser delivery and enhanced surgical confidence in performing accurate corneal incisions, precise size, shape and location of free-floating capsulotomies, and efficient lens fragmentation for all grades of cataracts. The LENSAR® Laser System - fs 3D (LLS-fs 3D) with Streamline™ includes the integration with multiple pre-operative diagnostic devices, utilizing automated Iris Registration with automatic cyclorotation adjustment. IntelliAxis-C™ (corneal) and IntelliAxis-L™ (lens capsule) markers provide the surgeon tools for simple and precise alignment without errors associated with manually transposing the preoperative data, and marking the eye for incisions and implantation of Toric IOLs as well as treatment planning tools for precision guided laser treatments. The corneal incision-only mode, expanded remote diagnostics capabilities, additional pre-programmable preferences, thoughtful ergonomics, and up to 20 seconds faster laser treatment times with Streamline allow for seamless integration and maximum surgical efficiency with patient comfort.

Intellectual Property

LENSAR has over 85 granted patents in the United States and rest of the world and over 60 pending patent applications in the United States and rest of the world. LENSAR acquired a number of patents in 2019 to support the development and eventual commercialization of its second generation laser system which will combine a femtosecond cataract laser system with a phacoemulsification system in a single machine.

Manufacturing

Through our LENSAR subsidiary, we currently manufacture our LENSAR® Laser System at a facility in Orlando, Florida.

LENSAR purchases both custom and off-the-shelf components from a small number of suppliers and subjects them to stringent quality specifications and processes. Some of the components necessary for the assembly of the LENSAR® Laser System are currently provided by sole-sourced suppliers (the only recognized supply source available to us) or single-sourced suppliers (the only approved supply source for us among other sources). LENSAR purchases the majority of its components and major assemblies through purchase orders with limited long-term supply agreements and generally does not maintain large volumes of finished goods.

LENSAR has entered into various supply agreements for the manufacture and supply of certain components. The supply agreements commit LENSAR to a minimum purchase obligation of approximately $10.4 million over the next twenty-four months of which $9.6 million is due in the next 12 months. LENSAR expects to meet these requirements.

Sales and Distribution

LENSAR markets and sells the LENSAR® Laser System to ophthalmic ambulatory surgical centers, specialty ophthalmic hospitals and multi-specialty hospitals in the United States through a direct sales force. Outside of the United States, LENSAR typically sells the LENSAR® Laser System through distributors. A distributor in Asia and a distributor in Europe represent 25% and 11%, respectively, of the net sales in our Medical Devices segment for the year ended December 31, 2019.

Competition

The LENSAR® Laser System is a femtosecond cataract laser for refractive cataract surgery. We estimate that the market penetration of femtosecond cataract laser surgery is approximately 10.7% of total procedures in the United States and approximately 2.8% of the total cataract surgeries performed globally. Femtosecond cataract laser procedures are forecast to grow approximately 5.0% annually through 2024.

Employees

As of December 31, 2019, we had 75 full-time employees at LENSAR, who manage its business and operations.

Strategic Positions

Evofem

We invested $60.0 million in Evofem in the second quarter of 2019, representing approximately a 28% ownership interest in the company as of December 31, 2019. The transaction was structured in two tranches. The first tranche comprised $30.0 million, which was funded on April 11, 2019. We invested an additional $30.0 million in a second tranche on June 10, 2019, alongside two existing Evofem shareholders, who each invested an additional $10.0 million. These investments were expected to provide funding for Evofem's pre-commercial activities for Amphora®, its investigational, non-hormonal, on-demand prescription contraceptive gel for women. We believe this investment provided us the ability to take a significant position in a promising company at a critical stage of development where we could provide meaningful contributions through our capital and expertise.

Evofem is a clinical-stage biopharmaceutical company committed to developing and commercializing innovative products to address unmet needs in women's sexual and reproductive health. Evofem is leveraging its proprietary Multipurpose Vaginal pH Regulator (MVP-R™) platform to develop Amphora (L-lactic acid, citric acid and potassium bitartrate) for hormone-free birth control. In 2015, Evofem submitted a new New Drug Application (“NDA”) for prevention of pregnancy to the FDA. In April 2016, the FDA issued a Complete Response Letter (“CRL”) with respect to the Amphora NDA, citing certain clinical deficiencies. In the fourth quarter of 2019, Evofem resubmitted the Amphora NDA, which included results from a subsequent Phase 3 trial. In December 2019, the FDA acknowledged receipt of the NDA and assigned a six-month review period and a Prescription Drug User Fee Act (“PDUFA”) goal date of May 25, 2020.

Amphora is also being studied for the prevention of chlamydia and gonorrhea. In December 2019, Evofem announced positive top-line results from AMPREVENCE, a Phase 2b clinical trial evaluating the efficacy and safety of Amphora for the prevention of urogenital chlamydia and gonorrhea in women. Further analysis is ongoing and final results are subject to change based on a comprehensive review by the company and the FDA.

Pharmaceutical

Noden

On July 1, 2016, our subsidiary, Noden Pharma DAC, entered into an asset purchase agreement (“Noden Purchase Agreement”) whereby it purchased from Novartis Pharma AG (“Novartis”) the exclusive worldwide rights to manufacture, market and sell the Noden Products and certain related assets and assumed certain related liabilities (the “Noden Transaction”). Noden Pharma DAC and Noden Pharma USA, Inc., together, and including their respective subsidiaries represent deployed capital of $191.2 million.
Tekturna (or Rasilez outside of the United States) contains aliskiren, a direct renin inhibitor, for the treatment of hypertension. While indicated as a first line treatment, it is more commonly used as a third line treatment in those patients who are intolerant of angiotensin-receptor blockers (“ARBs”) or angiotensin converting enzyme inhibitors (“ACEIs”). Studies indicate that approximately 12% of hypertension patients are ARB/ACEI intolerant. Tekturna and Rasilez are not indicated for use with ARBs and ACEIs in patients with diabetes or renal impairment and are contraindicated for use by pregnant women.

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

Intellectual Property

The Noden Products are protected by multiple patents worldwide, which specifically cover the composition of matter, the pharmaceutical formulations and methods of production. In the United States, the FDA Orange Book for Tekturna lists U.S. Patent No. 8,617,595 (the “’595 Patent”), which covers certain compositions comprising aliskiren, together with other formulation components, and will expire on February 19, 2026.

The FDA Orange Book for Tekturna HCT lists U.S. patent Nos. 8,618,172, which expires on July 13, 2028 and 9,023,893, which expires March 3, 2022, which patents cover certain compositions comprising aliskiren and hydrochlorothiazide, together with other formulation components. In Europe, European patent No. 678 503B (the “’503B Patent”) expired in 2015. However, numerous Supplementary Protection Certificates (“SPCs”) have been granted which are based on the ‘503B Patent and which provide for extended protection. These SPCs generally expire in April of 2020. European Patent Publication Number 2 305 232, which covers certain pharmaceutical compositions comprising aliskiren and HCT, will expire in December 2021.

On June 12, 2017, our subsidiary Noden Pharma DAC (“Noden DAC”) filed a complaint against Anchen Pharmaceuticals, Inc. (“Anchen”) and Par Pharmaceutical (“Par”) for infringement of the ‘595 Patent based on Anchen’s submission of an Abbreviated New Drug Application (“ANDA”) seeking authorization from the FDA to market a generic version of aliskiren hemifumarate tablets, 150 mg and 300 mg, in the United States. Noden DAC’s suit triggered a 30-month stay of FDA approval of that application under the Hatch Waxman Act. Par filed a counterclaim seeking a declaratory judgment with respect to their proposed generic version of aliskiren hemifumarate hydrochlorothiazide tablets (150 mg eq. base/12.5 mg HCT, 150 mg eq. base/25 mg HCT, 300 mg eq. base/12.5 mg HCT, and 300 mg eq. base/25 mg HCT), described in a separate ANDA submitted by Par to the FDA, of noninfringement of U.S. Patent No. 8,618,172 (the “’172 Patent”), also owned by Noden DAC. This case was filed in the United States District Court for the District of Delaware. In March 2018, each of the parties to the proceeding filed a joint stipulation of dismissal of the defendants’ counterclaim seeking a declaratory judgment of non-infringement of the ‘172 Patent. In the stipulation, Anchen and Par agreed that they will not seek, or otherwise join or assist in, any post-grant review, including inter partes review, of the ‘172 Patent or U.S. Patent No. 9,023,893 (the “’893 Patent”). The defendants further stipulated that they will not seek marketing approval of Par’s ANDA or submit any other ANDA seeking approval to market aliskiren hemifumarate hydrochlorothiazide prior to the expiration of the ‘172 Patent in July of 2028. Both the ‘172 Patent and the ‘893 Patent are listed in the Orange Book for Tekturna HCT.

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

As a result of the Settlement Agreement and the imminent launch of a generic version of aliskiren by Par Pharmaceuticals in the United States, management evaluated the ongoing value of the Noden DAC asset group and concluded that the Noden DAC acquired product rights and customer relationship long-lived assets, with a carrying amount of $192.5 million, were no longer recoverable and wrote them down to their estimated fair value of $40.1 million, resulting in an impairment charge of $152.3 million in the second quarter of 2018.

On March 4, 2019, we announced the U.S commercial launch of an authorized generic form of Tekturna, aliskiren hemifumarate 150 mg and 300 mg tablets with the same drug formulation as Tekturna. The authorized generic launch was carried out by Prasco, LLC d/b/a Prasco Laboratories. On March 22, 2019, the FDA approved Anchen’s generic form of aliskiren.

As of December 31, 2019, given our monetization strategy and updated forecasts for Noden, we revised our estimates of future cash flows and as a result of this analysis, determined that the sum of undiscounted cash flows was not greater than the carrying value of the assets. As a result, we concluded that the Noden DAC acquired product rights and customer relationship long-lived assets, with a carrying amount of $32.6 million, were no longer recoverable and wrote them down to their estimated fair value of $10.1 million, resulting in an impairment charge of $22.5 million.

Manufacturing

Noden DAC and Novartis entered into a supply agreement pursuant to which Novartis will manufacture and supply to Noden DAC a bulk tableted form of the Noden Products, and for the supply of active pharmaceutical ingredient (“API”). In May 2019, Noden DAC and Novartis entered into an amended supply agreement pursuant to which Novartis will supply to Noden DAC a bulk tableted form of the Noden Products through 2020 and API through June 2021. For additional details regarding the amended supply agreement, see Note 15, Commitments and Contingencies, to the Consolidated Financial Statements included in Item 8. Under the terms of the amended supply agreement, Noden DAC is committed to purchase certain quantities of bulk product and API that would amount to approximately $61.7 million through June 2021, of which $39.8 million is committed over the next twelve months, which are guaranteed by us. To date, Novartis has met our manufacturing requirements and we expect that it is capable of providing sufficient quantities of the Noden Products to meet anticipated demands. We have contracted with an additional third-party located outside of the United States for the manufacture of Noden Products once the agreement with Novartis expires.

Sales and Distribution

In anticipation of the commercialization of Par’s generic version of aliskiren and in order to optimize profitability, in the third quarter of 2018, Noden discontinued its direct sales force and transitioned to a non-personal promotion strategy. All investments in non-personal promotion were in turn discontinued shortly after the launch of the authorized generic form of Tekturna by Prasco Laboratories.

We entered into an arrangement with a third-party logistics provider to distribute the Noden Products within the United States on our behalf. The Noden Products are sold directly to wholesalers from a distribution center owned by the third-party logistics provider.

As of December 31, 2019, the Noden Products were distributed in 13 countries outside of the United States. During 2018, we ceased distribution of the Noden Products in several European countries where they were not profitable or had extremely low gross margins.

Prasco, LLC, PHOENIX Pharma-Einkauf GmbH, and the pharmaceutical industry’s largest U.S. wholesale distributors, Amerisource Bergen Corporation, McKesson Corporation and Cardinal Health, Inc., accounted for 23%, 15%, 8%, 8% and 7%, respectively, of our total net pharmaceutical product sales for the year ended December 31, 2019, and 0%, 11%, 15%, 17% and 13%, respectively, of our total net pharmaceutical product sales for the year ended December 31, 2018.

Competition

The pharmaceutical industry is characterized by rapid innovation and intense competition which is applicable to the therapeutic area our Noden Products are approved. The Noden Products are direct renin inhibitors approved for the treatment of hypertension. They compete against a number of classes of treatments including changes in diet, exercise, thiazide diuretics, ACEIs, ARBs, calcium channel blockers, cardioselective beta blockers, alpha blockers, direct vasodilators and centrally acting agents. With the exception of diet and exercise, there are numerous drugs within each of the classes enumerated above, most of which have generic versions that are less expensive than Tekturna and Tekturna HCT. Physicians may also treat hypertension patients by combining one or more of the enumerated classes of treatments. Diet, thiazide diuretics, ACEIs, ARBs and calcium channel blockers are most commonly used as first line treatments for hypertension and dominate the market, in part, because of the availability of low cost generics in each category. Renin inhibitors, such as Tekturna and Tekturna HCT which are the only approved direct renin inhibitors, and beta blockers are used thereafter followed by direct vasodilators, central acting agents and alpha blockers. Tekturna and Tekturna HCT are generally perceived as alternatives for patients who do not respond to, or are intolerant of, the first line therapies. In 2019, we launched an authorized generic form of Tekturna, aliskiren hemifumarate 150 mg and 300 mg tablets with the same drug formulation as Tekturna. There is currently one other generic form of aliskiren hemifumarate available on the market in the United States.

Employees

As of December 31, 2019, we had 14 full-time employees at Noden, who manage its business and operations.

Income Generating Assets

We have pursued income generating assets when such assets can be acquired on terms that we believe allow us to increase return to our stockholders. The income generating assets typically consist of (i) notes and other long-term receivables, (ii) royalty rights and hybrid notes/royalty receivables, (iii) equity investments and (iv) royalties from the Queen et. al patents. While we currently maintain a portfolio of income generating assets, our intention is to no longer pursue these transactions while we focus on our monetization strategy.

Investment	Investment Type	Segment	Deployed Capital [3] (in millions)

Assertio Therapeutics, Inc. (“Assertio”) [1]	Royalty	Income Generating Assets	$260.5
The Regents of the University of Michigan (“U-M”)	Royalty	Income Generating Assets	$65.6
AcelRx Pharmaceuticals, Inc. (“AcelRx”)	Royalty	Income Generating Assets	$65.0
Viscogliosi Brothers, LLC (“VB”)	Royalty	Income Generating Assets	$15.5
KYBELLA®	Royalty	Income Generating Assets	$9.5
CareView Communications, Inc. (“CareView”)	Debt	Income Generating Assets	$20.0
Wellstat Diagnostics, LLC (“Wellstat Diagnostics”) [2]	Royalty/debt hybrid	Income Generating Assets	$44.0
_______________

[1]	Formerly Depomed, Inc.

[2]	Also known as Defined Diagnostic, LLC. The Wellstat Diagnostics investment also includes our note receivable with Hyperion Catalysis International, Inc. (“Hyperion”).

[3]	Excludes transaction costs.

Notes and Other Long-Term Receivables

We have entered into credit agreements with borrowers across the healthcare industry, under which we made available cash loans to be used by the borrower. Obligations under these credit agreements are typically secured by a pledge of substantially all the assets of the borrower and any of its subsidiaries. As of December 31, 2019, we had two notes receivable transactions outstanding, CareView and Wellstat Diagnostics, which are summarized below:

CareView

Technology

CareView is a provider of products and on-demand application services for the healthcare industry by specializing in bedside video monitoring, archiving and patient care documentation systems and patient entertainment services.

Deal Summary

In June 2015, we entered into a credit agreement with CareView, whereby we made available to CareView up to $40.0 million in loans comprised of two tranches of $20.0 million each, subject to CareView’s attainment of specified milestones and under which we have a security interest in substantially all of CareView’s assets. In October 2015, we and CareView entered into an amendment of the credit agreement to modify certain definitions related to the first and second tranche milestones and we funded the first tranche of $20.0 million, net of fees, based on CareView’s attainment of the first milestone, as amended. The second $20.0 million tranche was not funded due to CareView’s failure to meet the funding milestone and we have no further funding obligation at this time. The outstanding borrowing under the credit agreement initially bore interest at the rate of 13.5% per annum payable quarterly in arrears. Principal repayment was to commence on the ninth quarterly interest payment date and continue in equal installments until final maturity of the loan in October 2020.

In February 2018, we entered into a modification agreement with CareView (the “February 2018 Modification Agreement”) whereby we agreed, effective as of December 28, 2017, to modify the credit agreement before remedies could otherwise have become available to us under the credit agreement in relation to certain obligations of CareView that would potentially not be met, including the requirement to make principal payments. Under the February 2018 Modification Agreement, we agreed that (i) a lower liquidity covenant would be applicable and (ii) principal repayment would be delayed for a period of up to December 31, 2018. In exchange for agreeing to these modifications, among other things, the exercise price of our warrants to purchase 4.4 million shares of common stock of CareView was reduced and, subject to the occurrence of certain events, CareView agreed to grant us additional equity interests. In each of September 2018, December 2018, May 2019, September 2019 and December 2019, we entered into amendments to the February 2018 Modification Agreement with CareView whereby we agreed to deferrals of principal repayments and interest payments. In the May 2019 amendment we also increased the interest rate to 15.5% and removed the liquidity covenant under the credit agreement. In January 2020 we agreed to a further amendment of the February 2018 Modification

Agreement that deferred principal repayment and interest payments until April 30, 2020, which was conditioned upon CareView raising additional financing from third parties.

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

The Wellstat Diagnostics investment also includes our note receivable with Hyperion. A further discussion is included in Note 7, Notes and Other Lon-term Receivables.

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

At December 31, 2019, we had a total of five royalty rights transactions outstanding, which are summarized below in chronological order:

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

Technology

The rights acquired include Assertio’s royalty and milestone payments accruing from and after October 1, 2013: (a) from Santarus, Inc., which was subsequently acquired by Salix Pharmaceuticals, Inc., which itself was acquired by Valeant Pharmaceuticals International, Inc. (“Valeant”), which, in July 2018 changed its name to Bausch Health Companies Inc. (“Bausch Health”) with respect to sales of Glumetza® (metformin HCL extended-release tablets) in the United States; (b) from Merck & Co., Inc. with respect to sales of Janumet XR® (sitagliptin and metformin HCL extended-release); (c) from Janssen Pharmaceuticals N.V. with respect to potential future development milestones and sales of its approved fixed-dose combination of Invokana® (canagliflozin, a sodium glucose cotransporter 2 (SGLT2) inhibitor) and extended-release metformin tablets, marketed as Invokamet XR®; (d) from Boehringer Ingelheim GmbH (“Boehringer Ingelheim”) and Eli Lilly and Company (“Eli Lilly”) with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to Assertio’s license agreement with Boehringer Ingelheim including its approved products, Jentadueto XR® and Synjardy XR®; and (e) from Bausch Health for sales of extended-release metformin tablets in Korea and Canada, respectively.

On May 31, 2016, Boehringer Ingelheim and Eli Lilly announced that the FDA approved Jentadueto XR (a fixed dose combination of Linagliptin, a dipeptidyl peptidase-4 inhibitor and extended-release metformin tablets) for the treatment of type 2 diabetes in adults, which will be marketed by both companies. This approval triggered the payment of a milestone to us of $6.0 million. On September 21, 2016, Janssen Pharmaceuticals announced that the FDA approved Invokamet XR for the treatment of type 2 diabetes in adults. This approval triggered the payment of a milestone to us of $5.0 million. On December 13, 2016, Boehringer Ingelheim and Eli Lilly announced that the FDA approved Synjardy® XR (a fixed dose combination of Empagliflozin, a SGLT2 inhibitor, and extended-release metformin tablets) for the treatment of type 2 diabetes in adults, which will be marketed by both companies. This approval triggered the payment of a milestone to us of $6.0 million. In 2017, we started to receive royalties on the net sales of these three newly approved products.

In February 2013, a generic equivalent to Glumetza was approved by the FDA and in August 2016, two additional generic equivalents to Glumetza were approved by the FDA. In February 2016, Lupin Pharmaceuticals, Inc., in August 2017, Teva Pharmaceutical Industries Ltd., and in July 2018, Sun Pharmaceutical, Inc. each announced a launch of a generic equivalent approved product. Multiple generic versions of extended release metformin hydrochloride are currently approved by the FDA.

In May 2017, we received notification that a subsidiary of Valeant had launched an authorized generic equivalent product in February 2017, and we received royalties on such authorized generic equivalent product under the same terms as the branded Glumetza product, retroactive to February 2017. We continue to monitor whether the generic competition further affects sales of Glumetza and thus royalties on such sales paid to us, and the impact of the launched authorized generic equivalent.

Viscogliosi Brothers

Deal Summary

In June 2014, we entered into a Royalty Purchase and Sale Agreement (the “VB Royalty Agreement”) with VB, whereby VB conveyed to us the right to receive royalties on net sales of a spinal implant that has received pre-market approval from the FDA held by VB and commercialized by Paradigm Spine, LLC (“Paradigm Spine”), in exchange for a $15.5 million cash payment, less fees. Paradigm Spine was acquired in March 2019 by RTI Surgical Holdings, Inc.

The royalty rights acquired include royalties accruing from and after April 1, 2014. Under the terms of the VB Royalty Agreement, we receive all royalty payments due to VB pursuant to certain technology transfer agreements between VB and Paradigm Spine until we have received payments equal to 2.3 times the cash payment it made to VB, after which all rights to receive royalties will be returned to VB. VB’s ability to repurchase the royalty right for a specified amount expired on June 26, 2018.

Technology

The coflex® Interlaminar technology is an Interlaminar Stabilization® device indicated for use in one or two level lumbar stenosis from L1-L5 in skeletally mature patients with at least moderate impairment in function.

University of Michigan

Deal Summary

In November 2014, we acquired a portion of all royalty payments of the Regents of the University of Michigan’s (“U-M”) worldwide royalty interest in Cerdelga® (eliglustat) for $65.6 million pursuant to the Royalty Purchase and Sale Agreement with U-M (the “U-M Royalty Agreement”). Under the terms of the U-M Royalty Agreement, we receive 75% of all royalty payments due under U-M’s license agreement with Genzyme Corporation, a Sanofi company (“Genzyme”), until expiration of the licensed patents, excluding any patent term extension.

Technology

Cerdelga, an oral therapy for adult patients with Gaucher disease type 1, was developed by Genzyme. Cerdelga was approved in the United States in August 2014, in the European Union (“EU”) in January 2015 and in Japan in March 2015. In addition, marketing applications for Cerdelga are under review by other regulatory authorities. While marketing applications have been approved in the United States, the EU and Japan, national pricing and reimbursement decisions are delayed in some countries.

AcelRx

Deal Summary

In September 2015, we entered into a royalty interest assignment agreement (the “AcelRx Royalty Agreement”) with ARPI LLC, a wholly-owned subsidiary of AcelRx Pharmaceuticals, Inc., whereby we acquired the rights to receive a portion of the royalties and certain milestone payments on sales of Zalviso® (sufentanil sublingual tablet system) in the EU, Switzerland and Australia by AcelRx’s commercial partner, Grünenthal, in exchange for a $65.0 million cash payment. Under the terms of the AcelRx Royalty Agreement, we receive 75% of all royalty payments and 80% of the first four commercial milestone payments, due under AcelRx’s license agreement with Grüenthal until the earlier to occur of (i) receipt by us of payments equal to three times the cash payments made to AcelRx and (ii) the expiration of the licensed patents. Zalviso received marketing approval by the European Commission in September 2015. Grünenthal launched Zalviso in the second quarter of 2016 and we started to receive royalties in the third quarter of 2016.

Due to the slower than expected adoption of the product since its initial launch relative to our estimates and the increased variance noted between our forecast model and actual results in the three months ended June 30, 2019, we utilized a third-party expert in the second quarter of 2019 to reassess the market and expectations for the Zalviso product. Key findings from the third-party study included: the post-surgical PCA (Patient-Controlled Analgesia) market being smaller than previously forecasted; the higher price of the product relative to alternative therapies, the product not being used as a replacement for systemic opioids and the design of the delivery device, which is pre-filled for up to three days of treatment, which limited its use in procedures with anticipated shorter recovery times. Based on this analysis and the impact to the projected sales-based royalties and milestones, we wrote down the fair value of the royalty asset by $60.0 million in the second quarter of 2019.

Technology

Zalviso is a combination drug and device product which, using a patient controlled dispenser, delivers a sub-lingual formulation of sufentanil, an opioid with a high therapeutic index.

KYBELLA

Deal Summary

In July 2016, we entered into a royalty purchase and sales agreement with an individual, whereby we acquired that individual’s rights to receive certain royalties on sales of KYBELLA® by Allergan plc in exchange for a $9.5 million cash payment and up to $1.0 million in future milestone payments based upon product sales targets. We started to receive royalty payments during the third quarter of 2016.

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

Solanezumab is a Lilly-licensed humanized monoclonal antibody being tested in a study of older individuals who may be at risk of memory loss and cognitive decline due to Alzheimer’s disease. Lilly has characterized the study as an assessment of whether an anti-amyloid investigational drug in older individuals who do not yet show symptoms of Alzheimer's disease cognitive impairment or dementia can slow memory loss and cognitive decline. The study will also test whether solanezumab treatment can delay the progression of Alzheimer’s disease related brain injury on imaging and other biomarkers. If solanezumab is approved and commercialized pursuant to this clinical trial or another, we would be entitled to receive a royalty based on a "know-how" license for technology provided in the design of this antibody. The 2% royalty on net sales is payable for 12.5 years after the product's first commercial sale. The above described study is currently in Phase 3 testing with results expected in July of 2022.

For the years ended December 31, 2019, 2018 and 2017, royalties from Queen et al. patents accounted for less than 1%, 2%, and 11% of our total revenues, respectively.

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

•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice (“cGMP”), requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

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

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to the FDA because the FDA has 60 days to make a “filing” decision.

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

Post-Approval Regulation

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

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a Risk Evaluation and Mitigation Strategies (“REMS”) program. Other potential consequences include, among other things:

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

Medical Devices Regulation in the United States

Under the FFDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Class I devices are those for which safety and effectiveness can be assured by adherence to the FDA’s general controls for medical devices, which include compliance with the applicable portions of the FDA’s Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below. Class II devices are subject to the FDA’s general controls, and any other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification procedure, unless exempt. A Class III product is a product which has a new intended use or uses advanced technology that is not substantially equivalent to that of a legally marketed device. The safety and effectiveness of Class III devices cannot be assured solely by the General Controls and the other requirements described above. These devices almost always require formal clinical studies to demonstrate safety and effectiveness. Our current medical device products are classified as Class II medical devices.

When a 510(k) is required, the manufacturer must submit to the FDA a premarket notification submission demonstrating that the device is “substantially equivalent” to either: a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, and for which the FDA has not yet called for the submission of pre-market approval applications (“PMAs”), or is a device that has been reclassified from Class III to either Class II or I.

If the FDA agrees that the device is substantially equivalent to a predicate device, it will grant clearance to commercially market the device in the U.S. The FDA’s 510(k) clearance process usually takes from three to twelve months from the date the application is submitted and filed with the FDA, but may take significantly longer and clearance is never assured. Although many 510(k) pre-market notifications are cleared without clinical data, in some cases, the FDA requires significant clinical data to support substantial equivalence. In reviewing a pre-market notification, the FDA may request additional information, including clinical data, which may significantly prolong the review process. If the FDA determines that the device, or its intended use, is not “substantially equivalent,” the FDA may deny the request for clearance. After a device receives 510(k) clearance, any subsequent modification of the device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or could require pre-market approval. The FDA requires each manufacturer to make this determination initially, but the FDA may review any such decision and may disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA may require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or pre-market approval is obtained. We have modified aspects of some of our devices since receiving regulatory clearance and we have made the determination that new 510(k) clearances or pre-market approvals were not required.

In addition, over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products. For example, in November 2018, FDA officials announced forthcoming steps that the FDA intends to take to modernize the premarket notification pathway under Section 510(k) of the FFDCA. Among other things, the FDA announced that it planned to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals included plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. In May 2019, the FDA solicited public feedback on these proposals. These proposals have not yet been finalized or adopted, and the FDA may work with Congress to implement such proposals through legislation.

More recently, in September 2019, the FDA finalized guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA intends to develop and maintain a list of device types appropriate for the “safety and performance based” pathway and will continue to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as the testing methods recommended in the guidance documents, where feasible.

Although unlikely for the types of medical devices marketed by us, the FDA may classify the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill more rigorous PMA requirements. A PMA application, which is intended to demonstrate that a device is safe and effective, must be supported by extensive data, including extensive technical and manufacturing data and data from preclinical studies and human clinical trials. After a PMA application is submitted and filed, the FDA begins an in-depth review of the submitted information, which typically takes between one and three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also, during the review period, an advisory panel of experts from outside the FDA will usually be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with the QSR, which impose elaborate design development, testing, control, documentation and other quality assurance procedures in the design and manufacturing process. The FDA may approve a PMA application with post-approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution and collection of long-term follow-up data from patients in the clinical study that supported approval. Failure to comply with the conditions of approval can result in materially adverse enforcement action, including the loss or withdrawal of the approval. New PMA applications or PMA supplements are required for significant modifications to the manufacturing process, labeling of the product and design of a device that is approved through the PMA process. PMA supplements often require submission of the same type of information as an original PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA, and may not require as extensive clinical data or the convening of an advisory panel.

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

In addition, after a device is placed on the market, numerous FDA and other regulatory requirements continue to apply. These include establishment registration and device listing with the FDA; compliance with medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and compliance with corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FFDCA that may present a risk to health. The FDA and the Federal Trade Commission also regulate the advertising and promotion of our products to ensure that the claims we make are consistent with our regulatory clearances, that there is scientific data to substantiate the claims and that our advertising is neither false nor misleading. In general, we may not promote or advertise our products for uses not within the scope of our intended use statement in our clearances or make unsupported safety and effectiveness claims. Many regulatory jurisdictions outside of the United States have similar regulations to which we are subject.

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

Commercialization of medical devices in Europe is regulated by the EU. The EU presently requires that all medical products bear the Conformité Européenne (“CE”) mark, for compliance with the Medical Device Directive (93/42/EEC) as amended. The CE mark is an international symbol of adherence to certain essential principles of safety and performance mandated in applicable European medical device directives, which once affixed, enables a product to be sold in member countries of the EU and those affiliated countries which accept the CE mark. The CE mark is also recognized in many countries outside of the EU, such as Australia, and can assist in the clearance process. In order to affix the CE mark on products, a recognized European Notified Body must certify a manufacturer’s quality system and design dossier for compliance with international and European requirements. To maintain authorization to apply the CE mark, we are subject to annual surveillance audits and periodic re-certification audits. In September 2013, the European Commission adopted a recommendation indicating that all Notified Bodies, including Presafe, an accredited certification body, should carry out unannounced audits, at least once every third year, of the manufacturers whose medical devices they have certified. These unannounced audits can also extend to the manufacturer’s critical suppliers or sub-contractors (those that supply a critical input or perform a critical function for the manufacturer).

Federal, State and Foreign Fraud and Abuse and Physician Payment Transparency Laws
We are also subject to federal and state healthcare laws and regulations pertaining to fraud and abuse, physician payment transparency, privacy, and security laws and regulations. These laws include, without limitation: foreign, federal, and state anti-kickback and false claims laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers. The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any good, facility, item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value, including stock, stock options and the compensation derived through ownership interests.

Recognizing that the federal Anti-Kickback Statute is broad and may prohibit many innocuous or beneficial arrangements within the healthcare industry, the Department of Health and Human Services issued regulations in July 1991, which the Department has referred to as “safe harbors.” These safe harbor regulations set forth certain provisions which, if met in form and substance, will assure pharmaceutical, biotechnology and medical device manufacturers, healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Statute. Additional safe harbor provisions providing similar protections have been published intermittently since 1991. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the federal Anti-Kickback Statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Moreover, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (described below).

Violations of the federal Anti-Kickback Statute may result in civil monetary penalties, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations can also result in criminal penalties, including criminal fines and imprisonment. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid. Liability under the federal Anti-Kickback Statute may also arise because of the intentions or actions of the parties with whom we do business. Conduct and business arrangements that do not fully satisfy one of these safe harbor provisions may result in increased scrutiny by government enforcement authorities. The majority of states also have anti-kickback laws which establish similar prohibitions and, in some cases may apply more broadly to items or services covered by any third-party payor, including commercial insurers and self-pay patients.
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
In addition, private parties may initiate “qui tam” whistleblower lawsuits against any person or entity under the federal civil False Claims Act in the name of the government and share in the proceeds of the lawsuit. Penalties for federal civil False Claim Act violations include fines for each false claim, plus up to three times the amount of damages sustained by the federal government and, most critically, may provide the basis for exclusion from the federally funded healthcare program. On May 20, 2009, the Fraud Enforcement Recovery Act of 2009, or FERA, was enacted, which modifies and clarifies certain provisions of the federal civil False Claims Act. In part, the FERA amends the federal civil False Claims Act such that penalties may now apply to any person, including an organization that does not contract directly with the government, who knowingly makes, uses or causes to be made or used, a false record or statement material to a false or fraudulent claim paid in part by the federal government. The government may further prosecute conduct constituting a false claim under the federal criminal False Claims Act. The criminal False Claims Act prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious or fraudulent and, unlike the federal civil False Claims Act, requires proof of intent to submit a false claim. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs.
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
Many foreign countries have similar laws relating to healthcare fraud and abuse. Foreign laws and regulations may vary greatly from country to country. For example, the advertising and promotion of our products is subject to EU Directives concerning misleading and comparative advertising and unfair commercial practices, as well as other EEA Member State legislation governing the advertising and promotion of medical devices. These laws may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals. Also, many U.S. states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs.
Additionally, there has been a recent trend of increased foreign, federal, and state regulation of payments and transfers of value provided to healthcare professionals or entities. The federal Physician Payments Sunshine Act imposes annual reporting requirements on certain drug, biologics, medical supplies and device manufacturers for which payment is available under Medicare, Medicaid or Children’s Health Insurance Program for payments and other transfers of value provided by them, directly or indirectly, to physicians (including physician family members) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interest may result in civil monetary penalties. Manufacturers must submit reports by the 90th day of each calendar year. Certain foreign countries and U.S. states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and require tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities.

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

For our medical device business, the reimbursement to the facility from third-party payors is intended to cover the overall cost of treatment, including the cost of our devices used during the procedure as well as the overhead cost associated with the facility where the procedure is performed. We do not directly bill any third-party payors; instead, we receive payment from the hospital or other facility that uses our devices. Failure by physicians, hospitals, and other users of our devices to obtain sufficient coverage and reimbursement from healthcare payors for procedures in which our devices are used, or adverse changes in government and private third-party payors’ policies could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

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

The implementation of the Affordable Care Act, (the “ACA”), in the United States, for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. The ACA imposed, among other things, a 2.3% federal excise tax, with limited exceptions, on any entity that manufactures or imports Class I, II and III medical devices offered for sale in the United States that began on January 1, 2013. Through a series of legislative amendments, the tax was suspended for 2016 through 2019. The device excise tax was repealed on December 20, 2019. The ACA also provided incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Additionally, the ACA has expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. We do not yet know the full impact that the ACA will have on our business.

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

To a greater or lesser extent, most other countries require some form of quality system and regulatory compliance, which may include periodic inspections, inspections by third-party auditors, and specialized documentation. Failure to meet all the requirements of these countries could jeopardize our ability to import, market, support, and receive reimbursement for the use of our products in these countries. In addition to the above, we may seek to conduct clinical studies or trials in the United States or other countries on products that have not yet been cleared or approved for a particular indication. Products manufactured outside the United States by or for us are subject to U.S. Customs and FDA inspection upon entry into the United States. We must demonstrate compliance of such products to U.S. regulations and carefully document the eventual distribution or re-exportation of such products. Failure to comply with all applicable regulations could prevent us from having access to products or components critical to the manufacture of finished products and lead to shortages and delays.

Employees

As of December 31, 2019, we had 20 full-time employees managing our intellectual property, acquisitions, operations and other corporate activities, including providing management oversight, accounting, legal and tax support and administrative assistance to our subsidiaries, as well as performing certain essential functions of a public company. In addition, we had 89 full-time employees at our operating subsidiaries, Noden and LENSAR, who manage the subsidiaries’ businesses and operations. Geographically, 96 employees were based in the United States and 13 employees were located internationally. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

About PDL

We were incorporated under the laws of the state of Delaware in 1986 under the name Protein Design Labs, Inc. In 2006, we changed our name to PDL BioPharma, Inc. Our business previously included a biotechnology operation that was focused on the discovery and development of novel antibodies. We spun-off the operation to our stockholders as Facet Biotech Corporation (“Facet”) in December 2008. Our principal executive offices are located at 932 Southwood Boulevard, Incline Village, Nevada, 89451, (775) 832-8500, and our website address is www.pdl.com. The information in or accessible through our website is not incorporated into, and is not considered part of, this filing.

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

We operate our business as four segments as defined by U.S. generally accepted accounting principles. Our financial results for the years ended December 31, 2019 and 2018 are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report. For management’s discussion covering the fiscal year ended December 31, 2017, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended December 31, 2018. Our financial results for the years ended December 31, 2019, 2018 and 2017 are discussed in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

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

We are exploring and evaluating potential transactions pursuant to our monetization strategy and plan of complete liquidation and there can be no assurance that we will be successful in identifying or completing any potential transaction or otherwise providing value to our stockholders or successfully implementing the strategy, that any such potential transactions will yield significant value for stockholders or that the process will not have an adverse impact on our business.

In September 2019, in an effort to enhance stockholder value, we commenced a review of strategic alternatives, including a possible sale or liquidation of our company. In December 2019, we announced that we had completed the strategic review process that we had initiated in September 2019 and that, as a result, we had decided to halt the execution of its growth strategy, cease additional strategic investments and pursue a formal process that is intended to unlock value by monetizing the Company’s assets and returning any available net proceeds to stockholders. We further announced in December 2019 that we would explore a variety of potential transactions in connection with such monetization strategy, including a sale of our company, divestiture of our assets or businesses, a spin-off transaction, a merger or a combination thereof. In February of 2020, the board of directors approved, consistent with our monetization strategy, a plan of complete liquidation and passed a resolution to seek stockholder approval to dissolve the Company under Delaware law at its next annual stockholder meeting. However, there can be no assurance that the exploration of one or more potential monetization transactions will result in the identification or consummation of any transaction, the period of time it will take to effect the strategy, or that we will be successful in implementing the strategy.

The success of our strategy will depend on our ability to identify and complete one or more transactions that will capture value for our assets, and on numerous other factors, many of which are beyond our control. Such factors include market conditions, industry trends, the interest of third parties in our business and assets and the availability of financing to potential buyers. Our stock price or the value of net proceeds we are able to generate from the monetization process may be adversely affected if the process is delayed, does not result in one or more successful transactions or if we are not able to execute the strategy. Even if one or more transactions are completed, there can be no assurance that they will have a positive effect on stockholder value. Our board of directors may determine to modify, amend or terminate the strategy at any time. If our board of directors were to so determine, there could be a material adverse effect on our business, financial condition and results of operations, and we would need to continue to operate our business and seek to grow it and create stockholder value.

In addition, our financial results and operations may be adversely affected by our monetization strategy and by the uncertainty regarding its outcome. Management and our board of directors have been and will continue to focus on our monetization strategy as well as on the continued operations of our business until such time, if any, that the monetization strategy has been successfully executed or abandoned. Additionally, we have directed capital resources to the strategy that otherwise could have been used in our business operations, and we expect to continue to do so until the process is completed or a determination is made that we will no longer pursue the strategy. We expect to incur substantial expenses associated with identifying and evaluating potential transactions, including those related to employee retention payments, equity compensation, severance pay, directors and officers insurance, taxes, and legal, accounting and financial advisory fees. The process of exploring potential transactions is expected to be time consuming and disruptive to our current business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations would be adversely affected.

Furthermore, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the implementation of the monetization strategy could cause our stock price to fluctuate significantly.

We cannot assure you that we will be able to successfully implement our monetization strategy or that any transaction we may enter into pursuant to the strategy would yield significant value for our stockholders. We also cannot assure you that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in the current stock price.

Our efforts to enhance stockholder value through our monetization strategy may not be successful.

We cannot assure you that our efforts to enhance stockholder value through the conduct of our monetization strategy will succeed. There will be risks associated with any potential divestiture transaction, including whether we will attract potential acquirers for the Company, its assets or its businesses, and whether offers made by such potential acquirors, if any, will be at valuations that we deem reasonable. Moreover, we are not able to predict how long it will take to implement our monetization strategy. The timing and terms of any transaction will depend on a variety of factors, many of which are beyond our control. A delay in, or failure to complete, any such transaction could have a material effect on our stock price and the amount of any potential distributions to our stockholders.

If we were to pursue a plan of dissolution, there can be no assurance as to the amount, if any, of cash or other property that could be distributed to our stockholders or the timing of any such future distribution.

Assuming successful implementation of our monetization strategy and plan of complete liquidation, and an inability to sell the Company as a whole, together with all or less than all of its assets, we expect to pursue a plan of dissolution as the most effective mechanism for wind-down of the Company and resolution of outstanding claims. If such a plan of dissolution were to be approved by our stockholders, once implemented through the filing of a Certificate of Dissolution and in accordance with Delaware law, known liabilities would be paid or provided for, reserves would be established for contingent known and unknown liabilities and any remaining assets would be monetized with net proceeds ultimately distributed to stockholders. The period for claimants to file claims against the Company following the filing of a Certificate of Dissolution is set at three years by Delaware statute. However, to the extent the Company is subject to pending litigation, the Company would potentially continue its existence through the claims resolution process beyond the three-year period, with attendant expenses, until such litigation is resolved. After the filing of a Certificate of Dissolution, it is possible that remaining assets not sold during the pre-dissolution period would be monetized and net proceeds ultimately distributed, subject to the claims resolution process. We expect that we would have limited or no new revenue generation sources or activities and that we would not engage in further business activities following the adoption of a dissolution plan and the filing of a Certificate of Dissolution except for winding up our business, selling or disposing of any of our remaining saleable assets, satisfying and providing for our liabilities and claims, and distributing net proceeds to stockholders. The amount and timing of any distributions to stockholders would be determined by our board of directors (or the trustee of a liquidating trust if our assets and liabilities are transferred to a liquidating trust pursuant to a plan of liquidation and dissolution), in its sole discretion, and would depend, in part, on our ability to settle or otherwise resolve and provide for all of our remaining liabilities and contingencies and convert any remaining assets into cash. In addition, after the filing of a Certificate of Dissolution, the Company expects to follow a process which will involve appearances before the Delaware courts to obtain the court’s confirmation that stockholder distributions are in compliance with Delaware law, including whether the Company has set aside sufficient funds as a reserve for claims, and these proceedings may delay or limit such post-dissolution distributions. If we pursue liquidation and dissolution, uncertainties as to the amount of our liabilities and the disposition value, if any, of our remaining assets make it impractical to predict the net value which might ultimately be distributable to our stockholders. No assurance can be given that available cash and any amounts received on any sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to stockholders. We also cannot assure you that the value of any distribution in liquidation would equal the price or prices at which our common stock has recently traded or may trade in the future.

We cannot predict the timing, amount or mechanics of any potential distributions to our stockholders.

Many unknown variables will affect the amount, timing and mechanics of any potential distributions to stockholders. Factors that could have a material effect on the amount of any potential future distributions include, but are not limited to, decreases in the purchase price that third parties are willing to pay for our assets, a failure to sell our assets, the amount of assets and corporate wind-down related operating and other expenses, the Company’s tax treatment, any required reserves to address potential liabilities, including retained and contingent liabilities (including, but not limited to those arising from any sales of the Company’s assets), and/or other unforeseen events. These and other factors, such as the procedures established under Delaware law for the dissolution of a corporation, could also delay the timing of any potential distributions.

A delay in the sales of our assets is likely to decrease the funds available for distribution to stockholders.

Potential liabilities and expenses from operations (including, but not limited to operating costs such as salaries, directors’ fees, directors’ and officers’ insurance, federal and state income taxes, payroll and local taxes, legal, investment banking, consulting and accounting fees and miscellaneous office expenses) will continue to be incurred by us as we seek to sell our assets and wind-down our operations. In the event that any sales of our assets are delayed, we may incur additional liabilities and expenses from operations, that will reduce the net funds ultimately available for distribution to our stockholders.

Focus on our monetization strategy could materially and adversely affect our existing operating businesses.

Until such time, if any, as we are able to successfully implement our monetization strategy, we are subject to operational risks related to our existing business. As a result of our monetization strategy, our management’s focus and attention on such efforts may be diverted, which could cause disruption of our ongoing business or inconsistencies in standards and controls that could negatively affect our ability to maintain third-party relationships. Moreover, we do not anticipate raising additional capital, which could result in a shortfall in our cash resources that would limit our ability to operate our business profitably, and could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects. Management will be required to devote sufficient attention to both the monetization strategy and continued development of our businesses until the strategy is fully executed.

Our revenues from our Pharmaceutical segment consist entirely of sales of the Noden Products, and our revenues from our Medical Devices segment consist entirely of sales and leasing of the LENSAR Laser System. The success of Noden is dependent upon the success of the prescription pharmaceutical products sold under the brand names Tekturna, Tekturna HCT, Rasilez and Rasilez HCT, and there can be no assurance that in the future we will be able to continue to successfully attain and maintain significant market acceptance of our products among physicians, patients, third-party payors and others in the health care community. Failure to do so could adversely affect the value we receive from any sale of such products or businesses as part of our monetization strategy.

Also, we have experienced generic product competition for our products, which may increase in the future and reduce our market share. In March 2019, under an agreement with Prasco Laboratories, and in anticipation of the launch of third party generic aliskiren products by Par Pharmaceuticals, we launched in the United States an authorized generic form of Tekturna. There can be no assurance that we will be able to maintain meaningful revenues from sales of this authorized generic product, and there can be no assurance that we will be able to maintain market acceptance of this authorized generic product.

In addition, our acquisition of LENSAR resulted in establishing our Medical Devices segment. There can be no assurance that we will be able to continue to successfully develop this segment on a commercial scale. Any failures or perceived difficulties in developing these assets on a commercial sale in the future could have an adverse impact on our business, and could limit the value we may realize with respect to LENSAR.

Our strategic investment in the common stock of Evofem is our sole asset in our Strategic Positions segment. The value of our Evofem common stock is dependent upon the success of the product candidates under development by Evofem. Evofem is a pre-commercial company and, as such, is not yet engaged in revenue-generating activities. As a minority stockholder of Evofem, we have no control or oversight over the management of the Evofem business, and the value of our Evofem common stock will depend on the Evofem management team’s ability to develop, raise capital and successfully market and sell Amphora, the failure of which would have a material adverse effect on our investment and the value thereof. There can be no assurance as to the value we are able to achieve regarding monetization of our investment in Evofem.

We are substantially dependent on our key employees to facilitate the consummation of our monetization strategy and to continue to operate our business until the strategy is fully executed, and it may be difficult to retain such employees.

In December 2019, we implemented a strategic process to monetize our existing assets and return net proceeds to our stockholders. In order to successfully operate our business prior to finalization of our monetization process, we must retain certain of our key personnel. Certain of our employees have a significant amount of know-how and experience in our company, and the loss of one or more of them could have a material and adverse effect on our operations or ability to implement our monetization strategy. In an effort to retain key personnel for our monetization strategy, we implemented a wind-down retention plan that provides certain benefits to employees in consideration for their continued employment with the company. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of any of these employees could potentially harm our ability to implement our monetization strategy and evaluate and pursue strategic transactions, continue to operate our business during the execution of the strategy and fulfill our reporting obligations as a public company. If we are unsuccessful in retaining qualified personnel, our ability to execute our monetization strategy may be adversely affected.

Distributions to our stockholders may be treated as a dividend to the extent of our current and accumulated earnings and profits, rather than a distribution in exchange for our stock.

Generally, a distribution by us to our stockholders would constitute dividends for U.S. federal income tax purposes to the extent of our current and accumulated earnings and profits, as determined under U.S. federal income tax principles. However, distributions by us to our stockholders in “complete liquidation” would be treated as payment in exchange for our stock. The term “complete liquidation” is not defined in the Internal Revenue Code. While we expect our monetization strategy to be implemented in a manner so as to cause distributions to our stockholders to qualify as one or more distributions in “complete liquidation” for federal income tax purposes, there can be no assurance that efforts to do so will be successful or that the Internal Revenue Service will not take a contrary position. To the extent that any distributions do not qualify as distributions in “complete liquidation”, they will be treated for U.S. federal income tax purposes as dividends to our stockholders to the extent of our current and accumulated earnings and profits.

Our results of operations and/or our monetization strategy could be materially negatively affected by market fluctuations, business or economic disruptions or public health risks.

Our results of operations and/or our monetization strategy could be materially negatively affected by economic conditions generally, both in the United States and elsewhere around the world. Concerns over inflation, energy costs, geopolitical issues, public health emergencies, the availability and cost of credit, and the U.S. financial markets have in the past contributed to, and may continue in the future to contribute to, increased volatility and diminished expectations for the economy and the markets. For example, in December 2019, a novel strain of coronavirus surfaced in Wuhan, China. The coronavirus has impacted the global economy, including limiting business activities in China and South Korea, and may impact our operations including, among other things, sales to international customers (including those in China and South Korea) and the potential interruption of LENSAR’s supply chain. Further, entities in which we have invested, including Evofem, may be negatively impacted by the coronavirus, which could decrease the value of our investment and impact our ability to liquidate our investment on favorable terms, or at all. The extent to which public health issues or pandemics, including the coronavirus, will impact our results of operations and the results of operations of the entities in which we have invested will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. In addition, domestic and international equity and debt markets have experienced and may continue to experience heightened volatility and turmoil based on domestic and international economic conditions and concerns. In the event these economic conditions and concerns continue or worsen and the markets continue to remain volatile, our results of operations could be adversely affected by those factors in many ways and our stock price or the value of our assets may decline. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are not federally insured. If economic instability continues, we cannot provide assurance that we will not experience losses on these investments. The occurrence of any of the foregoing events could have a material adverse effect on our business, results of operations and/or our ability to return value to our stockholders, including through our monetization strategy.

Our ability to successfully complete our monetization strategy could be materially negatively affected by public health risks such as the recent outbreak of the coronavirus.
We are exploring and evaluating potential transactions in furtherance of our monetization strategy, the success of which may be impacted by the growing spread of the coronavirus globally. In order to successfully monetize our assets, we must identify and complete one or more transactions with third parties. The business and assets and the availability of potential buyers of our company or certain of our assets may be significantly impacted by public health issues or pandemics, including the coronavirus. The uncertain severity and impact of the coronavirus could result in reduced demand for our assets by third parties globally as well as potentially affect our own ability to operate.

Even if we are able to identify potential transactions in furtherance of our monetization strategy, such buyers may be operationally constrained or unable to locate financing on attractive terms or at all, which risk may be heightened due to the uncertainty of the coronavirus and its impact. We are subject to increased risk that the growing spread of the coronavirus will affect the geographies, both in the near term and in the future, of any third parties we identify as possible counterparties to any monetization transaction. If financing is unavailable to potential buyers of our company or assets, or if potential buyers are unwilling to engage in various transactions due to the uncertainty in the market, our ability to complete such acquisition would be significantly impaired.

Any negative impact on such third parties due to any of the foregoing events could cause costly delays and have a material adverse effect on our ability to return value to our stockholders, including our ability to realize full value from a sale or other disposition of our assets as part of our monetization strategy. In addition, if members of our management team were to be affected by COVID-19, this could significantly delay or impair our ability to execute our monetization strategy.

Our ability to realize value from our investments in Evofem and LENSAR may depend on whether they can successfully develop, gain approval for and commercialize products. Failure of Evofem to successfully develop, gain approval or commercialize Amphora for prevention of pregnancy would likely cause its business to fail, which would diminish or eliminate the value of our investment in Evofem. Failure of LENSAR to successfully continue its development and commercialization of a next generation cataract laser surgery system could negatively affect our ability to realize full value from a sale or other disposition of the business as part of our asset monetization strategy.

The value of our investment in Evofem and LENSAR may be dependent on their ability to successfully develop their respective products.

Evofem resubmitted an NDA for Amphora for the prevention of pregnancy in 2019; however, there is no assurance that the FDA will approve Amphora for this indication or for any other indication. Evofem has not received regulatory approval for any product. Even though Evofem was able to successfully complete its clinical trial for Amphora for prevention of pregnancy, it may be unable to obtain regulatory approval for Amphora for prevention of pregnancy. The state of development of Amphora, including the FDA review and approval process, at the time we determine optimal to dispose of our investment position in Evofem will have a significant impact in the potential value realized and is entirely out of our control. The commercial success of Amphora will also depend in significant measure upon Evofem’s ability to obtain marketing approval from the FDA or other regulatory authorities including an indication and labeling of sufficient scope to be commercially meaningful. Failure to achieve marketing approval from the FDA or other regulatory authorities of a commercially meaningful indication and labeling may substantially limit Evofem’s ability to market and promote Amphora and our ability to monetize or otherwise dispose of our investment in Evofem. In addition, to obtain marketing approval of Amphora on schedule, manufacturing facilities operated by third parties with which Evofem has contracted for the purpose of the supply of Amphora will need to pass a regulatory inspection. Failure of the FDA to approve manufacture of Amphora at such third party facilities may delay approval, and consequently affect the value of our investment in Evofem. Evofem will also likely incur significant costs associated with launching and Amphora, including the development of a successful commercial team and strategy. The failure of Evofem to successfully develop, gain marketing approval and commercialize Amphora would have a material adverse impact on our investment in Evofem and could limit any upside, or result in a loss, on our investment, or limit our ability to generate significant value for stockholders in connection with the potential disposition of our investment in furtherance of our monetization strategy.

LENSAR is developing and intends to commercialize a next generation cataract laser surgery system. The value we are able to obtain from our investment in LENSAR may depend on the value investors and/or potential acquirors perceive in the next generation system, which may not be in condition for approval or commercialization prior to our monetization of LENSAR. The development process for new devices in the eye care industry and more general healthcare industry can sometimes be expensive, prolonged and entail considerable uncertainty. Because of the complexities and uncertainties associated with ophthalmic research and development in particular, and healthcare related research and development in general, products LENSAR is currently developing, or that may be developed in the future, are subject to the risk that LENSAR may not complete the development process or obtain the regulatory approvals required to market such products successfully. These complexities and risks could significantly reduce the value we are able to achieve during the monetization process from our investment in LENSAR.

We may be unable to monetize our investment in Evofem due to the illiquidity of our shares, and our position in Evofem may be subject to dilution and fluctuations in value, each of which could have a material and adverse impact on our financial condition, results of operations and/or ability to monetize or otherwise dispose of our position.

As of December 31, 2019, we held approximately 28% of the shares of common stock of Evofem. Our shares of Evofem were acquired in a private placement and, absent registration, are deemed to be restricted stock. A such, it may be difficult to sell our Evofem shares in connection with our monetization strategy, and any such sale may be delayed due to the lead time required to register such shares with the Securities and Exchange Commission.

Furthermore, it is expected that Evofem will seek to raise significant additional capital to finance its operations in the future. Raising additional capital may cause substantial dilution in our investment and such financing activities could limit our ability to generate a meaningful return or sell our investment as we attempt to monetize or otherwise dispose of our position.

We account for our investment in Evofem using the fair value method. Because a mark to market valuation will occur at the end of each quarterly reporting period, changes in fair value will vary based upon the volatility of the stock price, and such changes in fair value could have a material and adverse impact on our financial condition and results of operations.

If we do not meet the requirements for continued listing on The Nasdaq Stock Market, our common stock could be delisted which would adversely affect the ability of our stockholders to sell shares of our common stock.

Our common stock is currently listed on The Nasdaq Stock Market. The Nasdaq Stock Market imposes continued listing requirements that companies must meet to remain listed on that market. These requirements include, among other things, minimum levels of assets and revenues. The Nasdaq Stock Market also considers factors like the number of employees of a company and a company’s ongoing revenue generating operations and plans. If we do not meet the requirements for continued listing on The Nasdaq Stock Market, whether as a result of our monetization and distribution of net proceeds to stockholders or otherwise, our common stock could be delisted. Further, upon dissolution, we anticipate that our stock would then be delisted from Nasdaq and our stock transfer books closed, after which time it would not be possible for stockholders to publicly trade our stock. At that point, the proportionate interests of all of our stockholders will be fixed on the basis of their respective stock holdings at the close of business on the final record date, and, after the final record date, in general any distributions made by us will be made solely to the stockholders of record at the close of business on the final record date. The delisting of our common stock would have an adverse effect on the liquidity of our common stock, such as the ability of our stockholders to sell their shares of our common stock, and its trading price. If our common stock ceases to be traded or quoted on any of the NYSE, the NASDAQ Global Select Market or the NASDAQ Global Market, a “fundamental change” under each of our convertible notes indentures would occur, which entitles the holders of the convertible notes issued under such indentures to require us to repurchase the convertible notes of such holders. Delisting could also have other negative results, including, but not limited to, the potential loss of confidence by employees, the loss of institutional investor interest and fewer opportunities with counterparties to potential monetization transactions.

If we remain an independent company, we may need to obtain funds from additional financings or other sources for our business activities. If we do not receive these funds, we may need to reduce, delay or eliminate some of our expenditures.

If we are not successful in implementing, or the board of directors decides to terminate, the monetization strategy, and we were to therefore remain an independent company, we may need to raise additional capital to accomplish our business plan over the next several years through debt or equity financing, joint ventures, license agreements, sale of assets, as well as various other financing arrangements. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

Through our investments in Noden and Evofem, and our acquisition of LENSAR, we have a significant investment in the commercialization of products worldwide, and our returns from these assets are subject to a number of risks associated with international operations that could materially and adversely affect our business, results of operations and cash flows and/or our ability to monetize or otherwise dispose of such assets.

As a result of our Noden and LENSAR operating businesses, and our strategic investment in Evofem, we are directly and indirectly subject to a number of risks related to the sale of products worldwide, including:

•	international regulatory requirements for drug and medical device marketing and pricing in foreign countries;

•	varied standards of care in various countries that could complicate the commercial success of products;

•	varied drug and medical device import and export rules;

•	varying standards for the protection of intellectual property rights which may result in reduced or compromised exclusivity in certain countries;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•
varied reimbursement systems and different competitive drugs indicated to treat the indications for which Noden Products are being commercialized and medical devices indicated to treat the indications for which LENSAR products are being commercialized;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	widespread outbreak of health epidemics that could impact international sales and operations;

•	compliance with tax, employment, immigration and labor laws applicable to foreign operations;

•	compliance with the U.S. Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act, and other anti-corruption and anti-bribery laws;

•	foreign taxes and duties;

•	foreign currency fluctuations and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

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

In addition, our international operations could be affected by capital and exchange controls, expropriation and other restrictive government actions as well as by political unrest, unstable governments and legal systems and inter-governmental disputes. Any of these circumstances could materially and adversely affect our business, results of operations and cash flows, as well as adversely affect our ability to monetize or dispose of such assets and/or reduce the proceeds we realize in such a monetization or disposition.

The terms of our convertible notes indentures could negatively affect our ability to execute the monetization strategy.

In addition to the requirement under our convertible notes indentures for us to repurchase the convertible notes upon the election of the holders of such convertible notes upon a “fundamental change,” each of the convertible notes indentures includes a merger covenant that requires any successor company that purchases “substantially all” of our property and assets to assume the obligations under such convertible notes indenture. There is no precise established definition of the phrase “substantially all” under New York law, the law which governs each of our convertible notes indentures, and whether a transaction or series of transactions constitutes “substantially all” of our property and assets depends on the consideration of both quantitative and qualitative factors. Consequently, depending on the transactions pursued by us in connection with the monetization strategy and the sequencing and timing of these transactions, our monetization strategy could result in a transfer of “substantially all” of our properties and assets under each of our convertible notes indentures, which would require the transferee under such monetization strategy to assume the obligations under such convertible notes indenture and could thus negatively affect our ability to execute the monetization strategy. In order to minimize the impact of the merger covenants in our convertible notes indentures on our ability to execute the monetization strategy, we could either conduct a tender offer for our outstanding convertible notes or could solicit consents from the holders of our outstanding convertible notes to waive the requirements of such merger covenants, or could pursue a combination of tender offers and consent solicitations, but we cannot assure you that any such tender offers or consent solicitations would become effective or that they would be agreed upon on commercially acceptable terms.

We have in the past and are currently involved in, and expect that in the future we will from time to time be involved in, litigation, either as a defendant or a plaintiff, which could have a negative impact on our business, results of operations and cash flows and/or our monetization strategy.

Monitoring and defending against or prosecuting legal actions is time-consuming for our management, will require litigation related expenses, and may detract from our ability to fully focus our internal resources on our operations and monetization strategy. Moreover, we may be subject to additional litigation as we pursue potential transactions in furtherance of our monetization strategy, and expect to be subject to increased risk of litigation following the completion of the divestiture of all or a portion of our assets or businesses, a spin-off transaction, a merger, or any combination thereof. In addition, the stock markets have experienced significant price and volume fluctuations that have affected the market prices for the common stock of companies. These broad market fluctuations as well a broad range of other factors, including the realization of any of the risks described in these “Risk Factors,” may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company involved in significant corporate transaction or following a decline in the market price of its securities. Legal fees and costs incurred in connection with litigation may be significant. Depending on the nature of the lawsuit, a decision adverse to our interests could result in the payment of substantial damages and could have a material adverse effect on our cash flow, results of operations, financial position and ability to return value to stockholders, or impact our rights in an adverse way. In addition, if we elect to file a certificate of dissolution, we may be subject to litigation with potential or unknown claimants, which litigation will have an effect on the timing and ability of the Company to make distributions to stockholders, and will be accompanied by litigation related costs and operations.

We rely on third-party manufacturers to manufacture our pharmaceutical products, and these third parties may not perform adequately.

We do not have any operating manufacturing facilities for Noden Products, and do not expect to independently manufacture our products under the Pharmaceutical segment. We currently rely on Novartis for a specified period of time to manufacture and package the Noden Products.

Risks arising from reliance on third-party manufacturers include:

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

In addition, difficulties or delays in product manufacturing and reliance on third-party manufacturing could adversely affect performance of Noden and the Noden Products by virtue of regulatory actions, shut-downs, approval delays, withdrawals, recalls, penalties, supply disruptions or shortages or force majeure events, reputational harm, product liability, unanticipated costs or otherwise. Examples of such difficulties or delays include, but are not limited to, the possibility that the supply of incoming materials may be delayed or become unavailable or be subject to increased costs and that the quality of incoming materials may be substandard and not detected; the possibility that third-party manufacturers may fail to maintain appropriate quality standards throughout the internal and external supply network and/or comply with cGMPs and other applicable regulations such as tracking and tracing of products in the supply chain to enhance patient safety; risks to supply chain continuity as a result of natural or man-made disasters at a supplier or vendor; or failure to maintain the integrity of the supply chains against intentional and criminal acts such as economic adulteration, product diversion, product theft, and counterfeit goods. Any of these events could adversely affect our ability to successfully commercialize our products and/or our ability to sell our products as part of our monetization strategy or realize expected value in such a sale.

Our products are subject to the risks and uncertainties of branded pharmaceutical and medical device products.

If our products become subject to problems such as changes in prescription growth rates, product utilization, product liability litigation, unexpected side effects, regulatory proceedings, manufacturing issues, publicity affecting doctor or patient confidence, pressure from existing competitive products, changes in labeling, loss of patent protection (when applicable), or, if a new, more effective treatment should be introduced, the adverse impact on our revenues could be significant. The occurrence of any of the foregoing problems, or additional problems that may arise in the future, could materially and adversely affect our business, results of operations and financial condition, and/or our ability to successfully monetize the underlying assets pursuant to our monetization strategy.

For as long as we own our Noden business, we will continue to depend upon a limited number of wholesalers for a significant portion of our revenues from the Noden Products, and the loss of, or significant reduction in sales to, any one of these wholesalers could materially and adversely affect our business, results of operations and financial condition and/or our ability to sell Noden or its assets, as well as materially reduce the amount of value we could realize in such a sale.

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

Further, it is possible that these wholesalers could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to carry smaller volume products such as Noden Products, or lower margins or the need to find alternative methods of distributing the Noden Products. Although we believe we can find alternative channels to distribute the Noden Products on relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace any such wholesaler. The loss of any large wholesaler as part of our distribution network, a significant reduction in sales we make to wholesalers, or any failure to pay for the Noden Products we have shipped to them could materially and adversely affect our business, results of operations and financial condition and/or our ability to sell Noden, as well as materially reduce the amount of value we could realize in such a sale.

Certain of our income generating assets are secured by collateral, and we may be, or may become, under-secured by the collateral, or such collateral may not have a value equal to our investment in the event of a default by our counterparties, or may lose value, each of which could negatively affect our ability recuperate our capital expenditures in such income generating assets.

Among our current income generating assets, the Wellstat Diagnostics loan and the CareView loan have exposed us to credit risk due to default or potential default by the counterparty. To mitigate this risk at the initiation of the loans, we obtained security interests as collateral in the assets of such counterparty. Our credit risk in respect of such counterparty may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount we are due pursuant to the terms of the particular credit agreement. This could occur in circumstances where the original collateral was not sufficient to cover a complete loss (e.g., our interests were only partially secured) or may result from the deterioration in value of the collateral, so that, in either such case, we are unable to recover our full capital outlay and any anticipated return. Obligations under these credit agreements are secured by a pledge of substantially all the assets of the borrower and any of its subsidiaries and, in the instance of Wellstat Diagnostics, by assets held by its affiliates. Although these loans are secured, we cannot guarantee that we will be able to collect all or part of the amounts owed to us. If we are unable to collect any amount, or amounts collected are not equal to our investment in the event of default by our counterparties, the value of our assets may decrease, which could materially and adversely affect our business, results of operations and financial condition, and/or our ability to successfully monetize the underlying assets pursuant to our monetization strategy. Additionally, we may face difficulty in collection efforts with respect to the Wellstat Diagnostics and CareView loans. Such difficulties with the CareView loan could lead to litigation or other legal procedures which may or may not be successful, and which will require significant financial and management resources to address. We have been engaged in multiple legal proceedings with Wellstat Diagnostics and its affiliates related to their credit agreement default, which is described in more detail in Note 25, Legal Proceedings, of this Annual Report. Any such losses resulting therefrom could materially and adversely affect our business, results of operations and financial condition.

We are exposed to the credit risk of some of our customers, which could result in material losses.

In our Medical Devices segment, customers may finance through leasing the acquisition of certain devices, and we believe there has been an increase in demand for customer financing through leasing in recent years. We may experience loss from a customer’s failure to make payments according to the contractual lease terms. Our exposure to the credit risks relating to our lease financing arrangements may increase if our customers are adversely affected by changes in healthcare laws, coverage and reimbursement, economic pressures or uncertainty, or other customer-specific factors. The factors affecting our customers’ ability to make timely payments according to the contractual lease terms are out of our control, and as a result, exposes us to additional risks that may materially and adversely affect our business and results of operations. The occurrence of any such factors affecting our customers may cause delays in payments or, in some cases, defaults on payment obligations, which could result in material losses.

Although we have programs in place that are designed to monitor and mitigate the associated risk, there can be no assurance that such programs will be effective in reducing credit risks relating to these lease financing arrangements. If the level of credit losses we experience in the future exceed our expectations, such losses could have a material adverse effect on our financial condition or results of operations or adversely affect our ability to sell such assets as part of our monetization strategy.

We, our licensees, borrowers and royalty-agreement counterparties and the companies in which we invest may be unable to maintain regulatory approvals for currently licensed products, or to obtain regulatory approvals or favorable pricing for new products, and we or they may voluntarily remove currently licensed products from marketing and commercial distribution. Any of such events, whether due to safety issues or other factors, could reduce our revenues or return on investments, and could limit our ability to generate expected returns from the monetization of such assets.

We and our licensees, borrowers and royalty-agreement counterparties and companies in which we have invested, are subject to stringent regulation with respect to product safety and efficacy by various international, federal, state and local authorities. Of particular significance are the FDA requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs and medical devices for human use in the United States. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of a biologic license application or new drug application and approval or clearance of a medical device are substantial and can require a number of years. In addition, even if our products, our licensees’, borrowers’ and royalty-agreement counterparties’ products or products of companies in which we invest receive regulatory approval, we and they will remain subject to ongoing FDA and other international regulations including, but not limited to, obligations to conduct additional clinical trials or other testing, changes to the product label, new or revised regulatory requirements for manufacturing practices, written advisements to physicians and/or a product recall or withdrawal. We, our licensees, borrowers and royalty-agreement counterparties and the companies in which we invest may not maintain necessary regulatory approvals for our or their existing licensed products or we or our licensees may not obtain necessary regulatory approvals on a timely basis, if at all, for any of our products, or the licensed products our licensees are developing or manufacturing. Moreover, the current political environment in the United States is focused on potential reductions in pricing for pharmaceutical and other healthcare products, which may negatively impact any existing or new products from which our revenues would be derived. We are unable to control the pricing strategies used by our licensees, borrowers and royalty-agreement counterparties and may have limited influence over the pricing strategies used by companies in which we invest, and if they fail to use appropriate pricing strategies, or receive negative reactions to their pricing strategies, it could negatively impact our revenues or return on investment. We may also select pricing strategies for our own products and medical devices that are less competitive than those of our competitors, or we may fail to obtain acceptable prices or an adequate level of reimbursement for products or medical devices from third-party payors or governmental agencies, which could negatively impact our revenues or return on investment and could limit our ability to generate expected returns from the monetization of such assets.

In addition, communications from government officials regarding pricing for pharmaceutical and other health care products could have a negative impact on our stock price or the value of the assets we are seeking to monetize, even if such communications do not ultimately impact our products, our licensees’, borrowers’ and royalty-agreement counterparties’ products or the products of companies in which we invest. The occurrence of adverse events reported by any licensee, borrower or royalty-agreement counterparty or company in which we invest may result in the revocation of regulatory approvals or decreased sales of the applicable product due to a change in physicians’ willingness to prescribe, or patients’ willingness to use the applicable product. We, our licensees, borrowers and royalty-agreement counterparties and the companies in which we invest could also choose to voluntarily remove licensed products from marketing and commercial distribution. For example, in November 2011, the FDA removed the indication for breast cancer from Avastin’s label. In 2005, Tysabri was temporarily suspended and then returned to the market. In any of these cases, our revenues or return on investment could be materially and adversely affected. Moreover, any value we may receive upon the potential sale of our company or other potential transaction in furtherance of our monetization strategy could be materially and adversely affected.

In addition, the current regulatory framework could change, or additional regulations could arise at any stage during our licensees’ or invested company’s product development or marketing which may affect their ability to obtain or maintain approval of their respective products. Delays in our licensees or the companies in which we have invested receiving regulatory approval for their respective products or their failure to maintain existing regulatory approvals could have a material adverse effect on our business or our ability to successfully implement our monetization strategy.

Many of our pharmaceutical products, investments, medical devices and income generating assets are in companies or assets that have limited commercialized revenue-generating products or are dependent on the actions of unrelated third parties, which may negatively impact the value we are able to realize as part of our monetization strategy.

Our ability to realize full value for certain of our assets (including in connection with executing a successful monetization strategy) depends on the progress of such assets towards commercialization, and the ability to further the development in a competitive and highly regulated market. Our or our counterparties or their licensees inability to do so would negatively affect our investment returns and could limit our ability to generate expected returns from the monetization of such assets.

In addition, in connection with our income generating assets and our investments in our Strategic Positions segment, we are dependent, to a large extent, on third parties to enforce certain rights for our benefit. For example, when we acquired certain royalty rights from Assertio (formerly Depomed), which, as the licensor of certain patents, retains various rights, including the contractual right to audit its licensees and to ensure those licensees are complying with the terms of the underlying license agreements. Assertio also retained full responsibility to protect and maintain the intellectual property rights underlying the licenses. While we have contractual rights to require Assertio to take action regarding many of these rights, because Assertio’s economic interest in the license agreements is limited, it may not enforce or protect those rights as it otherwise would have had it retained the full economic interest in the payments under the license agreements. Moreover, in respect of the royalty stream relating to the Glumetza diabetes medication that we acquired from Assertio, which is the royalty right producing the highest revenues from our Assertio acquired royalties, a single generic manufacturer was approved by the FDA in February 2013 and in August 2016, two additional generic manufacturers were approved by the FDA to enter the US as provided for in settlement agreements between Assertio and these generic manufacturers. In February 2016, Lupin Pharmaceuticals, Inc., and in August 2017, Teva Pharmaceutical Industries Ltd., and in July 2018, Sun Pharmaceutical, Inc., each launched a generic equivalent approved product. We were aware of these settlement agreements, considered them in the cost of the acquiring this asset and expected the entry of these generic products to reduce our Glumetza revenues. We are further aware of additional approved generic extended release metformin products, which could negatively affect Glumetza revenues.

We and our companies’ licensees, borrowers and royalty-agreement counterparties face significant market pressures with respect to our and their products, and the amount of revenues from our or their pharmaceutical products or medical devices, or from our income generating assets that we receive are subject to various competitive and market factors that may be outside of our control.

We and our companies, licensees, borrowers and royalty-agreement counterparties face competition from other pharmaceutical, biotechnology, device and diagnostic companies. The introduction of new competitive products may result in lost market share for us or our licensees, borrowers and royalty-agreement counterparties, reduced use of our or their products or devices, lower prices and/or reduced sales, any of which could reduce our royalty revenues, or the revenues on which we rely to produce the returns on our acquisitions, and have a material adverse effect on our results of operations. Any such reduction to revenues could further limit any realized value we may obtain in connection with the evaluation of potential transactions to monetize such assets.

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

•
potential challenges or design-arounds to product, use or manufacturing related patents which provide exclusivity for products and assets before their expiration by generic pharmaceutical manufacturers;

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

For example, in mid-2019, Bausch Health announced potential price decreases on Glumetza, a royalty-bearing product under our Assertio Royalty Agreement. These price decreases could negatively affect revenues and thus our royalties. Due to the uncertainties caused by changes in pricing by third parties that are outside our control, including as a result of generic competition, we may not be able to accurately estimate the impact on royalties on such sales paid to us for Glumetza or any other product.

Additionally, Noden’s ’111 Patent, which was previously extended by virtue of pediatric testing requirements, expired in January 2019. While Noden has additional patent coverage related to drug formulation and manufacturing technology which relate to our commercialization of Tekturna in the United States which has not yet expired, the expiration of the composition of matter patents related to our Tekturna products will allow entry of competitors which have been able to design around the remaining formulation patents. For example, in 2018, Noden settled a paragraph IV challenge with Anchen Pharmaceuticals, Inc. which allowed entry into the market of a generic aliskiren product in March 2019, which generic product was subsequently made commercially available through Par Pharmaceuticals, Inc. and competes with Tekturna and our authorized generic product. While we are unaware of the entry of any additional third-party generic product at the present time, we cannot preclude the possibility that another third-party generic version of aliskiren will be available at some time in the future. In March 2019, under an agreement with Prasco Laboratories, we launched in the United States an authorized generic form of Tekturna which currently competes with the Par Pharmaceuticals generic aliskiren product. The increase in competition and additional generic competition may have a material and adverse effect on our ability to realize significant value for stockholders on the disposition or sale of the Noden Products in furtherance of our monetization strategy.

We, our licensees and the companies in which we have invested must continue to protect our and their intellectual property rights for us to protect the value of our assets and/or execute a successful monetization strategy.

Our success in protecting the value of our assets (including in connection with executing a successful monetization strategy) is dependent in significant part on our ability and the ability of third parties in control of the assets in which we’ve invested to protect the scope, validity and enforceability of our and their intellectual property, including the patents, SPCs and license agreements, all of which support our revenues. The scope, validity, enforceability and effective term of patents and SPCs can be highly uncertain and often involve complex legal and factual questions and proceedings. In addition, the legal principles applicable to patents in any given jurisdiction may be altered through changing court precedent and legislative action, and such changes may affect the scope, strength and enforceability of our patent rights or the nature of proceedings which may be brought related to the relevant patent rights. A finding in a proceeding related to patent rights which support our revenues which narrows the scope or which affects the validity or enforceability of some or all of our patent rights could have a material impact on our ability to continue to collect royalty payments from our investments or collect revenue from our sales of our pharmaceutical products and medical devices. If the scope, validity and enforceability of our and their intellectual property were to be negatively impacted prior to monetizing any such assets, our expected return on such assets could be materially and adversely affected.

Our reliance on sole and single source suppliers could harm our ability to meet demand for our products or devices in a timely manner or within budget.

Some of the components necessary for the assembly of our Medical Devices segment are currently provided to us by sole-sourced suppliers or single-sourced suppliers. We generally purchase components through purchase orders rather than long-term supply agreements and generally do not maintain large volumes of inventory. While alternative suppliers exist and could be identified for sole-sourced components, the disruption or termination of the supply of components could cause a significant increase in the costs of these components, which could affect our operating results. A disruption or termination in the supply of components could also result in our inability to meet demand for our products, which could harm our ability to generate revenues, lead to customer dissatisfaction and damage our reputation. Furthermore, if we are required to change the manufacturer of a key component of our products, we may be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could delay our ability to manufacture our products in a timely manner or within budget, which may have a material adverse impact on our business, financial condition, results of operations, or cash flows, as well as our ability to successfully monetize or otherwise dispose of such products and/or related businesses.

Recently enacted and future legislation is expected to increase the difficulty and costs to maintain revenues from our products, and in particular may negatively impact the pricing of our products and/or the ability to realize value as part of our monetization strategy.

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, affect our ability to profitably sell our products.

For example, in the United States in March 2010, the Patient Protection and Affordable Care Act (“ACA”) was enacted to increase access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and the health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The law has continued the downward pressure on pharmaceutical pricing, especially under the Medicare program, and increased the industry’s regulatory burdens and operating costs. Among the provisions of the ACA of importance are the following:

•
manufacturers and importers of certain branded prescription drugs with annual sales of more than $5 million made to or covered by specified federal healthcare programs are required to pay an annual, non-tax deductible fee based on each company’s market share of all such sales in the prior year;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program for brand and generic drugs;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•	extension of manufacturers’ Medicaid rebate liability to individuals enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs in certain states;

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

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program, commonly referred to as the “340B Program”;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians, also known as the “Physicians Payment Sunshine Act”; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

The potential financial impact of the ACA over the next few years will depend on a number of factors including policies reflected in implementing regulations and guidance and changes in sales volumes for products affected by the new system of rebates, discounts and fees. The taxes imposed by the ACA and the expansion in the government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursement by payors for our products, and/or reduced medical procedure volumes, all of which may have a material adverse effect on our business, financial condition and results of operations. The Trump Administration and the U.S. Congress may take further action regarding the ACA, including, but not limited to, repeal or replacement. For example, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the 2017 Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the United States Court of Appeals for the Fifth Circuit affirmed the portion of the district court’s ruling declaring the individual mandate unconstitutional and remanded for the district court to conduct analysis in the first instance on which provisions of the statute are severable from it and thus remain intact. On March 2, 2020, the Supreme Court of the United States granted certiorari to hear the case. While the Trump Administration and the Centers for Medicare & Medicaid Services have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, including the aforementioned appeal, and other efforts to repeal and replace the ACA will impact the ACA. There may be additional challenges and amendments to the ACA in the future, including continued litigation and legislation, and all or a portion of the ACA and related subsequent legislation may be modified, repealed or otherwise invalidated through judicial challenge. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us and will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included automatic aggregate reductions to Medicare payments to providers of 2% per fiscal year as part of the federal budget sequestration under the Budget Control Act of 2011, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2025 unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period in which the government may recover overpayments to providers from three to five years. In addition, recently there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their commercial products and regulatory action aimed at reducing the cost of prescription drugs. For example, in December 2019, the U.S. Department of Health and Human Services and the FDA issued a proposed rule and draft guidance concerning two new pathways for importing lower-cost drugs into the United States. The proposed rule, if finalized, would allow certain prescription drugs to be imported from Canada. The draft guidance describes procedures for drug manufacturers to facilitate the importation of FDA-approved drugs and biologics manufactured abroad and originally intended for sale in a foreign country into the United States. Additionally, President Trump’s administration has proposed to establish an international pricing index that would tie domestic prices for certain drugs and biologics to the prices in other countries with more aggressive drug price regulation. The implementation of cost containment measures or other healthcare reforms may limit us from being able to generate revenue, attain profitability, or commercializing our products, which could have a material adverse effect on business and results of operations.

In any event, we expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for pharmaceutical products, which could result in reduced demand for our products or our counterparties’ products or additional pricing pressures on our products or our counterparties’ products, as well as negatively affect our ability to successfully execute our monetization strategy.

Changes in third-party coverage and reimbursement may affect sales of our products, product sales from which we receive royalty revenues and the products our borrowers sell to generate revenues and the growth of managed care organizations (“MCOs”), is expected to increase pricing pressures on our products in the United States.

Sales of our products, product sales from which we receive royalties and the products our borrowers sell to generate revenues will depend significantly on the extent to which reimbursement for the cost of such products and related treatments will be available to physicians and patients from various levels of United States and international government health authorities, private health insurers and other organizations. Third-party payers and government health administration authorities increasingly attempt to limit and/or regulate the coverage and reimbursement of medical products and services, including branded prescription drugs. Changes in government legislation or regulation, such as the ACA, and changes in formulary or compendia listing or changes in private third-party payers’ policies toward reimbursement for such products may reduce reimbursement of the cost of such products to physicians, pharmacies and distributors. Decreases in third-party reimbursement could reduce usage of such products and sales to collaborators, which may have a material adverse effect on our revenues derived from our products, those from which we receive royalties from the business of our borrowers. In addition, macroeconomic factors may affect the ability of patients to pay or co-pay for costs or otherwise pay for our products or the products from which we, our royalty counterparties and borrowers generate revenues by, for example, decreasing the number of patients covered by insurance policies or increasing costs associated with such policies. All of these factors could negatively impact our ability to sell or otherwise dispose of our assets or reduce the value we realize as we seek to execute our monetization strategy.

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

Exclusion of a product from a formulary or other MCO-implemented restrictions can significantly impact drug usage in the MCO patient population. Consequently, pharmaceutical companies compete to gain access to formularies for their products. Unique product features, such as greater efficacy, better patient ease of use, or fewer side effects, are generally beneficial to achieving access to formularies. Larger pharmaceutical companies have the ability to bundle available products and discounts in an effort to place and maintain products on formulary. We will be responsible for meeting the requirements of MCO’s in the United States and ensuring the competitive use of our products in a highly uncertain and changing environment. There can be no assurance that we will be able to maintain the level of use of our products, and their inability to do so could have a material adverse impact on the value we receive from any sale of our products or related businesses as part of our asset monetization strategy.

Generic products may increase pricing pressures on our products.

Although we believe that our products benefit from issued and/or pending patents as well as proprietary manufacturing technology, one competitive challenge that our branded pharmaceuticals products face is or will be from generic pharmaceutical manufacturers. Upon the expiration or loss of patent protection for a product, especially a small molecule product, the major portion of revenues for that product may be dramatically reduced in a very short period of time. Several such competitors make a regular practice of challenging product patents before their expiration. Also, manufacturers of generic pharmaceutical products may file or have already filed an abbreviated NDA (“ANDA”) with the FDA seeking to market generic forms of our products prior to the expiration of relevant patents owned by Noden. In June 2018, Noden Pharma DAC entered into a settlement agreement with Anchen pursuant to which Anchen, the sole ANDA filer for Tekturna of which the Company is aware, was granted a license from Noden to commercialize its generic form of aliskiren starting March 1, 2019. Under their license, Anchen may commercialize their formulation of aliskiren, but is not permitted to commercialize a generic version of aliskiren which closely relates to the formulation of Tekturna. As a result of a settlement with Anchen, Par Pharmaceuticals has commercialized a generic form of aliskiren. Further patent litigation and other challenges to Noden’s patents would be costly and unpredictable, would require extensive management time and resources, and may ultimately deprive us of market exclusivity for our products in a given geographical territory. The FDA ANDA approval process exempts generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, as long as they can scientifically demonstrate that their product performs in the same manner as the innovator drug, thus allowing generic manufacturers to rely on the safety and efficacy data of the innovator’s product. Generic competitors do not generally need to conduct clinical trials and can market a competing version of a product after the expiration or loss of patent or regulatory exclusivity and often charge significantly lower prices. In addition, as noted above, MCOs that focus primarily on the immediate cost of medicines often favor generics over branded drugs. Many governments also encourage the use of generics as alternatives to brand-name drugs in their healthcare programs. Additionally, certain foreign governments have indicated that compulsory licenses to patents may be granted in the case of national emergencies or in other circumstances, which could diminish or eliminate sales and profits from those regions, negatively affect our results of operations and cash flows, lead to an impairment charge of our long-lived assets or result in a material decline of our revenue. In March 2019, under an agreement with Prasco Laboratories, we launched in the United States an authorized generic form of Tekturna which competes with the Par Pharmaceuticals generic aliskiren product. Pricing pressure could reduce the value of the product, and consequently of Noden, as we seek to sell it as part of our monetization strategy.

Our ability to generate revenue from an authorized generic may be limited in the future.

In March 2019, we launched in the United States aliskiren hemifumarate tablets, 150 mg and 300 mg, an authorized generic of Tekturna, through Prasco Laboratories under an agreement with Noden Pharma DAC. Our ability to generate revenue related to our authorized generic may be limited for a number of reasons, including, without limitation, the entry into the market of additional generic products, the ratings for any existing or potential additional generic products, and the effect of increased generic competition on pricing. All of these factors could materially and adversely affect Noden’s business and the value we are able to realize as we seek to sell Noden as part of our asset monetization strategy.

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

Any of these events could result in a material decline of our revenue negatively affecting the value of our assets and the proceeds we realize from a sale of such assets as part of our monetization strategy.

We may have significant product liability exposure and our insurance may not cover all potential claims.

We are exposed to product liability and other claims in the event that our technologies or products are alleged to have caused harm. Any potential product liability claims could exceed the amount of our insurance coverage or may be excluded from coverage under the terms of our policies. Our insurance may not be renewed at a cost and level of coverage comparable to that then in effect. Any of these events could materially and adversely affect our business, results of operations and financial condition, as well as the ability to successfully execute our monetization strategy.

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

We are exposed to the risk of fraud or other misconduct in connection with international business operations and our reliance on third-party contractors to manage and conduct those activities with respect to our products. These risks include potential failures to:

•	comply with FDA regulations or similar regulations of comparable foreign regulatory authorities;

•	provide accurate information to the FDA or comparable foreign regulatory authorities;

•	comply with manufacturing standards applicable to our products;

•	comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities;

•	comply with the FCPA, the UK Bribery Act, and other anti-bribery laws;

•	report financial information or data and our business affairs accurately; or

•	disclose unauthorized activities to us.

Our investment in Noden, an Irish entity, subjects us to both United States and international tax laws with respect to the structure and operations of our business and the business conducted by Noden, which are subject to continued scrutiny and change by governments and may result in additional liabilities that may affect our results of operations or reduce the proceeds we are able to realize as we seek to sell Noden or its assets as part of our monetization strategy.

Noden is incorporated in Ireland and maintains the performance of certain functions and ownership of certain assets in a more tax-efficient jurisdiction than the United States. Taxing authorities, such as the United States Internal Revenue Service (“IRS”), actively audit and otherwise challenge these types of arrangements, and have regularly done so in the pharmaceutical industry. We remain subject to reviews and audits by the IRS and other taxing authorities from time to time, and the IRS or other taxing authority may challenge our structure and intra-company arrangements through an audit or lawsuit. Responding to or defending against those and other challenges from taxing authorities could be expensive and, in any event, would consume time and other resources, and divert management’s time and focus, as well as restrict or delay our ability to sell Noden. We generally cannot predict whether taxing authorities will conduct an audit or file a lawsuit challenging our current structure, the cost involved in responding to any inquiry or audit or lawsuit, or the outcome. If we are unsuccessful, we may be required to consolidate income and pay greater taxes as well as interest, fines or penalties, and may be obligated to pay increased taxes in the future, any of which could have a material adverse effect on our results of operations or the proceeds we are able to realize from a sale of Noden.

The regulatory clearance and approval processes of the FDA are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory clearance or approval for any new product candidates or modifications to existing products, our business or monetization strategy could be harmed.

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

In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive either clearance under Section 510(k) of the FFDCA or approval of a PMA application from the FDA, unless an exemption applies. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to an approved PMA and later down-classified, or a 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence. In the PMA process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices.

Modifications to products that are approved through a PMA application generally require FDA approval. Similarly, certain modifications made to products cleared through a 510(k) may require a new 510(k) clearance. Both the PMA approval and the 510(k) clearance process can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process usually takes from three to 12 months, but can last longer. The process of obtaining a PMA is much costlier and more uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is filed with the FDA. In addition, a PMA generally requires the performance of one or more clinical trials. Despite the time, effort and cost, we cannot assure you that any particular device will be approved or cleared by the FDA. Any delay or failure to obtain necessary regulatory approvals could harm our business or monetization strategy.

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

Even if we eventually complete clinical testing and receive approval of an NDA, 510(k), or similar foreign marketing application for our product candidates, the FDA may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, or in the case of our drugs, the implementation of a Risk Evaluation and Mitigation Strategy (“REMS”), which may be required to ensure safe use of the drug after approval. The FDA also may authorize a product candidate for a more limited indication or patient population than we originally requested, and the FDA may not authorize us to market the product with the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory authorization would delay or prevent commercialization of that product candidate. In addition, our drugs may become subject to class-wide REMS that implicate all manufactures of a particular class of drugs, which could significantly impact our ability to commercialize our drugs and could reduce their market potential.

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

In the European Economic Area (“EEA”) manufacturers of medical devices are required by the Medical Devices Directive to collect post-marketing clinical data in relation to their CE marked medical devices. Post-market surveillance includes the conduct of post-market clinical follow-up studies permitting manufacturers to gather information concerning quality, safety or performance of medical devices after they have been placed on the market in the EEA. All information collected as part of the post-market surveillance process must be reviewed, investigated and analyzed on a regular basis in order to determine whether trending conclusions can be made concerning the safety or performance of the medical device and decisions must be taken in relation to the continued marketing of medical devices currently on the market. If development of these products is continued by us, we would expect to incur ongoing costs to comply with these post-market clinical obligations in EEA markets for so long as we continue to market and sell products in those markets.

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

In addition, while our LENSAR® Laser Systems were first cleared in 2010 in the United States and in 2013 in EEA, we have limited complication or patient success rate data with respect to uses of our products. In addition, if future studies and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to mandatory product recalls or suspension or withdrawal of clearance in the United States or the EEA, and our reputation with physicians, patients and healthcare providers may suffer.

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

If the FDA or any foreign regulatory body determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance or imposition of a warning letter or an untitled letter, which is used for violators that do not necessitate a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action under other regulatory authority, such as false claims laws, if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations.

Moreover, if our products do not comply with regulatory requirements, including with respect to labeling and promotion, or are misused or used with improper technique, we may become subject to costly litigation. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizeable damage awards against us that may not be covered by insurance. In addition, any of the events described above could harm our business and/or negatively affect our ability to monetize such assets or the value we may receive from such a monetization.

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

Any regulatory approvals or clearances that we receive may be subject to limitations on the indicated uses for which the product may be marketed or the conditions of approval, or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

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

We are subject to extensive healthcare laws, regulation and enforcement, and our failure to comply with those laws could have a material adverse effect on our results of operations and financial condition.

We are subject to potential risk of civil and criminal enforcement by the federal government and the states and foreign governments due to the acquisitions of Noden and LENSAR. Our business practices and relationships with providers are subject to scrutiny under these laws. We are also be subject to privacy and security regulation related to patient, customer, employee and other third-party information by both the federal government and the states and foreign jurisdictions in which we conduct our business. The laws, regulations and codes that may affect us in the United States include:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. The U.S. government has interpreted this law broadly to apply to the marketing and sales activities of manufacturers. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations can also result in criminal penalties and imprisonment of up to 10 years. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid;

•
federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent. Private individuals can bring False Claims Act ‘‘qui tam’’ actions, on behalf of the government and such individuals, commonly known as ‘‘whistleblowers,’’ may share in amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

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

•
HIPAA, as amended by the Health Information for Economic and Clinical Health Act of 2009 (“HITECH”), and its implementing regulations, which imposes certain requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information, without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements. Failure to comply with the HIPAA privacy and security standards can result in civil monetary penalties for each violation and, in certain circumstances, criminal penalties with fines for each violation and/or imprisonment. State attorneys general can also bring a civil action to enjoin a HIPAA violation or to obtain statutory damages on behalf of residents of his or her state;

•
the federal physician sunshine requirements under the ACA, which require manufacturers of drugs, devices, biologics, and medical supplies to report annually to the Centers for Medicare and Medicaid Services (“CMS”), information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members. Applicable manufacturers are required to submit annual reports to CMS. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission, and may result in liability under other federal laws or regulations;

•
guidelines promulgated by the Office of Inspector General of the U.S. Department of Health and Human Services related to pharmaceutical and medical device company regulatory compliance programs and the PhRMA Code on Interactions with Healthcare Professionals and the AdvaMed Code of Ethics, as amended;

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

To enforce compliance with the healthcare regulatory laws, certain enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to additional compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity and be costly to respond to.

We do not have experience in establishing the compliance programs necessary to comply with this complex and evolving regulatory environment and our reliance on Noden and LENSAR to operate and address these requirements appropriately increases the risks that we may be found to violate the applicable laws and regulations. If we are found to be in violation of any of such laws or any other governmental regulations, we may be subject to penalties, including administrative, civil and criminal penalties, damages, fines, the exclusion from participation in federal and state healthcare programs, imprisonment, contractual damages, reputational harm, disgorgement and the curtailment or restructuring of our operations, any of which could materially and adversely affect interests in our products, including having a material adverse effect on our financial results or our ability to monetize such products or related businesses as part of our monetization strategy.

An impairment charge with respect to intangible assets could have a material impact on our results of operations and/or negatively affect our monetization strategy.

We periodically evaluate our intangible assets to determine whether all or a portion of their carrying values may be impaired, in which case a charge to earnings may be necessary. The occurrence of certain events, changes in business strategy, government regulations or economic or market conditions may cause us to remeasure the fair value of certain assets and liabilities. Our judgments regarding the existence of impairment indicators are based on, among other things, legal factors, market conditions, and operational performance. If an event or events occur that would cause us to revise our estimates and assumptions used in analyzing the value of our intangible assets, such revision could result in an impairment charge that could have a material impact on our results of operations in the period in which the impairment occurs. For example, at December 31, 2019, we recorded an impairment charge of $22.5 million for the Noden intangible assets related to our monetization strategy and updated forecasts for Noden. As a result of this impairment charge, which was based on the estimated fair value of the assets, the remaining carrying value of these intangible assets were determined to be $10.1 million. For additional information on the impairment charge, see Note 10, Intangible Assets.

We may use a certain amount of cash from time to time in order to repurchase or satisfy obligations relating to our convertible notes. The maturity or conversion of any of our convertible notes could materially and adversely affect our business, results of operations and financial condition.

We are required to repay the full principal amount of approximately $19.2 million in principal amount outstanding under the 2.75% Convertible Senior Notes due December 1, 2021 (the “December 2021 Notes”) and approximately $11.5 million in principal amount outstanding plus an additional accreted amount of $1.5 million under the 2.75% Convertible Senior Notes due December 1, 2024 (the “December 2024 Notes”) if not previously converted or repurchased.

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

Holders of the December 2021 Notes may convert their notes at their option under the following conditions at any time prior to the close of business on the business day immediately preceding June 1, 2021: (i) during any fiscal quarter (and only during such fiscal quarter) commencing after the fiscal quarter ending June 30, 2017, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive), in the period of 30 consecutive trading days, ending on, and including, the last trading day of the immediately preceding fiscal quarter, exceeds 130% of the conversion price for the notes on each applicable trading day; (ii) during the five business day period immediately after any five consecutive trading-day period (the measurement period), in which the trading price per $1,000 principal amount of the December 2021 Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the notes for each such trading day; or (iii) upon the occurrence of specified corporate events. Holders of the December 2024 Notes may convert their notes at their option under the following conditions at any time prior to the close of business on the business day immediately preceding June 1, 2024: (i) during any fiscal quarter (and only during such fiscal quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive), in the period of 30 consecutive trading days, ending on, and including, the last trading day of the immediately preceding fiscal quarter, exceeds 130% of the conversion price for the notes on each applicable trading day; (ii) during the five business day period immediately after any five consecutive trading-day period (the measurement period), in which the trading price per $1,000 principal amount of the December 2024 Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the notes for each such trading day; or (iii) upon the occurrence of specified corporate events.

The December 2021 Notes and the December 2024 Notes may be settled by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. During the year ended December 31, 2019 we repurchased approximately $44.8 million in principal amount of our December 2021 Notes and approximately $74.6 million in principal amount of our December 2024 Notes. In furtherance of our monetization strategy, we expect to use a certain amount of cash from time to time in order to repurchase or satisfy obligations relating to our convertible notes which could adversely affect the amount or timing of any distribution to our stockholders.

The conversion or any future exchanges of any of the December 2021 Notes or the December 2024 Notes into shares of our common stock would have a dilutive effect that could cause our stock price to go down.

Until June 1, 2021, the December 2021 Notes are convertible into shares of our common stock only if specified conditions are met and thereafter convertible at any time, at the option of the holder. Until June 1, 2024, the December 2024 Notes are convertible into shares of our common stock only if specified conditions are met and thereafter convertible at any time, at the option of the holder. We have reserved shares of our authorized common stock for issuance upon conversion of the December 2021 Notes and the December 2024 Notes. Upon conversion, the principal amount of our convertible notes may be settled in, at our option, cash, common stock or a combination of cash and common stock. If any or all of these convertible notes are converted into shares of our common stock, our existing stockholders will experience immediate dilution of voting rights and our common stock price may decline. Furthermore, the perception that such dilution could occur may cause the market price of our common stock to decline. If our stock price is negatively impacted, any value we may receive upon the potential sale of our company or other potential transaction in furtherance of our monetization strategy could be materially and adversely affected.

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

The effect, if any, of any of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock. For further information regarding the mechanics of our capped call transactions, refer to our discussion in Note 13, Convertible Senior Notes, to the Consolidated Financial Statements.

We have implemented a corporate structure taking into consideration our limited operations and potentially applicable tax impact on our royalty and other income, and any changes in applicable tax laws and regulations or enforcement positions of tax authorities may negatively impact our financial condition and operating results.

We have established our corporate structure to be closely aligned with the financial nature of our business. There can be no assurance that the applicable tax laws and regulations will continue in effect or that the taxing authorities in any or all of the applicable jurisdictions will not challenge one or more aspects or characterizations of our corporate structure and the treatment of transactions or agreements within our corporate structure, or determine that the manner in which we operate our business is not consistent with our corporate structure. For example, recently enacted U.S. tax legislation may result in an increased tax liability as a result of our current corporate structure. We may also have disputes with one or more state tax authorities regarding whether we are subject to that state’s tax and, if we are subject to such state’s tax, what proportion of our revenues is subject to taxation in such state. For example, we are currently subject to an audit by the California Franchise Tax Board and, while we may disagree with their conclusions regarding such issues, the proceedings may extend over a long period of time and we may ultimately be required to pay taxes either in a settlement or upon a final decision of an agency or court. In addition, an inability to resolve our audit with the Franchise Tax Board in a satisfactory manner without extensive legal proceedings may result in an extended period of operation prior to wind-down or dissolution. Any unfavorable changes in laws and regulations or positions by tax authorities could harm our financial position, results of operations and cash flows.

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

At December 31, 2019, we had federal, state and foreign net operating loss carryforwards of $108.6 million, $63.9 million and $125.6 million, respectively, and federal and state tax credit carryforwards of $2.2 million and $19.3 million, respectively. There may be limitations on our ability to use our net operating loss carryforwards or other tax assets. For example, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We or our subsidiaries may have experienced, or may in the future experience, “ownership changes” as a result of shifts in stock ownership. Tax attributes acquired from LENSAR may be subject to separate return limitations that may limit the corporation’s ability to use the acquired net operating losses and credits. Any limitations on our ability to use our net operating loss carryforwards and other tax assets could materially and adversely impact our financial condition and results of operations. Furthermore, under the 2017 Tax Act, although the treatment of tax losses generated in taxable years ending before December 31, 2017 has generally not changed, tax losses generated in taxable years beginning after December 31, 2017 may only be utilized to offset 80% of taxable income annually. This change may require us to pay additional federal income taxes in future years.

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

Legislative or regulatory reforms in the United States or the EU may make it more difficult and costly for us to obtain regulatory clearances or approvals for our medical device products or to manufacture, market or distribute our products after clearance or approval is obtained.
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulation of medical devices. In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our future products under development or impact our ability to modify our currently cleared products on a timely basis. Over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products. For example, in November 2018, FDA officials announced forthcoming steps that the FDA intends to take to modernize the premarket notification pathway under Section 510(k) of the FFDCA. Among other things, the FDA announced that it planned to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals included plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. In May 2019, the FDA solicited public feedback on these proposals. These proposals have not yet been finalized or adopted, and the FDA may work with Congress to implement such proposals through legislation. Accordingly, it is unclear the extent to which any proposals, if adopted, could impose additional regulatory requirements on us that could delay our ability to obtain new 510(k) clearances, increase the costs of compliance, or restrict our ability to maintain our current clearances, or otherwise create competition that may negatively affect our business or monetization strategy.

More recently, in September 2019, the FDA finalized guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA intends to develop and maintain a list of device types appropriate for the “safety and performance based” pathway and will continue to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as the testing methods recommended in the guidance documents, where feasible. The FDA may establish performance criteria for classes of devices for which we or our competitors seek or currently have received clearance, and it is unclear the extent to which such performance standards, if established, could impact our ability to obtain new 510(k) clearances or otherwise create competition that may negatively affect our business or monetization strategy.

In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to obtain clearance or approval for, manufacture, market or distribute our products. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require: additional testing prior to obtaining clearance or approval; changes to manufacturing methods; recall, replacement or discontinuance of our products; or additional record keeping.
On April 5, 2017, the European Parliament passed the Medical Devices Regulation (Regulation 2017/745), which repeals and replaces the EU Medical Devices Directive and the Active Implantable Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member states, the regulations would be directly applicable, i.e., without the need for adoption of EEA member state laws implementing them, in all EEA member states and are intended to eliminate current differences in the regulation of medical devices among EEA member States. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation.
The Medical Devices Regulation will, however, only become applicable three years after publication (in 2020). Once applicable, the new regulations will among other things:

•	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;

•	establish explicit provisions on manufacturers’ responsibilities for the follow‑up of the quality, performance and safety of devices placed on the market;

•	improve the traceability of medical devices throughout the supply chain to the end‑user or patient through a unique identification number;

•	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU;

•	strengthened rules for the assessment of certain high‑risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.
These modifications may have an effect on the way we conduct our business in the EEA.

Our agreements with Facet may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties.

The agreements associated with the spin-off of Facet in December 2008 (the “Spin-Off”), including the Separation and Distribution Agreement, Tax Sharing and Indemnification Agreement and Cross License Agreement, were negotiated in the context of the Spin-Off while Facet was still part of us and, accordingly, may not reflect more favorable terms that may have resulted from arm’s-length negotiations between unaffiliated third parties.

We may have obligations for which we may not be able to collect under our indemnification rights from Facet.

Under the terms of the Separation and Distribution agreement with Facet, we and Facet agreed to indemnify the other from and after the Spin-Off with respect to certain indebtedness, liabilities and obligations that were retained by our respective companies. These indemnification obligations could be significant. The ability to satisfy these indemnities, if called upon to do so, will depend upon our future financial strength. We cannot assure you that, if Facet has to indemnify us for any substantial obligations, Facet will have the ability to satisfy those obligations. If Facet does not have the ability to satisfy those obligations, we may be required to satisfy those obligations instead. For example, in connection with the Spin-Off, we entered into amendments to the leases for the facilities in Redwood City, California, which formerly served as our corporate headquarters, under which Facet was added as a co-tenant under the leases and a Co-Tenancy Agreement under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we would be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities, the disposition of which could have a material adverse effect on the amount or timing of any distribution to our stockholders. As of December 31, 2019, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $22.6 million. We would also be responsible for lease-related payments including utilities, property taxes and common area maintenance that may be as much as the actual lease payments. In April 2010, Abbott Laboratories acquired Facet and renamed the company Abbott Biotherapeutics Corp., and in January 2013, Abbott Biotherapeutics Corp. was renamed AbbVie Biotherapeutics, Inc. and spun off from Abbott as a subsidiary of AbbVie Inc. We do not know how Abbott’s acquisition of Facet will impact our ability to collect under our indemnification rights or whether Facet’s ability to satisfy its obligations will change. In addition, we have limited information rights under the Co-Tenancy Agreement. As a result, we are unable to determine definitively whether Facet continues to occupy the space and whether it has subleased the space to another party or the basis upon which our potential co-tenant obligation may be triggered. See “Item 2-Properties.”

As we continue to operate our business and as we implement our monetization strategy, our mix of assets and sources of income may require that we register with the SEC as an “investment company” in accordance with the Investment Company Act of 1940.

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

Ensuring that we do not fall within the definition of “investment company” under the 40 Act may limit our ability to make certain investments (including divesting certain assets), or require us to take or forego certain actions, that could materially and adversely affect our financial condition and results of operation. In addition, if the SEC, its staff or the courts changes their interpretation of certain provisions of the 40 Act, including Section 3(c)(5), we may need to take additional steps in order to avoid becoming subject to regulation under the 40 Act, which could materially and adversely affect our financial condition and results of operation.

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

Changes to financial accounting standards may affect our reported results of operations.

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

Income Generating Assets Segment

We lease approximately 5,900 square feet of office space in Incline Village, Nevada, which serves as our corporate headquarters. The lease expires in May 2022.

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

PART II

ITEM 5.           MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 28, 2020, we had approximately 120 common stockholders of record. Most of our outstanding shares of common stock are held of record by one stockholder, Cede & Co., as nominee for the Depository Trust Company. Many brokers, banks and other institutions hold shares of common stock as nominees for beneficial owners that deposit these shares of common stock in participant accounts at the Depository Trust Company. The actual number of beneficial owners of our stock is likely significantly greater than the number of stockholders of record; however, we are unable to reasonably estimate the total number of beneficial owners.

Equity Compensation Plan Information

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Securities

On September 12, 2019, we entered into separate, privately negotiated agreements with a limited number of holders of our 2.75% Convertible Senior Notes due 2021 (the “December 2021 Notes”) to exchange an aggregate of approximately $86.1 million principal amount of the 2021 Notes for (i) an aggregate of approximately $86.1 million original principal amount of new 2.75% Convertible Senior Notes due 2024 (the “December 2024 Notes” or the “Exchanged Notes”) and (ii) an aggregate of $6.0 million in cash (such transactions, collectively, the “September Exchange”).

The 2024 Notes were issued in private placements exempt from registration in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). We did not receive any cash proceeds from the issuance of the 2024 Notes. In connection with the September Exchange, we entered into a capped call transaction with Royal Bank of Canada (“RBC”). The capped call transaction covers, subject to customary anti-dilution adjustments, the number of shares of our common stock that will initially underlie the Exchange Notes. The capped call transaction is intended to reduce the dilutive impact of the conversion feature of the Exchange Notes on the Company’s outstanding shares of common stock and/or offset any cash payments the Company will be required to make in excess of the original principal amount upon any conversion of the Exchange Notes, with such offset subject to a cap. In connection with the September Exchange, we also entered into an unwind agreement with RBC in order to partially unwind the previous capped call transaction entered into by the Company related to the 2021 Notes that were exchanged.

On December 12, 2019, we entered into separate, privately negotiated exchange agreements pursuant to which we repurchased $119.3 million in aggregate principal amount of our December 2021 and December 2024 convertible notes for (i) $97.9 million excluding accrued and unpaid interest and (ii) 13.4 million shares of our common stock in exchange for $44.8 million in aggregate principal amount of our outstanding December 2021 Notes and $74.6 million in aggregate principal amount of our outstanding December 2024 Notes (the “December Exchange”). The issuance of shares of common stock was exempt from registration in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

Issuer purchases of Equity Securities

On December 9, 2019, we announced that our board of directors authorized the repurchase of issued and outstanding shares of our common stock and convertible notes up to an aggregate value of $200.0 million pursuant to a repurchase program. Repurchases under the new repurchase program will be made from time to time in the open market or in privately negotiated transactions and funded from our working capital. The amount and timing of repurchases of shares of our common stock or convertible notes will depend upon the price and availability of shares, general market conditions and the availability of cash. Repurchases may also be made under a trading plan under Rule 10b5-1, which would permit shares or convertible notes to be repurchased when we might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. All shares of common stock repurchased under the share repurchase program are expected to be retired and restored to authorized but unissued shares of common stock. All convertible notes repurchased under the program will be retired. This repurchase program may be suspended or discontinued at any time without notice. On December 16, 2019, we announced that our board of directors approved a $75.0 million increase to the previous $200.0 million repurchase program to acquire outstanding common stock and convertible notes.

In connection with the December Exchange, we unwound a pro rata portion of the capped call transactions we entered into with the issuance of the December 2021 Notes and the December 2024 Notes. We received cash proceeds from RBC of $6.7 million as a result of the partial unwinding of the capped call agreements. Pursuant to the partial unwinding of the capped call agreements, we entered into an agreement with RBC to purchase 3.2 million shares of our common stock previously acquired by RBC to hedge the capped calls. We acquired the common stock at its closing price on December 12, 2019.

The following table contains information relating to the repurchases of our common stock made by us in the three months ended December 31, 2019 (in thousands, except per share amounts):

Fiscal Period			Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program
October 1, 2019	to	October 31, 2019	—		$—	—	$—
November 1, 2019	to	November 30, 2019	—		$—	—	$—
December 1, 2019	to	December 31, 2019	3,209	(1)	$3.43	3,209	$120,204	(2)
Total during three months ended December 31, 2019			3,209		$3.43	3,209	$120,204
________________
(1) Purchases in December 2019 were made pursuant to capped call options the Company entered into in connection with the issuance of the December 2021 Notes and the December 2024 Notes. For additional information on the capped call transactions, see Note 13, Convertible Notes.
(2) The approximate dollar amount of shares that may yet be purchased under the share repurchase program was reduced by the cash and PDL common stock issued as consideration to repurchase the convertible notes in December 2019.

Comparison of Stockholder Returns

The line graph below compares the cumulative total stockholder return on our common stock between December 31, 2014, and December 31, 2019, with the cumulative total return of (i) the Nasdaq Biotechnology Index and (ii) the Nasdaq Composite Index over the same period. This graph assumes that $100.00 was invested on December 31, 2014, in our common stock at the closing sales price for our common stock on that date and at the closing sales price for each index on that date and that all dividends were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns and are not intended to be a forecast.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among PDL BioPharma, Inc, the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

$250
$200
$150
$100
$50
$0
12/14
12/15
12/16
12/17
12/18
12/19
PDL BioPharma, Inc
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
PDL BioPharma, Inc.	$100.00	$50.20	$30.98	$40.04	$42.38	$48.55
Nasdaq Composite Index	$100.00	$140.56	$112.25	$133.67	$121.24	$200.49
Nasdaq Biotechnology Index	$100.00	$122.81	$133.19	$172.11	$165.84	$121.92

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

Consolidated Statements of Operations Data

	For the Years Ended December 31,
(in thousands, except per share data)	2019	2018	2017	2016	2015
Revenues:
Product revenue, net	$85,835	$105,448	$84,123	$31,669	$—
Royalty rights - change in fair value	(31,042)	85,256	162,327	16,196	68,367
Royalties from Queen et al. patents	9	4,536	36,415	166,158	485,156
Interest revenue	—	2,337	17,744	30,404	36,202
License and other	(45)	533	19,451	(126)	723
Total revenues	54,757	198,110	320,060	244,301	590,448
Operating expenses:
Cost of product revenue (excluding intangible asset amortization and impairment)	53,619	48,460	30,537	4,065	—
Amortization of intangible assets	6,306	15,831	24,689	12,028	—
General and administrative expenses	45,598	45,420	45,641	39,790	36,090
Sales and marketing	8,482	17,139	17,683	538	—
Research and development	7,308	2,955	7,381	3,820	—
Impairment of intangible assets	22,490	152,330	—	—	—
Asset impairment loss	10,768	8,200	—	3,735	—
Acquisition-related costs	—	—	—	3,564	—
Loss on extinguishment of notes receivable	—	—	—	51,075	3,979
Change in fair value of anniversary payment and contingent consideration	—	(41,631)	349	(3,716)	—
Total operating expenses	154,571	248,704	126,280	114,899	40,069
Operating (loss) income	(99,814)	(50,594)	193,780	129,402	550,379
Non-operating income (expense), net:
Equity affiliate - change in fair value	36,402	—	—	—	—
Gain on bargain purchase	—	—	9,309	—	—
Other non-operating expense, net	(10,328)	(5,328)	(18,562)	(20,032)	(20,241)
Non-operating income (expense), net	26,074	(5,328)	(9,253)	(20,032)	(20,241)
(Loss) income before income taxes	(73,740)	(55,922)	184,527	109,370	530,138
Income tax (benefit) expense	(3,049)	12,937	73,826	45,711	197,343
Net (loss) income	(70,691)	(68,859)	110,701	63,659	332,795
Less: Net (loss) income attributable to noncontrolling interests	(280)	—	(47)	53	—
Net (loss) income attributable to PDL’s stockholders	$(70,411)	$(68,859)	$110,748	$63,606	$332,795

Net (loss) income per basic share	$(0.59)	$(0.47)	$0.71	$0.39	$2.04
Net (loss) income per diluted share	$(0.59)	$(0.47)	$0.71	$0.39	$2.03

Cash dividends declared and paid	$—	$—	$—	$0.10	$0.60

Consolidated Balance Sheet Data

	December 31,
(in thousands)	2019	2018	2017	2016	2015
Cash, cash equivalents, short-term investments and restricted investments	$193,451	$394,590	$532,114	$242,141	$220,352
Working capital	$268,202	$464,747	$447,334	$267,716	$245,969
Total assets	$716,119	$963,736	$1,243,123	$1,215,387	$1,012,205
Long-term obligations, less current portion	$77,148	$181,487	$204,124	$329,649	$279,512
Retained earnings	$670,832	$828,547	$945,614	$857,116	$810,036
Total stockholders’ equity	$593,278	$729,779	$845,890	$755,423	$695,952

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

Overview

Throughout our history, our mission has been to improve the lives of patients by aiding in the successful development of innovative therapeutics and healthcare technologies. PDL BioPharma was founded in 1986 as Protein Design Labs, Inc. when it pioneered the humanization of monoclonal antibodies, enabling the discovery of a new generation of targeted treatments that have had a profound impact on patients living with different cancers as well as a variety of other debilitating diseases. In 2006, we changed our name to PDL BioPharma, Inc.

In September 2019, we engaged financial and legal advisors and initiated a review of our strategy. This review was completed in December 2019. At such time, we disclosed that we planned to halt the execution of our growth strategy, cease making additional strategic transactions and investments and pursue a formal process to unlock the value of our portfolio by monetizing our assets and ultimately distributing net proceeds to stockholders. Over the subsequent months, our board of directors and management analyzed, together with our outside financial and legal advisors, how to best capture value pursuant to our monetization strategy and best return the significant intrinsic value of the high-quality assets in our portfolio to the stockholders. In February of 2020, the board of directors approved a plan of complete liquidation of our assets and passed a resolution to seek stockholder approval to dissolve the Company under Delaware law at its next annual meeting of the stockholders. In the event that the board of directors concludes that the whole company sale process is unlikely to maximize the value that can be returned to the stockholders from our monetization process, we would, if approved by the stockholders, file a Certificate of Dissolution in Delaware and proceed to wind-down and dissolve the Company in accordance with Delaware law. Pursuant to its monetization strategy, we are exploring a variety of potential transactions, including a whole company sale, divestiture of assets, spin-offs of operating entities, merger opportunities or a combination thereof. In addition, we have analyzed, and continue to analyze, the optimal mechanisms for returning value to stockholders in a tax-efficient manner, including via share repurchases, cash dividends and other distributions of assets. We have not set a definitive timeline and intend to pursue monetization in a disciplined and cost-effective manner to maximize returns to stockholders. We recognize, however, that accelerating the timeline, while continuing to optimize asset value, could increase returns to stockholders due to reduced general and administrative expenses as well as provide faster returns to stockholders. While, as noted above, we cannot provide a definitive timeline for the monetization and wind-down process, we are targeting the end of 2020 for completing the monetization of our key assets, at which time we may be in a position to file a certificate of dissolution under Delaware law.

In conjunction with our intent to seek stockholder approval for complete dissolution of the Company, a proxy statement will be presented to the stockholders that identifies in detail the rationale for our decision to seek stockholder approval for dissolution and which further presents the risk factors associated with such dissolution. While we ultimately expect that wind-down will conclude with dissolution in accordance with Delaware law, we will continue to be receptive to offers to purchase the entire company throughout the monetization process, with all or less than all of our current assets, should such an offer be made. However, if we conclude that a whole company sale is unlikely or that the value from a whole company sale will not maximize the returns we can provide to our stockholders, we expect that wind-down will ultimately conclude with dissolution in accordance with Delaware law.

Historically, we generated a substantial portion of our revenues through the license agreements related to patents covering the humanization of antibodies, which we refer to as the Queen et al. patents. In 2012, we began providing alternative sources of capital through royalty monetizations and debt facilities, and, in 2016, we began acquiring commercial-stage products and launching specialized companies dedicated to the commercialization of these products. In 2019, we entered into a securities purchase agreement with Evofem, pursuant to which we invested $60.0 million in a private placement of securities. These investments are expected to provide funding for Evofem's pre-commercial activities for Amphora, its investigational, non-hormonal, on-demand prescription contraceptive gel for women. To date, we have consummated eighteen transactions, the following ten of which are active and outstanding:

Investment	Investment Type	Segment	Deployed Capital [4] (in millions)

LENSAR, Inc. (“LENSAR”)	Converted equity and loan	Medical Devices	$47.0
Evofem	Equity	Strategic Positions	$60.0
Noden [1]	Equity and loan	Pharmaceutical	$191.2
CareView communications, Inc. (“CareView”)	Debt	Income Generating Assets	$20.0
Wellstat Diagnostics, LLC (“Wellstat Diagnostics”) [2]	Royalty/debt hybrid	Income Generating Assets	$44.0
Assertio Therapeutics, Inc. (“Assertio”) [3]	Royalty	Income Generating Assets	$260.5
The Regents of the University of Michigan (“U-M”)	Royalty	Income Generating Assets	$65.6
AcelRx Pharmaceuticals, Inc. (“AcelRx”)	Royalty	Income Generating Assets	$65.0
Viscogliosi Brothers, LLC (“VB”)	Royalty	Income Generating Assets	$15.5
KYBELLA	Royalty	Income Generating Assets	$9.5
_______________

[1]	Noden Pharma DAC and Noden Pharma USA, Inc. (together, and including their respective subsidiaries, “Noden”)

[2]	Also known as Defined Diagnostic, LLC. The Wellstat Diagnostics investment also includes our note receivable with Hyperion Catalysis International, Inc. (“Hyperion”).

[3]	Formerly Depomed, Inc.

[4]	Excludes transaction costs.

In connection with our investment in Evofem in April 2019, we established our Strategic Positions operating segment and began operating in four operating segments designated as Medical Devices, Strategic Positions, Pharmaceutical and Income Generating Assets. The creation of the Strategic Positions’ segment had no impact on our prior segment reporting structure.

Our Medical Devices segment consists of revenue derived from the sale and lease of the LENSAR® Laser System, which may include equipment, PIDs, procedure licenses, training, installation, warranty and maintenance agreements. Our Strategic Positions segment consists of an investment in Evofem. Our Evofem investment includes shares of common stock and warrants to purchase additional shares of common stock. Evofem is a pre-commercial company and, as such, is not yet engaged in revenue-generating activities. Our Pharmaceutical segment consists of revenue derived from branded prescription medicine products sold under the name Tekturna and Tekturna HCT in the United States, and Rasilez and Rasilez HCT in the rest of the world and revenue generated from the sale of an authorized generic of Tekturna in the United States (collectively, the “Noden Products”). Our Income Generating Assets segment consists of revenue derived from (i) notes and other long-term receivables, (ii) royalty rights and hybrid notes/royalty receivables, (iii) equity investments and (iv) royalties from issued patents in the United States and elsewhere covering the humanization of antibodies, which we refer to as the Queen et al. patents.

Prospectively, we do not expect to make any additional acquisitions in our four operating segments as we pursue our monetization strategy. We do, however, expect to continue supporting the development of LENSAR’s next generation equipment by providing necessary funding.

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

As of December 31, 2019, we had three notes receivable investments which we determined to be impaired with an aggregate carrying value and fair value of approximately $52.1 million and $57.3 million, respectively, compared to three note receivable investments which we determined to be impaired as of December 31, 2018 with an aggregate carrying value and fair value of approximately $62.8 million and $70.0 million, respectively. We did not recognize any losses on extinguishment of notes receivable during the years ended December 31, 2019 and 2018. During the year ended December 31, 2017, we recognized a loss on extinguishment of notes of $51.1 million. During the years ended December 31, 2019 and 2018, we recorded impairment losses of $10.8 million and $8.2 million, respectively, related to the CareView note receivable. There were no impairment losses on notes receivable for the year ended December 31, 2017. For the year ended December 31, 2019, we did not recognize any interest income for note receivable investments as all such note receivable investments were on an impaired status and no cash interest payments were received. For the years ended December 31, 2018 and 2017, we recognized $2.3 million and $3.1 million, respectively, of interest revenue for the CareView note receivable investment as result of cash interest payments made during the respective fiscal years.

Inventory

Inventory, which consists of raw materials, work-in-process and finished goods, is stated at the lower of cost or net realizable value. We determine cost using the first-in, first-out method. Inventory levels are analyzed periodically and written down to their net realizable value if they have become obsolete, have a cost basis in excess of its expected net realizable value or are in excess of expected requirements. We analyze current and future product demand relative to the remaining product shelf life to identify potential excess inventory. We build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. The Company classifies inventory as current on the Consolidated Balance Sheets when the Company expects inventory to be consumed for commercial use within the next twelve months. During the years ended December 31, 2019 and 2018 we recognized reductions in the inventory reserve of $0.3 million and $1.2 million, respectively. During the year ended December 31, 2017, we recognized an inventory write-down of approximately $2.0 million.

Intangible Assets

Intangible assets with finite useful lives consist primarily of acquired product rights and acquired technology and are amortized on a straight-line basis over their estimated useful lives (seven to 20 years). The estimated useful lives associated with finite-lived intangible assets are consistent with the estimated lives of the associated products and may be modified when circumstances warrant. Such assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The amount of any impairment loss is measured as the difference between the carrying amount and the fair value of the impaired asset.

In June 2018, a settlement agreement with Anchen was reached that granted Anchen a nonexclusive royalty-free license to manufacture and commercialize a generic version of aliskiren in the United States. In return, Anchen agreed not to commercialize its generic version of aliskiren prior to March 1, 2019. As a result of this settlement agreement, we performed an impairment assessment of our Noden asset group and concluded that the sum of undiscounted cash flows was not greater than the carrying value of the assets. Therefore, we performed a discounted cash flow analysis to estimate the fair value of the asset group in accordance with Accounting Standard Codification (“ASC”) 360, Impairment or Disposal of Long-lived Assets, resulting in an impairment charge of $152.3 million in the second quarter of 2018.

On March 4, 2019, we announced the U.S. commercial launch of an authorized generic form of Tekturna, with the same drug formulation as Tekturna. Future events, such as FDA approval of a third-party generic version of aliskiren or publicly announced plans of a launch of a generic version of aliskiren, may be further indicators of impairment which may require us to perform additional impairment testing. On March 22, 2019, the FDA approved Anchen’s generic form of aliskiren.

In December 2019, given our monetization strategy and updated forecasts for Noden, we revised our estimates of Noden’s future cash flows and as a result of this analysis, determined that the sum of undiscounted cash flows was not greater than the carrying value of the assets. Therefore, we performed a discounted cash flow analysis to estimate the fair value of the asset group in accordance with ASC 360, resulting in an impairment charge of $22.5 million in the fourth quarter of 2019.

Future events, such as FDA approval of another third-party generic form of aliskiren or publicly announced plans of a launch of another generic form of aliskiren, may be further indicators of impairment which may require us to perform additional impairment testing.

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

The fair value of the liability component of the December 2021 Notes was estimated at $109.1 million at issuance. Therefore, the difference between the face value of the December 2021 Notes at issuance and the estimated fair value of the liability component was being amortized to interest expense over the term of the December 2021 Notes using the effective interest method.

On September 17, 2019, we exchanged $86.1 million aggregate principal of December 2021 Notes for an identical aggregate original principal amount of December 2024 Notes, plus a cash payment of $70.00 for each $1,000 principal amount exchanged (the “September Exchange Transaction”). We pay interest at 2.75% on the December 2024 Notes semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2019. The original principal of the December 2024 Notes will accrete at a rate of 2.375% per year (“Accretion Interest”) commencing September 17, 2019 through the maturity of the December 2024 Notes. The accreted principal amount of the December 2024 Notes is payable in cash upon maturity. We issued the December 2024 Notes with an option to settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. In accordance with accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we separated the principal balance between the fair value of the liability component and the common stock conversion feature using a market interest rate for a similar nonconvertible instrument at the date of issuance.

The September Exchange Transaction qualified as a debt extinguishment and we recognized a loss on exchange of the convertible notes of $3.9 million, which is included in Non-operating income (expense), net in the Consolidated Statement of Operations for the year ended December 31, 2019.

In accordance with the accounting guidance for an extinguishment of convertible debt instruments with a cash conversion feature, we were required to allocate the fair value of the consideration transferred between the liability component and the equity component. To calculate the fair value of the debt immediately prior to derecognition, the carrying value was recalculated in a manner that reflected the estimated market interest rate for a similar nonconvertible instrument at the date of issuance. Using an assumed borrowing rate of 7.05%, we calculated the fair value of the debt representing the amount allocated to the liability component of the December 2024 Notes with the remainder of the consideration allocated to the equity conversion feature, to reflect the reacquisition of the embedded conversion option. The conversion feature together with the fees allocated to the debt are accounted for as a debt discount. As a result of the September Exchange Transaction, we recorded a total debt discount of $9.4 million, which included the common stock conversion feature of $8.1 million and the debt issuance fees of $1.3 million, charged $5.5 million to Additional paid-in capital ($13.5 million charge to Additional paid-in capital representing the reduction to the 2021 equity component, partially offset by the $8.1 million allocated to equity for the 2024 notes) and recorded $1.2 million to deferred tax liability. The net amount charged to Additional paid-in capital represents the difference between the consideration paid for the September Exchange Transaction and the fair value of the convertible debt prior to the extinguishment.

In connection with the September Exchange Transaction, we entered into a capped call transaction with a counterparty on similar terms and conditions as the capped call transaction entered into between the two parties when the December 2021 Notes were issued. The aggregate cost of the capped call transaction was $4.5 million. We evaluated the capped call transaction under authoritative accounting guidance and determined that it should be accounted for as a separate transaction and classified as a net reduction to Additional paid-in capital within stockholders’ equity with no recurring fair value measurement recorded. Also with the September Exchange Transaction, we and the counterparty unwound a portion of the capped call entered into when the December 2021 Notes were issued as they were no longer scheduled to mature in 2021. The $0.9 million proceeds from the unwind of the capped call, which reflected the value of the options outstanding at the time of the September Exchange Transaction and the average share price of our common stock, were included as an increase to Additional paid-in capital within stockholders’ equity.

On December 12, 2019, we initiated the repurchase of $119.3 million in aggregate principal amount of our December 2021 and December 2024 convertible notes for $97.9 million in cash and 13.4 million shares of our common stock in privately negotiated transactions (the “December Exchange Transaction”). The closing of the December Exchange Transaction occurred on December 17, 2019. We determined that the repurchase of the principal amount should be accounted for as a partial extinguishment of the December 2021 Notes and December 2024 Notes and a loss on extinguishment of $4.5 million was recorded at closing of the transaction. The loss on extinguishment included the de-recognition of a proportional share of the deferred issuance costs of $1.5 million. In connection with the December Exchange Transaction, we unwound a corresponding portion of the capped call related to the convertible notes and repurchased 3.2 million shares of our common stock from the capped call counterparty. We paid the capped call counterparty $4.3 million representing $11.0 million for the common stock repurchased, net of $6.7 million owed to us for unwinding the capped call, which reflected the value of the options outstanding at the time of the December Exchange Transaction. The common stock repurchased was reflected as a decrease to Retained earnings within stockholders’ equity. The proceeds from the capped call were included as an increase to Additional paid-in capital within stockholders’ equity. In furtherance of our monetization strategy, we expect to continue to repurchase or satisfy obligations relating to our convertible notes.

The estimated fair value of the liability components at the date of issuance for the December 2021 Notes and December 2024 Notes were determined using valuation models and are complex and subject to judgment. Significant assumptions within the valuation models included an implied credit spread, the expected volatility and dividend yield of our common stock and the risk-free interest rate for notes with a similar term.

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

Medical Devices

We principally generate revenue in our Medical Devices segment from the sale and lease of the LENSAR® Laser System, which may include equipment, PIDs, procedure licenses, and training, installation, warranty and maintenance agreements.

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

For LENSAR® Laser System sales, we recognize revenue in product revenue when a customer takes possession of the system. This usually occurs after the customer signs a contract, LENSAR installs the system, and LENSAR performs the requisite training for use of the system. For LENSAR® Laser System leases, we recognized revenue in Product revenue over the length of the lease in accordance with ASC Topic 840, Leases through December 31, 2018 and recognizes Product revenue in accordance with ASC Topic 842, Leases, after January 1, 2019.

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

For the period from July 1, 2016 through October 4, 2016, all of the Noden Products were distributed by Novartis under the terms of the Noden Purchase Agreement while transfer of the marketing authorization rights were pending. We presented revenue under the Novartis transition arrangement on a “net” basis and established a reserve for retroactive adjustment to the profit split with Novartis during this time. Beginning on October 5, 2016, Noden Pharma USA, Inc. distributed the Noden Products in the United States and we began presenting revenue for all sales in the United States on a “gross” basis and established a reserve for allowances.

Beginning on September 1, 2017, Noden Pharma DAC began distributing the Noden Products to select countries outside the United States and we began presenting revenue for Noden Products sold by Novartis outside of the United States on a “gross” basis as the marketing authorization rights were transferred. Noden Pharma DAC completed the marketing authorization transfers for all territories in the third quarter of 2018.

Income Generating Assets

Royalty Rights - At Fair Value

We account for our investments in royalty rights at fair value with changes in fair value presented in earnings. The fair value of the investments in royalty rights is determined by using a discounted cash flow analysis related to the expected future cash flows to be received. For each arrangement, we are entitled to royalty payments based on revenue generated by the net sales of the product.

These assets are classified as Level 3 assets within the fair value hierarchy, as our valuation estimates utilize significant unobservable inputs, including estimates. Critical estimates may include probability and timing of future sales of the related products, product demand and market growth assumptions, inventory target levels, product approval and pricing assumptions. Factors that could cause a change in estimates of future cash flows include a change in estimated market size, market share of the products on which we receive royalties, a change in pricing strategy or reimbursement coverage, a delay in obtaining regulatory approval, changes to forecast volume and pricing as a result of generic competition, a change in dosage of the product, and a change in the number of treatments.

The changes in the estimated fair value from investments in royalty rights along with cash receipts in each reporting period are presented together on our Consolidated Statements of Operations as a component of revenue under the caption, “Royalty rights - change in fair value.”

Realized gains and losses on Royalty Rights are recognized as they are earned and when collection is reasonably assured. Royalty Rights revenue is recognized over the respective contractual arrangement period. Transaction-related fees and costs are expensed as incurred.

In the second quarter of 2019, due to the slower than expected adoption of Zalviso (the AcelRx Royalty Agreement product) since its initial launch relative to our estimates and the increased variance noted between our forecast model and actual results in the three months ended June 30, 2019, we utilized a third-party expert to reassess the market and expectations for the product. Based on this analysis and the impact to the projected sales-based royalties and milestones, we wrote down the fair value of the royalty asset by $60.0 million.

In the fourth quarter of 2019, management re-evaluated, with assistance of a third-party expert, the market share data, the gross-to-net revenue adjustment assumptions, expected ex-U.S. launch dates and demand data for our Assertio royalty asset and wrote down the fair value of the asset by $46.3 million.

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

Recently Issued Accounting Standards

See Part II, Item 8, “Financial Statements and Supplementary Data”, Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of December 31, 2019.

Recent Developments

Repurchase Program

From January 1, 2020 to March 10, 2020, the Company repurchased approximately 3.8 million shares of its common stock at a weighted-average price of $3.42 per share for a total of $12.9 million and repurchased $3.2 million in aggregate principal amount of December 2021 Convertible Notes and $10.5 million in aggregate principal amount of December 2024 Convertible Notes.

Amendment to CareView Modification Agreement

As further discussed in Note 7, Notes and Other Long-Term Receivables, to the Consolidated Financial Statement, in January 2020 we entered into an additional amendment with CareView whereby we agreed that the principal and interest payments would be further deferred until April 30, 2020, which was conditioned upon CareView raising additional financing from third parties.

Plan of Liquidation

On February 7, 2020, our board of directors approved a plan of complete liquidation which triggered the change in control clause in the Amended and Restated 2005 Equity Incentive Plan, accelerating the vesting of a significant portion of our outstanding equity awards.

Summary of 2019 and 2018 Financial Results

This section provides an analysis of our financial results for the fiscal year ended December 31, 2019 compared to the fiscal year ended December 31, 2018. For the discussion covering the fiscal year ended December 31, 2017, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended December 31, 2018.

•	Our net loss for the years ended December 31, 2019 and 2018 was $70.4 million and $68.9 million, respectively;

•	At December 31, 2019, we had cash and cash equivalents of $193.5 million as compared with $394.6 million at December 31, 2018;

•	At December 31, 2019, we had $716.1 million in total assets as compared with $963.7 million at December 31, 2018; and

•	At December 31, 2019, we had $122.8 million in total liabilities as compared with $234.0 million at December 31, 2018.

Revenues

A summary of our revenues for the years ended December 31, 2019 and 2018, is presented below:

(Dollars in thousands)	2019	2018	Change from Prior Year %
Revenues:
Product revenue, net	$85,835	$105,448	(19)%
Royalty rights - change in fair value	(31,042)	85,256	(136)%
Royalties from Queen et al. patents	9	4,536	(100)%
Interest revenue	—	2,337	N/M
License and other	(45)	533	(108)%
Total revenues	$54,757	$198,110	(72)%
___________________
N/M Not meaningful

Our total revenues decreased by 72%, or $143.4 million, for the year ended December 31, 2019, when compared to the year ended December 31, 2018. The decrease was primarily due to:

•	decreased royalty asset revenues due in part to a decrease in fair value of the AcelRx and Assertio royalty assets,

•	a decrease in product revenue from the sale of the Noden Products in our Pharmaceutical segment,

•	decreased interest revenue related to the CareView note receivable asset,

•	lower license and other revenue, partially offset by

•	an increase in product revenue from sales of the LENSAR Laser System in our Medical Devices segment.

Revenue from our Medical Devices segment for the year ended December 31, 2019 was $30.7 million, an increase of 25% compared to the year ended December 31, 2018. The increase is attributable to higher net revenues in both North America and the rest of the world, with the majority of the increase outside of North America. Revenue from LENSAR product consists of revenue from the sale and lease of the LENSAR® Laser System, which may include equipment, PIDs, procedure licenses, training, installation, warranty and maintenance agreements.

Revenue from our Pharmaceutical segment for the year ended December 31, 2019 was $55.1 million, a decrease of 32% when compared to the same period in 2018. The decrease in revenue from our Pharmaceutical segment reflects lower net revenues in the United States and the rest of the world. The decrease in revenue from our Pharmaceutical segment in the United States for the year ended December 31, 2019 reflects the introduction of our authorized generic form of Tekturna and a third-party generic form of aliskiren during the year ended December 31, 2019. The decrease in revenue for the rest of the world is due to lower sales volume of Rasilez in certain territories. All revenues from our Pharmaceutical segment were derived from sales of the Noden Products.

The following table provides a summary of activity with respect to our sales allowances and accruals for the year ended December 31, 2019:

(in thousands)	Discount and Distribution Fees	Government Rebates and Chargebacks	Assistance and Other Discounts	Product Return	Total
Balance as of December 31, 2018	$3,094	$8,901	$3,457	$4,681	$20,133
Allowances for current period sales	5,090	12,104	5,003	1,720	23,917
Allowances for prior period sales	50	1,848	142	46	2,086
Credits/payments for current period sales	(3,813)	(8,843)	(4,186)	(276)	(17,118)
Credits/payments for prior period sales	(3,076)	(10,393)	(3,411)	(2,295)	(19,175)
Balance as of December 31, 2019	$1,345	$3,617	$1,005	$3,876	$9,843
We record revenue from our Pharmaceutical segment net of estimated product returns, pricing discounts, including rebates offered pursuant to mandatory federal and state government programs, chargebacks, prompt pay discounts, distribution fees and co-pay assistance for product sales each period.

Revenue from our Income Generating Assets segment for the year ended December 31, 2019 was $(31.1) million, a decrease of 134%, or $123.7 million, when compared to the same period in 2018. The decrease was primarily due to:

•	a decrease in the estimated fair value of the AcelRx and Assertio royalty assets in 2019,

•	decreasing royalties from the Queen et al. patents as the patents have expired,

•	the absence of interest revenue recognized from our CareView note receivable in 2019, and

•	lower license and other revenue.

The adjustment to the fair value of the AcelRx royalty asset in the second quarter of 2019 was due to the slower than expected adoption of Zalviso since its initial launch relative to our estimates and the increased variance noted between our forecast model and actual results in the second quarter of 2019. We engaged a third-party expert in the second quarter of 2019 to reassess the market and expectations for the product. Key findings from the third-party study included: the post-surgical PCA (Patient-Controlled Analgesia) market being smaller than previously forecasted; the higher price of the product relative to alternative therapies, the product not being used as a replacement for systemic opioids and the design of the delivery device, which is pre-filled for up to three days of treatment, which limited its use for procedures with anticipated shorter recovery times.

The adjustment to the fair value of the Assertio royalty asset in the fourth quarter of 2019 was due to a decrease in the sales forecast for the Assertio products. We engaged a third-party expert in the fourth quarter of 2019 to reassess the market and expectations for the royalty asset. Key findings from the third-party study included: an anticipated decrease in the Glumetza net sales forecast due to an accelerated shift in the channel mix resulting in a substantial decline in net selling prices, particularly in the fourth quarter of 2019 and beyond, as previously announced by Bausch Health and the delayed launch dates of the extended release products in the Assertio royalty asset portfolio outside of the United States.

The following tables provide a summary of activity with respect to our royalty rights - change in fair value for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019
		Change in
(in thousands)	Cash Royalties	Fair Value	Total
Assertio	$72,225	$(45,699)	$26,526
VB	966	(518)	448
U-M	5,664	(5,197)	467
AcelRx	307	(57,428)	(57,121)
KYBELLA	110	(1,472)	(1,362)
	$79,272	$(110,314)	$(31,042)

	Year Ended December 31, 2018
		Change in
(in thousands)	Cash Royalties	Fair Value	Total
Assertio	$71,502	$12,333	$83,835
VB	1,062	(272)	790
U-M	4,631	(1,174)	3,457
AcelRx	249	(2,514)	(2,265)
Avinger	366	(396)	(30)
KYBELLA	159	(690)	(531)
	$77,969	$7,287	$85,256

The following table summarizes the percentage of our total revenues earned, which individually accounted for 10% or more of our total revenues for the years ended December 31, 2019 and 2018:

		Year Ended December 31,
Source	Product Name	2019	2018
AcelRx	Zalviso	(104)%	(1)%

Assertio	Glumetza, Janumet XR1, Jentadueto XR, Invokamet XR and Synjardy XR	48%	42%

LENSAR	LENSAR Laser System	56%	12%

Noden	Tekturna, Tekturna HCT, Rasilez and Rasilez HCT	101%	41%
_______________

[1]	Royalties received through the third quarter of 2018.

Foreign currency exchange rates also impact our reported revenues from royalty assets and product sales. Our revenues may fluctuate due to changes in foreign currency exchange rates and are subject to foreign currency exchange risk. While foreign currency conversion terms vary by license agreement, generally most agreements require that royalties first be calculated in the currency of sale and then converted into U.S. dollars using the average daily exchange rates for that currency for a specified period at the end of the calendar quarter. Accordingly, when the U.S. dollar weakens against other currencies, the converted amount is greater than it would have been had the U.S. dollar not weakened. In addition, our Noden Product sales in markets outside the United States are typically denominated in foreign currencies and can cause fluctuations in our reported revenue from period to period. The impact of changes in foreign currency exchange rates to our reported revenue was insignificant for the years ended December 31, 2019 and 2018.

Operating Expenses

A summary of our operating expenses for the years ended December 31, 2019 and 2018 is presented below:

(Dollars in thousands)	2019	2018	Change from Prior Year %
Costs of product revenue (excluding intangible amortization and impairment)	$53,619	$48,460	11%
Amortization of intangible assets	6,306	15,831	(60)%
General and administrative	45,598	45,420	0%
Sales and marketing	8,482	17,139	(51)%
Research and development	7,308	2,955	147%
Impairment of intangible assets	22,490	152,330	(85)%
Asset impairment loss	10,768	8,200	31%
Change in fair value of contingent consideration	—	(41,631)	N/M
Total operating expenses	$154,571	$248,704	(38)%
Percentage of total revenues	282%	126%
___________________
N/M Not meaningful

Total operating expenses decreased by 38%, or $94.1 million for the year ended December 31, 2019, when compared to the year ended December 31, 2018. The decrease was primarily a result of:

•	a $22.5 million impairment of the Noden intangible asset in the current year compared to a $152.3 million impairment in 2018,

•
lower amortization expense for the Noden intangible assets in 2019 resulting from the impairment recorded in 2018 due to the increased probability of a third-party generic form of aliskiren being launched in the United States,

•
lower sales and marketing expenses reflecting the cost savings from the change in our marketing strategy to a non-personal promotion strategy for the Noden Products in anticipation of a launch of a third-party generic form of aliskiren. This non-personal promotion strategy was subsequently discontinued upon the launch of our authorized generic form of Tekturna in the first quarter of 2019, partially offset by

•
the favorable adjustment to the Noden acquisition related contingent consideration, which was first reduced in the second quarter of 2018 prompted by the increased probability of a third-party generic form of aliskiren being launched in the United States and subsequently eliminated in the fourth quarter of 2018 when the launch was imminent,

•
an increase in research and development expenses in our Medical Devices segment primarily due to the exclusive licensing of intellectual property from a third party for $3.5 million in cash for use in developing its next generation technology,

•	higher cost of product revenue, due to increased sales in our Medical Devices segment and costs associated with the amended Novartis supply agreement in our Pharmaceutical segment,

•	a small increase in our general and administrative expenses, as detailed below, and

•	a $10.8 million impairment loss on the CareView note receivable recorded in 2019 compared to the $8.2 million impairment loss on the CareView note receivable recorded in 2018.

General and administrative expenses for the years ended December 31, 2019 and 2018 by segment are summarized in the tables below:

	Year Ended December 31, 2019
(in thousands)	Pharmaceutical	Medical Devices	Income Generating Assets	Total
Compensation	$1,858	$4,109	$16,656	$22,623
Salaries and Wages (including taxes)	1,306	1,883	6,277	9,466
Bonuses (including accruals)	344	1,260	3,643	5,247
Equity	208	966	6,736	7,910
Asset management	—	—	2,741	2,741
Business development	—	—	1,282	1,282
Accounting and tax services	1,115	759	4,400	6,274
Other professional services	654	403	2,262	3,319
Other	2,645	1,713	5,001	9,359
Total general and administrative	$6,272	$6,984	$32,342	$45,598
_______________
No general and administrative expenses were attributable to the Strategic Positions segment for the years ended December 31, 2019 or 2018.

	Year Ended December 31, 2018
(in thousands)	Pharmaceutical	Medical Devices	Income Generating Assets	Total
Compensation	$1,971	$3,627	$10,204	$15,802
Salaries and Wages (including taxes)	1,506	1,871	6,193	9,570
Bonuses (including accruals)	325	991	(203)	1,113
Equity	140	765	4,214	5,119
Asset management	—	—	5,386	5,386
Business development	203	—	1,168	1,371
Accounting and tax services	1,528	39	4,288	5,855
Other professional services	3,891	825	1,921	6,637
Other	3,781	1,399	5,189	10,369
Total general and administrative	$11,374	$5,890	$28,156	$45,420

Non-operating Income (Expense), Net

A summary of our non-operating expense, net, for the years ended December 31, 2019 and 2018, is presented below:

(Dollars in thousands)	2019	2018	Change from Prior Year %
Interest and other income, net	$6,030	$6,065	(1)%
Interest expense	(11,404)	(12,157)	(6)%
Equity affiliate - change in fair value	36,402	—	N/M
Gain on sale of intangible assets	3,476	—	N/M
Gain on investments	—	764	N/M
Loss on exchange and extinguishment of convertible notes	(8,430)	—	N/M
Total non-operating income (expense), net	$26,074	$(5,328)	(589)%
___________________
N/M Not meaningful

For the year ended December 31, 2019, compared to December 31, 2018

Total non-operating income (expense), net, changed from expense of $5.3 million for the year ended December 31, 2018 to income of $26.1 million for the year ended December 31, 2019, primarily due to:

•	an increase to the fair value of our investment in common stock and warrants of Evofem subsequent to our acquisition earlier in 2019,

•	the decrease in interest expense, and

•	the gain recognized on the sale of our Direct Flow Medical, Inc. (“Direct Flow Medical”) intangible assets, partially offset by

•	the losses on the exchange and extinguishment of a portion of our December 2021 Notes and December 2024 Notes,

•	the absence of a realized gain on investments in 2019, and

•	lower interest and other income.

Income Taxes

Income tax (benefit) expense for the years ended December 31, 2019 and 2018 was $(3.0) million and $12.9 million, respectively, which resulted primarily from applying the federal statutory income tax rate to (loss) income before income taxes. The tax rate of 4.1% in 2019 differs from the statutory tax rate of 21% primarily as a result of increases in our valuation allowance. The tax rate of (23.1)% in 2018 differs from the statutory tax rate of 21%, primarily as a result of the foreign rate differential on income or loss at our foreign subsidiaries and increases in our valuation allowance.

During 2019, the amount of our unrecognized tax benefits increased by $3.4 million. The future impact of the unrecognized tax benefits of $84.2 million, if recognized, is comprised of $27.9 million, which would affect the effective tax rate, and $56.3 million, which would result in adjustments to deferred tax assets and our valuation allowance.

Estimated interest and penalties associated with unrecognized tax benefits increased our income tax expense in the Consolidated Statements of Operations by $1.6 million during the year ended December 31, 2019 and $1.0 million during the year ended December 31, 2018. In general, our income tax returns are subject to examination by U.S. federal, state and local tax authorities for tax years 2000 forward. Interest and penalties associated with unrecognized tax benefits accrued on the balance sheet were $9.7 million and $8.0 million as of December 31, 2019 and 2018, respectively. We are currently under income tax examination by the State of California for tax years 2009 through 2015 and by the Internal Revenue Service for the tax year 2016. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. We do not anticipate any material change to the amount of our unrecognized tax benefit over the next 12 months.

Net (Loss) Income per Share

Net (loss) income per share for the years ended December 31, 2019 and 2018, is presented below:

	Year Ended December 31,
	2019	2018

Net (loss) per basic share	$(0.59)	$(0.47)
Net (loss) per diluted share	$(0.59)	$(0.47)

Liquidity and Capital Resources

We have previously financed our operations primarily through royalty and other license-related revenues, public and private placements of debt and equity securities, interest income on invested capital and cash generated from pharmaceutical and medical device product sales. We plan to continue to finance our operations in the near term primarily through royalty and other license-related revenues and cash generated from product sales.

In September 2019, we engaged financial and legal advisors and initiated a review of our strategy. In December 2019, we disclosed that we planned to halt the execution of our growth strategy, cease making additional strategic transactions and investments and pursue a formal process to unlock the value of our portfolio by monetizing our assets and ultimately returning net proceeds to our stockholders. Over the subsequent months, our board of directors and management analyzed, together with its outside financial and legal advisors, how to best capture value pursuant to its monetization strategy and best return the significant intrinsic value of the high-quality assets in its portfolio to the stockholders. In February of 2020, the board of directors approved a plan of complete liquidation of our assets and passed a resolution to seek stockholder approval to dissolve the Company under Delaware law at its next annual meeting of the stockholders. In the event that the Board concludes that the whole company sale process is unlikely to maximize the value that can be returned to the stockholders from our monetization process, we would, if approved by the stockholders, file a certificate of dissolution in Delaware and proceed to wind-down and dissolve the Company in accordance with Delaware law. Pursuant to its monetization strategy, we are exploring a variety of potential transactions, including a whole company sale, divestiture of assets, spin-offs of operating entities, merger opportunities or a combination thereof. In addition, we have analyzed, and continue to analyze, the optimal mechanisms for returning value to stockholders in a tax-efficient manner, including via share repurchases, cash dividends and other distributions of assets. We have not set a definitive timeline and intend to pursue monetization in a disciplined and cost-effective manner to maximize returns to stockholders. We recognize, however, that accelerating the timeline, while continuing to optimize asset value, could increase returns to stockholders due to reduced general and administrative expenses as well as provide faster returns to stockholders. While we cannot provide a definitive timeline for the monetization and wind-down process, we are targeting the end of 2020 for completing the monetization of its key assets.

As a result of this monetization strategy, we expect to generate additional cash from the sale of one or more of the assets in our portfolio with the intention of managing the successful wind down of our business and distributing the remaining net proceeds to our stockholders.

Our future capital requirements are difficult to forecast and will depend upon many factors, including the type of distributions we make, the amount of net cash proceeds we receive, after transaction costs, and the time it takes to monetize our assets. Our future capital requirements will also depend on the amount of common stock and convertible notes we repurchase under our repurchase program, both of which we expect to pursue as part of our monetization strategy.

The general cash needs of our Medical Devices, Strategic Positions, Pharmaceutical and Income Generating Assets segments can vary significantly.

•
In our Medical Devices segment, the primary factor determining cash needs is the funding of operations, which we expect to continue to expand as the business grows, and enhancing our product offerings through the research and development of our next generation device which will integrate a femtosecond laser and a phacoemulsification system in a single, compact workstation.

•	In our Pharmaceutical segment, cash needs tend to be driven primarily by material purchases.

•
The cash needs of our Income Generating Assets segment tend to be driven by legal and professional service fees required for operating a publicly traded company, as well as the funding of potential repurchases of our common stock and convertible notes.

•	The current cash needs for our Strategic Positions segment are insignificant.

On December 9, 2019, we announced that our board of directors authorized the repurchase of issued and outstanding shares of our common stock and convertible notes up to an aggregate value of $200.0 million pursuant to a share repurchase program. On December 16, 2019, we announced that our board of directors approved a $75.0 million increase to this repurchase program. Repurchases under the new repurchase program will be made from time to time in the open market or in privately negotiated transactions and funded from our working capital. The amount and timing of such repurchases will depend upon the price and availability of shares or convertible notes, general market conditions and the availability of cash. Common stock and convertible note repurchases may also be made under a trading plan under Rule 10b5-1, which would permit shares and convertible notes to be repurchased when we might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. All shares of common stock repurchased under our repurchase program are expected to be retired and restored to authorized but unissued shares of common stock. All convertible notes repurchased under the program will be retired. As of December 31, 2019, we had repurchased $44.8 million in aggregate principal amount of December 2021 Notes and $74.5 million in aggregate principal amount of December 2024 Notes under the board authorized program for aggregate consideration consisting of a cash payment of $97.9 million and the issuance of 13.4 million shares of our common stock. Pursuant to the convertible note repurchase transactions and the unwinding of a proportional amount of the capped call transaction entered into for the notes, we also repurchased 3.2 million shares of our common stock under this program directly from our capped call counterparty. This repurchase program may be suspended at any time without notice.

Our debt service obligations consists of interest payments and repayment of our December 2021 Notes and December 2024 Notes. We have and may continue to repurchase the remaining outstanding convertible notes, which could adversely affect the amount or timing of any distributions to our stockholders. We expect to finance such repurchases with cash on hand.

We had cash and cash equivalents in the aggregate of $193.5 million and $394.6 million at December 31, 2019 and 2018, respectively, representing a decrease of $201.1 million. The decrease was primarily attributable to the repurchase of the December 2021 Notes and December 2024 Notes for $97.9 million, the repurchase of stock of $86.9 million, the investment in Evofem of $60.0 million and cash used in operating activities of $32.4 million, partially offset by cash received from royalties of $79.3 million.

We believe that cash on hand and cash generated from future revenues and from asset sales, net of operating expenses, debt service and income taxes, will be sufficient to fund our operations until all net proceeds are distributed to our stockholders. Our continued success is dependent on our ability to execute on our planned strategy to monetize our assets, in order to return capital to our stockholders and service our remaining debt.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2019:

	Payments Due by Period
(in thousands)	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Operating leases [1]	$958	$776	$—	$—	$1,734
Convertible notes [2]	843	20,329	13,636	—	34,808
Inventory [3]	49,419	22,639	—	—	72,058
Total contractual obligations	$51,220	$43,744	$13,636	$—	$108,600

_____________________________
1 Amounts represent the lease for our headquarters in Incline Village, Nevada, the lease for the Noden Pharma DAC office in Dublin, Ireland, the lease for the LENSAR office and manufacturing facility in Orlando, Florida and operating leases for office equipment.
2 Amounts represent principal and cash interest payments due on the December 2021 Notes and the December 2024 Notes and accretion interest on the December 2024 Notes.
3 Consist of minimum purchase obligation under the Novartis supply agreement for API and bulk tablets and inventory components for LENSAR, as discussed in “Purchase Obligations” below.

In addition to amounts in the table above, we are contractually obligated to pay $1.0 million to a third party upon achievement of product sales milestones for KYBELLA, which we do not believe are probable. As such, this contingent payment is not recorded on our Consolidated Balance Sheets. See “Kybella Royalty Agreement” below for further discussion.

Our liability for uncertain tax positions was $37.6 million as of December 31, 2019, all of which has been excluded from the table above due to the uncertainty in the timing of the settlement of these positions.

Purchase Obligations

Noden DAC and Novartis entered into a supply agreement pursuant to which Novartis will manufacture and supply to Noden DAC a bulk tableted form of the Noden Products and API. In May 2019, Noden DAC and Novartis entered into an amended supply agreement pursuant to which Novartis will supply to Noden DAC a bulk tableted form of the Noden Products through 2020 and API through June 2021. The supply agreement may be terminated by either party for material breach that remains uncured for a specified time period. Under the terms of the amended supply agreement, Noden DAC is committed to purchase certain quantities of bulk product and API that would amount to approximately $61.7 million through June 2021, of which $39.8 million is committed over the next twelve months, which are guaranteed by us. While the supply agreement provides that the parties will agree to reasonable accommodations with respect to changes in firm orders, we expect that Noden DAC will meet the requirements of the supply agreement, unless otherwise negotiated.

LENSAR entered into various supply agreements for the manufacture and supply of certain components. The supply agreements commit LENSAR to a minimum purchase obligation of approximately $10.4 million over the next twenty-four months of which $9.6 million is due in the next 12 months, a portion of which are guaranteed by us. LENSAR expects to meet these requirements.

Kybella Royalty Agreement

On July 8, 2016, we entered into a royalty purchase and sales agreement with an individual, whereby we acquired that individual’s rights to receive certain royalties on sales of KYBELLA by Allergan plc, in exchange for a $9.5 million cash payment and up to a $1.0 million future milestone payment based upon product sales targets.

Guarantees

Redwood City Lease Guarantee

In connection with the spin-off of Facet in December 2008, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the spin-off date. In April 2010, Abbott Laboratories acquired Facet and later renamed the entity AbbVie Biotherapeutics, Inc. (“AbbVie”). If AbbVie were to default under its lease obligations, we could be held liable by the landlord as a co-tenant, and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of December 31, 2019, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $22.6 million. For additional information regarding our lease guarantee, see Note 15, Commitments and Contingencies.

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

The aggregate purchase price of $1.4 million was deposited into an escrow account as a potential payment against certain contingencies for 18 months. The escrow period ended on March 20, 2019 and the escrow agent released the entire $1.4 million to us.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitive Financial Instruments

Our exposure to market risk for changes in interest rates relates primarily to our excess cash investments and our convertible notes.

Our excess cash investments consist of Rule 2a-7 money market funds and had a fair value of approximately $131.3 million at December 31, 2019 and $226.7 million at December 31, 2018. Due to the short duration of these investments, with a maximum weighted average maturity of 60 days or less, if market interest rates were to increase or decrease by 1%, there would be no material impact on the fair value of our portfolio.

The aggregate fair value of our convertible notes was estimated to be $33.9 million at December 31, 2019, and $151.4 million at December 31, 2018, based on available pricing information. At December 31, 2019 our convertible notes consisted of the December 2021 Notes, and the December 2024 Notes, both of which have a fixed interest rate of 2.75%, and also for the December 2024 Notes, a principal accretion rate of 2.375% per year. As of December 31, 2018, our convertible notes consisted of the December 2021 Notes. Changes in interest rates do not affect interest expense on fixed rate debt. While changes in interest rates do not impact the amount of interest we pay, these obligations are subject to interest rate risk because changes in interest rates would affect the fair values of fixed rate debt.

The following table presents information about our material debt obligation that is sensitive to changes in interest rates. The table presents principal amounts and related interest rates by year of expected maturity for our debt obligations or the earliest year in which the holders may put the debt to us. The convertible notes may be converted to our common stock prior to the maturity date under certain conditions.

(in thousands)	2020	2021	2022	2023	2024	Total	Fair Value
Convertible notes
Fixed Rate	$—	$19,170	$—	$—	$11,500	$30,670	$33,931	(1)
Average Interest Rate	3.64%	3.69%	5.13%	5.13%	5.13%
_________________________

(1)	The fair value of the remaining payments under our December 2021 Notes and December 2024 Notes was estimated based on the trading value of these notes at December 31, 2019.

Equity Price Risk

Our investments in equity securities expose us to equity price risk. Equity price risk results from fluctuations in quoted market prices for equity securities and instruments that derive their value from such securities. The fair value of our investments that are subject to equity price risk as of December 31, 2019 was approximately $96.4 million. The impact of a 10% decrease in the quoted market price related to these investments would have been approximately a $10.0 million decrease to pre-tax income. Due to equity securities being measured at fair value with net unrealized gains and losses from changes in the fair value recognized in earnings, fluctuations in quoted market prices for equity securities could have a material effect on our results of operations and our financial position.

Foreign Currency Sensitive Financial Instruments

Our international operations are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly the euro. Increases and decreases in our international product sales from movements in foreign currency exchange rates are offset partially by the corresponding increases or decreases in our international operating expenses. Our revenues, expenses and cash flows may fluctuate due to changes in foreign currency exchange rates and are subject to foreign currency exchange risk. While foreign currency conversion terms vary by agreement, generally most agreements require that royalties first be calculated in the currency of sale and then converted into U.S. dollars using the average daily exchange rates for that currency for a specified period at the end of the calendar quarter. Similarly, sales outside of the United States of our Noden Products as well as a portion of the cash balances and expenses of our Irish subsidiary are denominated in currencies other than the U.S. dollar. Accordingly, when the U.S. dollar weakens against other currencies, the converted amount is greater than it would have been had the U.S. dollar not weakened and when the U.S. dollar strengthens against other currencies, the converted amount is less.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PDL BioPharma, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of PDL BioPharma, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive (loss) income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Subsequent Event

As discussed in Note 26 to the consolidated financial statements, on February 7, 2020, the Company’s board of directors approved a plan of liquidation.

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
March 11, 2020

We have served as the Company’s auditor since 2014.

PDL BIOPHARMA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$193,451	$394,590
Accounts receivable, net	13,552	21,648
Notes receivable	52,583	63,042
Inventory	39,773	18,942
Prepaid and other current assets	14,536	18,995
Total current assets	313,895	517,217
Property and equipment, net	5,520	7,387
Royalty rights - at fair value	266,196	376,510
Investment in equity affiliate	82,267	—
Notes and other receivables, long-term	827	771
Long-term deferred tax assets	—	1,539
Intangible assets, net	23,298	51,319
Other assets	24,116	8,993
Total assets	$716,119	$963,736

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,370	$13,142
Accrued liabilities	28,306	39,312
Accrued income taxes	17	16
Total current liabilities	45,693	52,470
Convertible notes payable	27,250	124,644
Other long-term liabilities	49,898	56,843
Total liabilities	122,841	233,957

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 350,000 shares authorized; 124,303 and 136,513 shares issued and outstanding at December 31, 2019 and 2018, respectively	1,243	1,365
Additional paid-in capital	(78,875)	(98,030)
Treasury stock, at cost (zero and 750 shares held)	—	(2,103)
Retained earnings	670,832	828,547
Total PDL’s stockholders’ equity	593,200	729,779
Noncontrolling interests	78	—
Total stockholders’ equity	593,278	729,779
Total liabilities and stockholders’ equity	$716,119	$963,736

See accompanying notes.

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Product revenue, net	$85,835	$105,448	$84,123
Royalty rights - change in fair value	(31,042)	85,256	162,327
Royalties from Queen et al. patents	9	4,536	36,415
Interest revenue	—	2,337	17,744
License and other	(45)	533	19,451
Total revenues	54,757	198,110	320,060
Operating expenses
Cost of product revenue (excluding intangible asset amortization and impairment)	53,619	48,460	30,537
Amortization of intangible assets	6,306	15,831	24,689
General and administrative	45,598	45,420	45,641
Sales and marketing	8,482	17,139	17,683
Research and development	7,308	2,955	7,381
Impairment of intangible assets	22,490	152,330	—
Asset impairment loss	10,768	8,200	—
Change in fair value of anniversary payment and contingent consideration	—	(41,631)	349
Total operating expenses	154,571	248,704	126,280
Operating (loss) income	(99,814)	(50,594)	193,780
Non-operating income (expense), net
Interest and other income, net	6,030	6,065	1,659
Interest expense	(11,404)	(12,157)	(20,221)
Equity affiliate - change in fair value	36,402	—	—
Gain on sale of intangible assets	3,476	—	—
Gain on bargain purchase	—	—	9,309
Gain on investments	—	764	—
Loss on exchange and extinguishment of convertible notes	(8,430)	—	—
Total non-operating income (expense), net	26,074	(5,328)	(9,253)
(Loss) income before income taxes	(73,740)	(55,922)	184,527
Income tax (benefit) expense	(3,049)	12,937	73,826
Net (loss) income	(70,691)	(68,859)	110,701
Less: Net (loss) income attributable to noncontrolling interests	(280)	—	(47)
Net (loss) income attributable to PDL’s stockholders	$(70,411)	$(68,859)	$110,748

Net (loss) income per share
Basic	$(0.59)	$(0.47)	$0.71
Diluted	$(0.59)	$(0.47)	$0.71
Weighted-average shares outstanding
Basic	118,631	145,669	155,394
Diluted	118,631	145,669	156,257

See accompanying notes.

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31,
	2019	2018	2017

Net (loss) income	$(70,691)	$(68,859)	$110,701

Other comprehensive (loss) income, net of tax
Change in unrealized gains on investments in available-for-sale securities:
Change in fair value of investments in available-for-sale securities, net of tax	—	(578)	1,181
Adjustment for net (gains) losses realized and included in net (loss) income, net of tax	—	(603)	—
Total change in unrealized gains (losses) on investments in available-for-sale securities, net of tax(a)	—	(1,181)	1,181
Comprehensive (loss) income	(70,691)	(70,040)	111,882
Less: Comprehensive (loss) income attributable to noncontrolling interests	(280)	—	(47)
Comprehensive (loss) income attributable to PDL’s stockholders	$(70,411)	$(70,040)	$111,929
___________________________________
(a) Net of tax of ($314) and $314 for the years ended December 31, 2018 and 2017, respectively.

See accompanying notes.

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	PDL’s Stockholders Equity
	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2016	165,538,447	$1,655	$—	$(107,628)	$857,116	$—	$4,280	$755,423
Issuance of common stock, net of forfeitures	1,582,698	16	—	(16)	—	—	—	—
Stock-based compensation expense	—	—	—	3,138	—	—	—	3,138
Repurchase and retirement of common stock	(13,346,389)	(133)	—	—	(29,867)	—	—	(30,000)
Acquisition of Noden common stock	—	—	—	2,063	—	—	(4,233)	(2,170)
Cumulative effect from change in accounting principles	—	—	—	—	7,617	—	—	7,617
Comprehensive income:
Net income	—	—	—	—	110,748	—	(47)	110,701
Change in unrealized gains and losses on investments in available-for-sale securities, net of tax	—	—	—	—	—	1,181	—	1,181
Total comprehensive income	—	—	—	—	—	—	—	111,882
Balance at December 31, 2017	153,774,756	1,538	—	(102,443)	945,614	1,181	—	845,890
Issuance of common stock, net of forfeitures	(601,668)	(6)	—	6	58	—	—	58
Stock-based compensation expense	—	—	—	4,407	—	—	—	4,407
Repurchase and retirement of common stock	(16,660,566)	(167)	(2,103)	—	(48,266)	—	—	(50,536)
Comprehensive loss:
Net loss	—	—	—	—	(68,859)	—	—	(68,859)
Change in unrealized gains and losses on investments in available-for-sale securities, net of tax	—	—	—	—	—	(1,181)	—	(1,181)
Total comprehensive loss	—	—	—	—	—	—	—	(70,040)
Balance at December 31, 2018	136,512,522	1,365	(2,103)	(98,030)	828,547	—	—	729,779
Issuance of common stock, net of forfeitures	729,191	7	—	(7)	8	—	—	8
Stock-based compensation expense	—	—	—	6,907	—	—	—	6,907
Repurchase and retirement of common stock	(26,321,293)	(263)	2,103	—	(87,312)	—	—	(85,472)
Transfer of subsidiary shares to non-controlling interest	—	—	—	426	—	—	358	784
Exchange of convertible notes	—	—	—	(36,963)	—	—	—	(36,963)
Issuance of common stock in connection with repurchase of convertible notes	13,382,196	134	—	45,767	—	—	—	45,901
Capped call transactions	—	—	—	3,025	—	—	—	3,025
Comprehensive loss:
Net loss	—	—	—	—	(70,411)	—	(280)	(70,691)
Total comprehensive loss	—	—	—	—	—	—	—	(70,691)
Balance at December 31, 2019	124,302,616	$1,243	$—	$(78,875)	$670,832	$—	$78	$593,278

See accompanying notes.

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net (loss) income	$(70,691)	$(68,859)	$110,701
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization of convertible notes conversion options and debt issuance costs	7,237	7,609	11,038
Accreted interest on convertible note principal	79	—	—
Amortization of intangible assets	6,306	15,831	24,689
Amortization of right-of-use assets	886	—	—
Impairment of intangible asset	22,490	152,330	—
Asset impairment loss	10,768	8,200	—
Change in fair value of royalty rights - at fair value	31,042	(85,256)	(162,327)
Change in fair value of equity affiliate	(31,641)	—	—
Change in fair value of derivative assets	(4,715)	(33)	49
Change in fair value of anniversary payment and contingent consideration	—	(41,631)	349
Other amortization, depreciation and accretion of embedded derivative	2,901	3,696	2,366
Loss on exchange and extinguishment of convertible notes	8,430	—	—
Gain on sale of intangible assets	(3,476)	—	—
Gain on sale of available-for-sale securities	—	(764)	(108)
Loss on disposal of property and equipment	1,200	66	—
Escrow receivable	—	—	(1,400)
Bargain purchase gain	—	—	(9,309)
Stock-based compensation expense	7,119	4,758	3,138
Deferred income taxes	(10,617)	13,846	39,172
Changes in assets and liabilities:
Accounts receivable	8,195	9,349	11,008
Prepaid and other current assets	4,464	(5,025)	(9,100)
Accrued interest on notes receivable	—	—	1,475
Inventory	(21,923)	(9,508)	892
Other assets	(156)	(2,120)	(1,400)
Accounts payable	4,191	(6,642)	10,840
Accrued liabilities	(9,341)	(7,449)	13,120
Accrued income taxes	1	(1,361)	(3,346)
Other long-term liabilities	4,808	(462)	(1,223)
Net cash (used in) provided by operating activities	(32,443)	(13,425)	40,624
Cash flows from investing activities
Purchases of investments	—	—	(23,213)
Investment in equity affiliate	(60,000)	—	—
Maturities of investments-other	—	—	75,000
Payment of contingent consideration	—	(858)	—
Proceeds from sales of available-for-sale securities	—	4,116	39,956
Purchase of royalty rights - at fair value	—	(20,000)	—
Proceeds from royalty rights - at fair value	79,272	77,969	107,253
Purchase of intangible assets	(1,700)	—	—
Sale of royalty rights - at fair value	—	—	108,169
Proceeds from the sale of intangible assets	5,000	—	—
Repayment of notes receivable	—	—	144,829
Proceeds from sales of assets held for sale	—	—	8,190
Purchase of property and equipment	(763)	(4,523)	(1,297)
Net cash provided by investing activities	21,809	56,704	458,887
Cash flows from financing activities
Repurchase of convertible notes	(97,889)	—	—
Repayment of convertible notes	—	(126,447)	—
Payment to exchange convertible notes	(7,451)	—	—
Capped call transactions	3,025	—	—
Payment of anniversary payment	—	—	(87,007)
Payment of contingent consideration	(1,071)	—	—
Cash paid for purchase of noncontrolling interest	—	—	(2,170)
Repurchase of Company common stock	(86,898)	(49,109)	(30,000)
Cash dividends paid	(9)	(48)	(222)
Net settlement of stock-based compensation awards	(212)	(351)	—
Net cash used in financing activities	(190,505)	(175,955)	(119,399)
Net (decrease) increase in cash and cash equivalents	(201,139)	(132,676)	380,112
Cash and cash equivalents at beginning of the year	394,590	527,266	147,154
Cash and cash equivalents at end the year	$193,451	$394,590	$527,266
See accompanying notes

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Supplemental cash flow information
Cash (refunded) paid for income taxes	$(2,689)	$3,805	$43,366
Cash paid for interest	$4,265	$6,654	$9,286
Supplemental schedule of non-cash investing and financing activities
Convertible notes due December 2021 exchanged for convertible notes due December 2024	$86,053	$—	$—
Common stock used to settle convertible notes payable	$45,901	$—	$—
Assets held for sale reclassified from other assets to intangible assets	$—	$1,811	$—
Asset held for sale reclassified from notes receivable to other assets	$—	$—	$10,000
Extinguishment of notes receivable	$—	$—	$43,909

See accompanying notes

PDL BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

1. Organization and Business

Throughout our history, the Company’s mission has been to improve the lives of patients by aiding in the successful development of innovative therapeutics and healthcare technologies. PDL BioPharma was founded in 1986 as Protein Design Labs, Inc. when it pioneered the humanization of monoclonal antibodies, enabling the discovery of a new generation of targeted treatments that have had a profound impact on patients living with different cancers as well as a variety of other debilitating diseases. In 2006, the Company changed its name to PDL BioPharma, Inc.

In December 2019, the Company announced that it had completed a strategic review process and decided to halt the execution of its growth strategy, cease additional strategic investments and pursue a formal process to unlock value by monetizing our assets and returning net proceeds to stockholders (the “monetization strategy”). The Company further announced in December 2019 that it would explore a variety of potential transactions in connection with the monetization strategy, including a sale of the Company, divestiture of the Company’s assets or businesses, a spin-off transaction, a merger or a combination thereof.

Historically, the Company generated a substantial portion of its revenues through the license agreements related to patents covering the humanization of antibodies, which it refers to as the Queen et al. patents. In 2012, the Company began providing alternative sources of capital through royalty monetizations and debt facilities, and, in 2016, the Company began acquiring commercial-stage products and launching specialized companies dedicated to the commercialization of these products. In 2019, and as a further evolution of the Company’s strategy, it began to enter into strategic transactions involving innovative late clinical-stage or early commercial-stage therapeutics. Consistent with this strategy, on April 10, 2019, the Company entered into a securities purchase agreement with Evofem Biosciences, Inc. (“Evofem”), pursuant to which it invested $60.0 million in a private placement of securities structured in two tranches. To date, the Company has consummated eighteen transactions, ten of which are active and outstanding. Pursuant to the Company’s monetization strategy, the Company does not expect to enter into any additional similar transactions.

Based on the composition of its existing investment portfolio, the Company currently operates in four segments designated as Medical Devices, Strategic Positions, Pharmaceutical and Income Generating Assets. With the investment in Evofem in the second quarter of 2019, the Company added the Strategic Positions segment. This did not have any impact on its prior segment reporting structure.

Our Medical Devices segment consists of revenue derived from the sale and lease of the LENSAR® Laser System made by the Company’s majority-owned subsidiary, LENSAR, Inc. (“LENSAR”), which may include equipment, Patient Interface Devices (“PIDs”), procedure licenses, training, installation, warranty and maintenance agreements.

Our Strategic Positions segment consists of an investment in Evofem. Evofem is a publicly-traded (NASDAQ: EVFM) clinical-stage biopharmaceutical company committed to developing and commercializing innovative products to address unmet needs in women's sexual and reproductive health. Evofem is leveraging its proprietary Multipurpose Vaginal pH Regulator (MVP-R™) platform to develop Amphora® (L-lactic acid, citric acid and potassium bitartrate) for hormone-free birth control. Our investments are expected to provide funding for Evofem's pre-commercial activities for Amphora and include shares of common stock and warrants to purchase additional shares of common stock. Evofem is a pre-commercial company and, as such, is not yet engaged in revenue-generating activities.

Our Pharmaceutical segment consists of revenue derived from branded prescription medicine products sold under the name Tekturna® and Tekturna HCT® in the United States and Rasilez® and Rasilez HCT® in the rest of the world and revenue generated from the sale of an authorized generic form of Tekturna in the United States (collectively, the “Noden Products”). The branded prescription Noden Products were acquired from Novartis AG, Novartis Pharma AG and Speedel Holding AG (collectively, “Novartis”) in July 2016 (the “Noden Transaction”) by the Company’s wholly-owned subsidiary, Noden Pharma DAC (“Noden DAC”). The Company, through its wholly-owned subsidiary, Noden Pharma USA Inc. (“Noden USA”) launched its authorized generic form of Tekturna in the United States in March 2019.

Our Income Generating Assets segment consists of revenue derived from (i) notes and other long-term receivables, (ii) royalty rights and hybrid notes/royalty receivables, (iii) equity investments and (iv) royalties from the Queen et al. patents.

In September 2019, the Company engaged financial advisors and initiated a review of its strategy. This review was completed in December 2019. At such time, it was decided to halt the execution of the Company’s growth strategy, cease making additional strategic transactions and investments and pursue a formal process to unlock the value of its portfolio by monetizing its assets and ultimately distributing net proceeds to stockholders.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements of PDL Biopharma, Inc. and its subsidiaries (collectively, the “Company” or “PDL”) have been prepared in accordance with Generally Accepted Accounting Principles (United States) (“GAAP”).

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

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

The Company applies the guidance codified in ASC 810, Consolidations, which requires certain variable interest entities to be consolidated by the primary beneficiary of the entity in which it has a controlling financial interest. The Company identifies an entity as a variable interest entity if either: (1) the entity does not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the entity’s equity investors lack the essential characteristics of a controlling financial interest. The Company performs ongoing qualitative assessments of its variable interest entities to determine whether the Company has a controlling financial interest in any variable interest entity and therefore is the primary beneficiary, and if it has the power to direct activities that impact the activities of the entity.

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

Segment Reporting

Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the entity’s chief operating decision maker, in deciding how to allocate resources and in assessing performance. The Company has evaluated its operating segments in accordance with ASC 280 as of December 31, 2019, and has identified four reportable segments: Medical Devices, Strategic Positions, Pharmaceutical and Income Generating Assets.

Cash Equivalents

The Company considers all highly liquid investments with initial maturities of three months or less at the date of purchase to be cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions and, by policy, limits the amount of credit exposure in any one financial instrument.

Accounts Receivable

As of December 31, 2019, the Company concluded that an allowance for doubtful accounts was not required. As of December 31, 2018, the Company had $78,000 in its allowance for doubtful accounts. The Company provides an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when the Company determines that recovery is unlikely and the Company ceases collection efforts.

Investments

As of December 31, 2019 and 2018, the Company’s investments were comprised of an investment in a publicly traded company and a privately-held company.

The Company’s investment in Evofem qualifies for equity method accounting given its percentage ownership in Evofem and the ability to exercise significant influence. The Company elected the fair value method to account for its investment in Evofem as it believes it better reflects economic reality, the financial reporting of the investment and the current value of the asset. Changes in fair value of the Evofem equity investment are presented in Non-operating income (expense), net on the Consolidated Statement of Operations.

The Company’s equity security investment in Alphaeon Corporation (“Alphaeon”) qualifies to be measured at fair value, although it has been determined that the fair value of the investment is not readily determinable as Alphaeon’s shares are not publicly traded. The Company evaluates the fair value of this investment by performing a qualitative assessment each reporting period. If the results of this qualitative assessment indicate that the fair value is less than the carrying value, the investment is written down to its fair value. There have been no such write downs since the Company acquired these shares. This investment is included in other long-term assets. For additional information on the Alphaeon investment, see Note 9, Notes and Other Long-Term Receivables.

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

Level 2 – based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are or can be corroborated by observable market data for substantially the full term of the assets or liabilities, and

Level 3 – based on unobservable inputs using management’s best estimate and assumptions when inputs are unavailable.

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

For the year ended December 31, 2019, the Company did not recognize any interest revenue for the CareView Communications, Inc. (“CareView”) note receivable while on impaired status. For the years ended December 31, 2018 and 2017, the Company recognized $2.3 million and $3.1 million, respectively, of interest revenue for the CareView note receivable as a result of cash interest payments made during these years.

As of December 31, 2019, the Company had three notes receivable investments which were determined to be impaired with a cumulative investment cost and fair value of approximately $52.1 million and $57.3 million, respectively. The same three note receivable investments were determined to be impaired as of December 31, 2018 with a cumulative investment cost and fair value of approximately $62.8 million and $70.0 million, respectively as of this date. During the years ended December 31, 2019, 2018, and 2017, the Company did not recognize any losses on extinguishment of notes receivable.

During the years ended December 31, 2019 and 2018, the Company recorded an impairment loss of $10.8 million and $8.2 million, respectively, related to the CareView note receivable. There were no impairment losses on notes receivable for the year ended December 31, 2017. For additional information about the impairment loss recorded on the CareView note receivable, see Note 7, Notes and Other Long-Term Receivables.

Inventory

Inventory, which consists of raw materials, work-in-process and finished goods, is stated at the lower of cost or net realizable value. The Company determines cost using the first-in, first-out method. Inventory levels are analyzed periodically and written down to their net realizable value if they have become obsolete, have a cost basis in excess of its expected net realizable value or are in excess of expected requirements. The Company analyzes current and future product demand relative to the remaining product shelf life to identify potential excess inventory. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. The Company classifies inventory as current on the Consolidated Balance Sheets when the Company expects inventory to be consumed for commercial use within the next twelve months.

Intangible Assets

Intangible assets with finite useful lives consist primarily of acquired product rights and acquired technology and are amortized on a straight-line basis over their estimated useful lives, over seven years to 20 years. The estimated useful lives associated with finite-lived intangible assets are consistent with the estimated lives of the associated products and may be modified when circumstances warrant. Such assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset.

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

Convertible Notes

The Company has previously issued convertible notes with settlement features that allow the Company to settle the notes by paying or delivering, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of our common stock, at the Company’s election. In accordance with accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, the Company separated the principal balance between the fair value of the liability component and the common stock conversion feature using a market interest rate for a similar nonconvertible instrument at the date of issuance.

Financing Costs Related to Long-term Debt

Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt using the effective interest method. Such costs are presented as reductions from the carrying amount of the long-term debt liability, consistent with debt discounts, on the Company’s Consolidated Balance Sheets.

Revenue Recognition

The reported results for 2019 and 2018 reflect the application of ASC 606, Revenue from Contracts with Customers (“ASC 606”), while the reported results for 2017 were prepared under the guidance of ASC 605, which is also referred to herein as “legacy GAAP” or the “previous guidance”.

Policy Elections and Practical Expedients Taken

Upon the Company’s adoption of ASC 606, it elected the following practical expedients:

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

Pharmaceutical

The Company’s Pharmaceutical segment consists of revenue derived from sales of the Noden Products.

The agreement between Novartis and Noden DAC provided for various transition periods for development and commercialization activities relating to the Noden Products. For the period from July 1, 2016 through October 4, 2016, all of the Noden Products were distributed by Novartis under the terms of the Noden Purchase Agreement while transfer of the marketing authorization rights were pending. During this time, the Company presented revenue under the Novartis transition arrangement on a “net” basis and established a reserve for retroactive adjustment to the profit transfer with Novartis. As of the third quarter of 2018, Noden Pharma DAC completed the marketing authorization transfers for all territories.

In the United States, the duration of the profit transfer ran from July 1, 2016 through October 4, 2016. Beginning on October 5, 2016, Noden Pharma USA, Inc. distributed the Noden Products in the United States. At such time, the Company presented revenue for all sales in the United States on a “gross” basis, meaning product costs were reported separately and there was no fee to Novartis, and established a reserve for discounts and allowances further described below.

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

Except for the sales in certain countries outside of the United States preceding the final profit transfer that occurred in the first quarter of 2018, revenues of the Noden Products for the periods herein are presented on a gross basis.

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

Customer Credits: The Company’s customers are offered various forms of consideration, including allowances, service fees and prompt payment discounts. The Company expects customers will earn prompt payment discounts and, therefore, the Company deducts the full amount of these discounts from total product sales when revenues are recognized. Service fees are also deducted from total product sales as they are earned.

Rebates and Discounts: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program in the United States and mandated discounts in the European Union (“EU”) in markets where government-sponsored healthcare systems are the primary payers for healthcare. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector benefit providers. The accrual for rebates is based on negotiated discount rates and expected utilization as well as historical data. Estimates for expected utilization of rebates are based on data received from the customers. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. If actual future rebates vary from estimates, the Company may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

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

Medicare Part D Coverage Gap: Medicare Part D prescription drug benefit mandates manufacturers to fund 70% in 2019 and 50% in 2018 and 2017 of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Estimates for the expected Medicare Part D coverage gap are based on historical invoices received and in part from data received from the Company’s customers. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. If actual future funding varies from estimates, the Company may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

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

For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front license fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Medical Devices

The Medical Devices segment principally generates revenue from the sale and lease of the LENSAR® Laser System, which may include equipment, PIDs or consumables, procedure licenses, training, installation, warranty and maintenance agreements.

For bundled packages, the Company accounts for individual products and services separately if they are distinct - i.e. if a product or service is separately identifiable from other items in the bundled package and if the customer can benefit from it on its own or with other resources that are readily available to the customer. The LENSAR® Laser System, standard warranty, training and installation services are one performance obligation. All other elements are separate performance obligations. PIDs, procedure licenses, warranty and maintenance services are also sold on a stand-alone basis.

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

For LENSAR® Laser System sales, the Company recognizes Product revenue when a customer takes possession of the system. This usually occurs after the customer signs a contract, LENSAR installs the system, and LENSAR performs the requisite training for use of the system. For LENSAR® Laser System leases, the Company recognized Product revenue over the length of the lease in accordance with ASC Topic 840, through December 31, 2018 and recognizes Product revenue in accordance with ASC Topic 842, Leases, after January 1, 2019. For additional information regarding accounting for leases, see Note 8, Leases.

The LENSAR® Laser System requires both a consumable and a procedure license to perform each procedure. The Company recognizes Product revenue for PIDs when the customer takes possession of the PID. PIDs are sold by the case. The Company recognizes Product revenue for procedure licenses when a customer purchases a procedure license from the web portal. Typically, consideration for PIDs and procedure licenses is considered fixed consideration except for certain customer agreements that provide for tiered volume discount pricing, which is considered variable consideration.

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

Queen et al. Royalty Revenues

Under the Company’s license agreements related to the Queen et al. patents, the Company receives royalty payments based upon its licensees’ net sales of covered products. Royalties qualify for the sales-and-usage exemption under ASC 606 as (i) royalties are based strictly on the sales-and-usage by the licensee; and (ii) a license of intellectual property is the sole or predominant item to which such royalties relate. Based on this exemption, these royalties are earned under the terms of a license agreement in the period the products are sold by the Company's partner and the Company has a present right to payment. Generally, under these agreements, the Company receives royalty reports from its licensees approximately one quarter in arrears; that is, generally in the second month of the quarter after the licensee has sold the royalty-bearing product. The Company recognizes royalty revenues when it can reliably estimate such amounts and collectability is reasonably assured. Under this accounting policy, the royalty revenues the Company reports are not based upon estimates, and such royalty revenues are typically reported in the same period in which the Company receives payment from its licensees.

Although the last of the Queen et al. patents expired in December 2014, the Company has received royalties beyond expiration based on the terms of its licenses and its legal settlement. Under the terms of the legal settlement between Genentech, Inc. (“Genentech”) and the Company, the first quarter of 2016 was the last period for which Genentech paid royalties to the Company for Avastin®, Herceptin®, Xolair®, Perjeta® and Kadcyla®. Other products from the Queen et al. patent licenses, such as Tysabri®, entitle the Company to royalties following the expiration of its patents with respect to sales of licensed product manufactured prior to patent expiry in jurisdictions providing patent protection licenses. In November 2017, the Company was notified by Biogen, Inc. that product supply for Tysabri® that was manufactured prior to patent expiry, and for which the Company would receive royalties on, had been extinguished in the United States and was rapidly being reduced in other countries. As a result, royalties from product sales of Tysabri were substantially lower in 2018 and 2019 and no additional royalties are expected.

Royalty Rights - At Fair Value

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

Research and Development

The Company expenses research and development costs as incurred. Research and development expenses consist primarily of engineering, product development, clinical studies to develop and support the Company’s products, regulatory expenses, and other costs associated with products and technologies that are in development. Research and development expenses include employee compensation, including stock-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses, and depreciation.

Foreign Currency Translation

The Company uses the U.S. dollar predominately as the functional currency of its foreign subsidiaries. For foreign subsidiaries where the U.S. dollar is the functional currency, gains and losses from remeasurement of foreign currency balances into U.S. dollars are included in the Consolidated Statements of Operations. The aggregate net (losses) gains resulting from foreign currency transactions and remeasurement of foreign currency balances into U.S. dollars that were included in the Consolidated Statements of Operations amounted to a loss of $0.5 million and $0.7 million for the years ended December 31, 2019 and 2018, respectively and a $0.1 million gain for the year ended December 31, 2017.

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

The Tax Cuts and Job Act of 2017 (the “2017 Tax Act”) significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate (from a top rate of 35% to a flat rate of 21%), implementing elements of a territorial tax system, and imposing a one-time deemed repatriation transition tax on cumulative undistributed foreign earnings, for which the Company has not previously paid U.S. taxes. The Company recognized the estimated tax impact related to the revaluation of deferred tax assets and liabilities in its Consolidated Financial Statements for the year ended December 31, 2017. The ultimate impact did not differ materially from these provisional amounts after additional analysis, changes in interpretations and assumptions the Company made and additional regulatory guidance that was issued. The accounting was completed when the Company’s 2017 U.S. corporate income tax return was filed in 2018. The Company has made a policy election with respect to its treatment of potential global intangible low-taxed income (“GILTI”) to account for taxes on GILTI as a current-period expense as incurred.

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

Leases

General
In February 2016, the FASB issued ASU No. 2016-02, Leases, that supersedes ASC 840, Leases. Subsequently, the FASB issued several updates to ASU No. 2016-02, codified in ASC Topic 842 (“ASC 842”). The Company adopted ASC 842, Leases, on January 1, 2019 using the modified retrospective method for all leases not substantially completed as of the date of adoption. The reported results for the year ended December 31, 2019 reflect the application of ASC 842 guidance while the reported results for the years ended December 31, 2018 and 2017 were prepared under the guidance of ASC 840, which is also referred to herein as “legacy GAAP” or the “previous guidance”. The cumulative impact of the adoption of ASC 842 was not material, therefore, the Company did not record any adjustments to retained earnings. As a result of adopting ASC 842, the Company recorded operating lease right-of-use (“ROU”) assets of $2.1 million and operating lease liabilities of $2.1 million, primarily related to corporate office leases, based on the present value of the future lease payments on the date of adoption. Changes to lessor accounting focused on conforming with certain changes made to lessee accounting and the recently adopted revenue recognition guidance. The adoption of ASC 842 did not materially change how the Company accounts for lessor arrangements.
The Company determines if an arrangement is a lease or contains an embedded lease at inception if it contains the right to control the use of an identified asset under a leasing arrangement with an initial term greater than 12 months. The Company determines whether a contract conveys the right to control the use of an identified asset for a period of time if the contract contains both the right to obtain substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset. The Company has lease arrangements with lease and non-lease components, which are accounted for separately.
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

Lessee arrangements

Lessee operating leases are included in Other assets, Accrued liabilities, and Other long-term liabilities in the Company’s Consolidated Balance Sheet. The Company does not have lessee financing leases.

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses the implicit rate when readily determinable at lease inception. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s remaining lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis as operating expense in the Consolidated Statements of Operations over the lease term.

For lease arrangements with lease and non-lease components where the Company is the lessee, the Company separately accounts for lease and non-lease components, which consists primarily of taxes and common area maintenance costs. Non-lease components are expensed as incurred.

Lessor arrangements

The Company leases medical device equipment to customers in both operating lease and sales-type lease arrangements generated from its Medical Devices segment.
For sales-type leases, the Company derecognizes the carrying amount of the underlying asset and capitalizes the net investment in the lease, which consists of the total minimum lease payments receivable from the lessee, at lease inception. The Company does not estimate an unguaranteed residual value of the equipment at lease termination because the equipment transfers to the lessee upon completion of the lease. Selling profit or loss is recognized at lease inception. Initial direct costs are recognized as an expense, unless there is no selling profit or loss. If there is no selling profit or loss, initial direct costs are deferred and recognized over the lease term. The Company recognizes interest income from the lease receivable over the lease term in Interest and other income, net in the Consolidated Statements of Operations.

For operating leases, rental income is recognized on a straight-line basis over the lease term. The cost of customer-leased equipment is recorded within Property and equipment, net in the accompanying Consolidated Balance Sheets and depreciated over the equipment’s estimated useful life. Depreciation expense associated with the leased equipment under operating lease arrangements is reflected in Cost of product revenue in the accompanying Consolidated Statements of Operations. Some of the Company’s operating leases include a purchase option for the customer to purchase the leased asset at the end of the lease arrangement. The Company manages its risk on its investment in the equipment through pricing and the term of the leases. Lessees do not provide residual value guarantees on leased equipment. Equipment returned to the Company may be leased or sold to other customers. Initial direct costs are deferred and recognized over the lease term.

Leases are generally not cancellable until after an initial term and may or may not require the customer to purchase a minimum number of procedures and consumables throughout the contract term.

For lease arrangements with lease and non-lease components where the Company is the lessor, the Company allocates the contract’s transaction price to the lease and non-lease components on a relative standalone selling price basis using the Company’s best estimate of the standalone selling price of each distinct product or service in the contract. Allocation of the transaction price is determined at the inception of the lease arrangement. The Company’s leases primarily consist of leases with fixed lease payments. For those leases with variable lease payments, the variable lease payment is typically based upon use of the leased equipment or the purchase of procedure licenses and consumables used with the leased equipment. Non-lease components are accounted for under ASC 606. For additional information regarding ASC 606, see Note 19, Revenue from Contracts with Customers.

Adopted Accounting Pronouncements

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The new guidance amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. ASU No. 2016-13 has an effective date of the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not expect this guidance to have a significant impact on its financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement. The new guidance modifies disclosure requirements related to fair value measurement. The amendments in ASU No. 2018-13 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. Early adoption is permitted. The standard also allows for early adoption of any removed or modified disclosures upon issuance of ASU No. 2018-13 while delaying adoption of the additional disclosures until their effective date. The Company does not expect this guidance to have a significant impact on its financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software. The new guidance reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). For public companies, the amendments in ASU No. 2018-15 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Implementation should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company does not expect this guidance to have a significant impact on its financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes. This guidance removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective for public companies for fiscal years, and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The Company is currently evaluating the impact this ASU will have on the Company’s financial statements and related disclosures as well as the timing of adoption.

3. Investment in Evofem Biosciences, Inc.

On April 10, 2019, the Company entered into a securities purchase agreement with Evofem and two other purchasers, pursuant to which the Company purchased $60.0 million of Evofem securities in a private placement. The transaction was structured in two tranches.

The first tranche closed on April 11, 2019, pursuant to which the Company invested $30.0 million to purchase 6,666,667 shares of Evofem common stock at $4.50 per share and was also issued warrants to purchase up to 1,666,667 shares of Evofem common stock. The warrants are exercisable beginning six months after the issuance date for a period of seven years from the issuance date at an exercise price of $6.38 per share.

The second tranche closed on June 10, 2019, pursuant to which the Company invested an additional $30.0 million to purchase an additional 6,666,667 shares of Evofem common stock at $4.50 per share and was also issued warrants to purchase up to an additional 1,666,667 shares of Evofem common stock with the same terms as the warrants issued in the first tranche. Following the closing of the second tranche, the Company has a right to appoint one member to Evofem’s board of directors and has a limited right to have one board observer participate in Evofem board meetings. In December 2019, the Company’s representatives resigned from these positions. Since that time, the Company has elected not to appoint a director or board observer to the Evofem board of directors but retains the right to do so.

The Company has registration rights on customary terms for all Evofem shares issued under the securities purchase agreement, including the shares underlying the warrants.

As of December 31, 2019, the Company owned approximately 28% of Evofem’s common stock. The Company’s investment in Evofem qualifies for equity method accounting given its percentage ownership in Evofem and the ability to exercise significant influence. The Company elected the fair value method to account for its investment in Evofem as it believes it better reflects economic reality, the financial reporting of the investment and the current value of the asset. Changes in fair value of the Evofem equity investment are presented in Non-operating income (expense), net on the Consolidated Statement of Operations. Because the mark to market valuation will occur at the end of each quarterly reporting period, changes in fair value will vary based upon the volatility of the stock price. The Evofem equity investment is presented on the Consolidated Balance Sheet as an Investment in equity affiliate and reflects the fair value of the equity investment at the end of the reporting period.

For the year ended December 31, 2019, the Company had an unrealized gain of $36.4 million on its investment in Evofem, of which $31.6 million was related to Evofem common stock and $4.8 million was related to Evofem warrants.

The latest Evofem financial statements can be found on their corporate website at www.evofem.com or filed with the SEC at www.sec.gov.

4. Cash and Cash Equivalents

As of December 31, 2019 and 2018, the Company had invested its excess cash balances primarily in cash and money market funds. The fair values of cash equivalents approximate their carrying values due to the short-term nature of such financial instruments.

The following table summarizes the Company’s cash and cash equivalents by significant investment category reported as cash and cash equivalents as of December 31, 2019 and 2018:

			Reported as:
(in thousands)	Amortized Cost	Estimated Fair Value	Cash and Cash Equivalents
December 31, 2019
Cash	$62,187	$62,187	$62,187
Money market funds	131,264	131,264	131,264
Total	$193,451	$193,451	$193,451

December 31, 2018
Cash	$167,871	$167,871	$167,871
Money market funds	226,719	226,719	226,719
Total	$394,590	$394,590	$394,590

The Company recognized approximately $0.8 million and $0.1 million, respectively, of gains on sales of available-for-sale securities in the years ended December 31, 2018 and 2017, respectively. As of December 31, 2019 and 2018 the Company did not have any available-for-sale securities.

5. Inventories

Inventories consisted of the following:

	December 31,
(in thousands)	2019	2018
Raw materials	$24,727	$6,214
Work in process	3,700	549
Finished goods	11,346	12,179
Total inventories	$39,773	$18,942

As of December 31, 2019 and 2018, the Company deferred approximately $0.1 million and $0.5 million, respectively, of costs associated with inventory transfers made under the Company’s third-party logistic provider service arrangement. These costs have been recorded as Prepaid and other current assets on the Company’s Consolidated Balance Sheets as of December 31, 2019 and 2018. The Company will recognize the cost of product sold as inventory is transferred from its third-party logistics provider to the Company’s customers.

During the years ended December 31, 2019 and 2018, the Company recognized reductions in the inventory reserve of $0.3 million and $1.2 million. During the year ended December 31, 2017, the Company recognized an inventory write-down of $2.0 million, related to the Noden Products that the Company determined it would not be able to sell prior to their expiration.

6. Fair Value Measurements

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table presents the fair value of the Company’s financial instruments measured at fair value on a recurring basis by level within the valuation hierarchy, as discussed in Note 2, Summary of Significant Accounting Policies:

	December 31, 2019				December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$131,264	$—	$—	$131,264	$226,719	$—	$—	$226,719
Corporate securities [1]	82,267	—	—	82,267	—	—	—	—
Warrants [2]	—	14,152	—	14,152	—	62	—	62
Royalty rights - at fair value	—	—	266,196	266,196	—	—	376,510	376,510
Total	$213,531	$14,152	$266,196	$493,879	$226,719	$62	$376,510	$603,291

Financial liabilities:
Contingent consideration, current [3]	$—	$—	$—	$—	$—	$—	$1,071	$1,071
Total	$—	$—	$—	$—	$—	$—	$1,071	$1,071
 ___________________
1 Corporate securities are classified as “Investment in equity affiliate” on the December 31, 2019 Consolidated Balance Sheet.
2 Warrants are included in “Other assets” on the December 31, 2019 and 2018 Consolidated Balance Sheets.
3 Contingent consideration, current is included in “Accrued liabilities” on the December 31, 2018 Consolidated Balance Sheet.

There have been no transfers between levels during the periods presented in the table above. The Company recognizes transfers between levels on the date of the event or change in circumstances that caused the transfer.

Money Market Funds - The fair values of cash equivalents approximate their carrying values due to the short-term nature of such financial instruments.

Corporate Securities - Corporate securities consists of common stock shares of Evofem, a clinical-stage biopharmaceutical company listed on Nasdaq. For additional information on the Evofem investment, see Note 3, Investment in Evofem.

Warrants - Warrants consist of rights to purchase shares of common stock in Evofem and CareView, see Note 3, Investment in Evofem, and Note 7, Notes and Other Long-Term Receivables. The fair value of the warrants is estimated using recently quoted market prices of the underlying equity security and the Black-Scholes option pricing model.

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

The rights acquired include Assertio’s royalty and milestone payments accruing from and after October 1, 2013: (a) from Santarus, Inc., which was subsequently acquired by Salix Pharmaceuticals, Inc., which itself was acquired by Valeant Pharmaceuticals International, Inc. (“Valeant”), which, in July 2018, changed its name to Bausch Health Companies Inc. (“Bausch Health”) with respect to sales of Glumetza (metformin HCL extended-release tablets) in the United States; (b) from Merck & Co., Inc. with respect to sales of Janumet® XR (sitagliptin and metformin HCL extended-release tablets); (c) from Janssen Pharmaceutica N.V. with respect to potential future development milestones and sales of its approved fixed-dose combination of Invokana® (canagliflozin, a sodium glucose cotransporter 2 (SGLT2) inhibitor) and extended-release metformin tablets, marketed as Invokamet XR®; (d) from Boehringer Ingelheim and Eli Lilly and Company with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to Assertio’s license agreement with Boehringer Ingelheim, including its approved products, Jentadueto XR® and Synjardy XR®; and (e) from Bausch Health for sales of extended-release metformin tablets in Korea and Canada, respectively.

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

As of December 31, 2018, in conjunction with the amendment described above, the Company was provided the power to direct the activities of Depo DR Sub, LLC and is the primary beneficiary of Depo DR Sub, LLC; therefore, Depo DR Sub, LLC is subject to consolidation by the Company. As of December 31, 2019 and 2018, Depo DR Sub, LLC did not have any assets or liabilities of value for consolidation with the Company.

The financial asset acquired represents a single unit of accounting. This financial asset is classified as a Level 3 asset within the fair value hierarchy, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future commercialization for products not yet approved by regulatory agencies outside of the United States. The estimated fair value of the financial asset acquired was determined by using a discounted cash flow analysis related to the expected future cash flows to be generated by each licensed product. The discounted cash flows are based upon expected royalties from sales of licensed products over approximately a nine-year period. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. The Company periodically assesses the expected future cash flows and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than the original estimates, the Company will adjust the estimated fair value of the asset. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $5.5 million, respectively. Significant judgment is required in selecting appropriate discount rates. The discount rates utilized range from 10% to 24%. At December 31, 2019, an evaluation was performed to assess those rates and general market conditions potentially affecting the fair market value of the financial asset. Should these discount rates increase or decrease by 2.5%, the fair value of the asset could decrease by $17.5 million or increase by $20.5 million, respectively.

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

As of December 31, 2019, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date for the above described royalty streams.

On May 31, 2016, the Company obtained a notification indicating that the FDA approved Jentadueto XR for use in patients with Type 2 diabetes. In June 2016, the Company received a $6.0 million FDA approval milestone pursuant to the terms of the Assertio Royalty Agreement. The product approval was earlier than initially expected. Based on the FDA approval and anticipated timing of the product launch, the Company adjusted the timing of future cash flows and discount rate used in the discounted cash flow model at June 30, 2016. At year-end 2017, management re-evaluated, with assistance of a third-party expert, the cash flow assumptions for Jentadueto XR and revised the discounted cash flow model. As of December 31, 2019, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date.

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

In the fourth quarter of 2019, management re-evaluated, with assistance of a third-party expert, the market share data, the gross-to-net revenue adjustment assumptions and Glumetza demand data and re-evaluated the assumptions, including the expected ex-U.S. launch dates, underlying the fair values of the non-Glumetza Type 2 extended release diabetes products comprising the Assertio royalty asset portfolio. These data and assumptions are based on available but limited information. Key findings from the third-party study included: an anticipated decrease in the Glumetza net sales forecast due to an accelerated shift in the channel mix resulting in a substantial decline in net selling prices, particularly in the fourth quarter of 2019 and beyond, as previously announced by Bausch Health, and the delayed launch dates of the extended release products in the Assertio royalty asset portfolio outside of the United States. As a result of this analysis, the Company wrote down the fair value of the Assertio asset by $46.3 million.

As of December 31, 2019, the fair value of the asset acquired as reported in the Company’s Consolidated Balance Sheet was $218.7 million and the maximum loss exposure was $218.7 million.

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

The estimated fair value of the royalty rights at December 31, 2019, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over approximately a ten-year period. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. The Company periodically assesses the expected future cash flows and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than the original estimates, the Company will adjust the estimated fair value of the asset. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $0.3 million, respectively. Significant judgment is required in selecting the appropriate discount rate. The discount rate utilized was 15.0%. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.3 million or increase by $1.6 million, respectively.

As of December 31, 2019, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date.

As of December 31, 2019, the fair value of the asset acquired as reported in the Company’s Consolidated Balance Sheet was $13.6 million and the maximum loss exposure was $13.6 million.

University of Michigan Royalty Agreement

On November 6, 2014, the Company acquired a portion of all royalty payments of the U-M worldwide royalty interest in Cerdelga® (eliglustat) for $65.6 million pursuant to the Royalty Purchase and Sale Agreement with U-M (the “U-M Royalty Agreement”). Under the terms of the U-M Royalty Agreement, the Company receives 75% of all royalty payments due under the U-M license agreement with Genzyme Corporation, a Sanofi company (“Genzyme”), until expiration of the licensed patents, excluding any patent term extension. Cerdelga, an oral therapy for adult patients with Gaucher disease type 1, was developed by Genzyme. Cerdelga was approved in the United States in August 2014, in the EU in January 2015, and in Japan in March 2015. In addition, marketing applications for Cerdelga are under review by other regulatory authorities. While marketing applications have been approved in the United States, the EU and Japan, national pricing and reimbursement decisions are delayed in some countries.

The estimated fair value of the royalty right at December 31, 2019, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over approximately a three-year period. Based on the results of the Company’s analysis, which considered input from a third-party expert and the variance between the Company’s forecast model and actual results, the Company wrote down the fair value of the royalty asset by $3.1 million in the third quarter ended September 30, 2019. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. An evaluation of those estimates, discount rate utilized and general market conditions affecting fair market value is performed in each reporting period. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $0.5 million, respectively.
Significant judgment is required in selecting the appropriate discount rate. The discount rate utilized was approximately 12.8%. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease or increase by $0.6 million. As of December 31, 2019, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows.

As of December 31, 2019, the fair value of the asset acquired as reported in the Company’s Consolidated Balance Sheet was $20.4 million and the maximum loss exposure was $20.4 million.

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

AcelRx Royalty Agreement

On September 18, 2015, the Company entered into a royalty interest assignment agreement (the “AcelRx Royalty Agreement”) with ARPI LLC, a wholly-owned subsidiary of AcelRx Pharmaceuticals, Inc. (“AcelRx”), whereby the Company acquired the rights to receive a portion of the royalties and certain milestone payments on sales of Zalviso® (sufentanil sublingual tablet system) in the EU, Switzerland and Australia by AcelRx’s commercial partner, Grünenthal, in exchange for a $65.0 million cash payment. Under the terms of the AcelRx Royalty Agreement, the Company receives 75% of all royalty payments and 80% of the first four commercial milestone payments due under AcelRx’s license agreement with Grünenthal until the earlier to occur of (i) receipt by the Company of payments equal to three times the cash payments made to AcelRx and (ii) the expiration of the licensed patents. Zalviso received marketing approval by the European Commission in September 2015. Grünenthal launched Zalviso in the second quarter of 2016 and the Company started to receive royalties in the third quarter of 2016.

As of December 31, 2019 and 2018, the Company determined that its royalty rights under the AcelRx Royalty Agreement represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of ARPI LLC that most significantly impact ARPI LLC’s economic performance and is not the primary beneficiary of ARPI LLC; therefore, ARPI LLC is not subject to consolidation by the Company.

Due to the slower than expected adoption of the product since its initial launch relative to the Company’s estimates and the increased variance noted between the Company’s forecast model and actual results in the three months ended June 30, 2019, the Company utilized a third-party expert in the second quarter of 2019 to reassess the market and expectations for the Zalviso product. Key findings from the third-party study included: the post-surgical PCA (Patient-Controlled Analgesia) market being smaller than previously forecasted; the higher price of the product relative to alternative therapies, the product not being used as a replacement for systemic opioids and the design of the delivery device, which is pre-filled for up to three days of treatment, which limited its use for procedures with anticipated shorter recovery times. Based on this analysis and the impact to the projected sales-based royalties and milestones, the Company wrote down the fair value of the royalty asset by $60.0 million in the second quarter of 2019.

The estimated fair value of the royalty right at December 31, 2019, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over approximately a thirteen-year period. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. An evaluation of those estimates, discount rate utilized and general market conditions affecting fair market valuation is performed for each reporting period. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $0.3 million, respectively. Significant judgment is required in selecting the appropriate discount rate. The discount rate utilized was approximately 13.4%. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.2 million or increase by $1.4 million, respectively. As of December 31, 2019, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date.

As of December 31, 2019, the fair value of the asset acquired as reported in the Company’s Consolidated Balance Sheet was $13.0 million and the maximum loss exposure was $13.0 million.

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

The estimated fair value of the royalty right at December 31, 2019, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of a licensed product over approximately a six-year period. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. An evaluation of those estimates, discount rate utilized and general market conditions affecting fair market value is performed in each reporting period. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by less than $0.1 million, respectively. Significant judgment is required in selecting the appropriate discount rate. The discount rate utilized was approximately 14.4%. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease or increase by less than $0.1 million, respectively.

As of December 31, 2019, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date.

As of December 31, 2019, the fair value of the asset acquired as reported in the Company’s Consolidated Balance Sheet was $0.6 million and the maximum loss exposure was $0.6 million.

The following tables summarize the changes in Level 3 Royalty Right Assets and the gains and losses included in earnings for the year ended December 31, 2019:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Royalty Rights Assets

(in thousands)	Royalty Rights - At Fair Value
Fair value as of December 31, 2018		$376,510

Total net change in fair value for the period
Change in fair value of royalty rights - at fair value	$(31,042)
Proceeds from royalty rights - at fair value	$(79,272)
Total net change in fair value for the period		(110,314)

Fair value as of December 31, 2019		$266,196

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Royalty Rights Assets
	Fair Value as of	Royalty Rights -	Fair Value as of
(in thousands)	December 31, 2018	Change in Fair Value	December 31, 2019
Assertio	$264,371	$(45,699)	$218,672
VB	14,108	(518)	13,590
U-M	25,595	(5,197)	20,398
AcelRx	70,380	(57,428)	12,952
KYBELLA	2,056	(1,472)	584
	$376,510	$(110,314)	$266,196

The following table summarizes the changes in Level 3 liabilities and the gains and losses included in earnings for the year ended December 31, 2019:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Liabilities
(in thousands)	Contingent Consideration
Fair value as of December 31, 2018	$(1,071)

Settlement of financial instrument [1]	1,071

Fair value as of December 31, 2019	$—
 ___________________
1 Represents the final conversion consideration and earn out liability for the LENSAR acquisition of assets from Precision Eye Services (“PES”).

Gains and losses from changes in Level 3 assets included in earnings for each period are presented in “Royalty rights - change in fair value” and gains and losses from changes in Level 3 liabilities included in earnings for each period are presented in “Change in fair value of anniversary payment and contingent consideration” as follows:

	Year Ended December 31,
(in thousands)	2019	2018

Total change in fair value for the period included in earnings for royalty right assets held at the end of the reporting period	$(31,042)	$85,256

Total change in fair value for the period included in earnings for liabilities held at the end of the reporting period	$—	$41,631

Assets/Liabilities Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets consist of long-lived assets, including property and equipment and intangible assets and the shares of Alphaeon Class A common stock, received in connection with the loans made to LENSAR by the Company prior to its acquisition of LENSAR.

During the year ended December 31, 2019, the Company recorded an impairment charge of $22.5 million for the Noden intangible assets given the Company’s monetization strategy and updated forecasts for Noden. As a result of this impairment charge, which was based on the estimated fair value of the assets, the remaining carrying value of these intangible assets was determined to be $10.1 million. During the three months ended June 30, 2018, the Company recorded an impairment charge of $152.3 million for the Noden intangible assets related to the increased probability of a generic form of aliskiren being launched in the United States. As a result of this impairment charge, which was based on the estimated fair value of the assets, the remaining carrying value of these intangible assets was determined to be $40.1 million. These intangible asset fair value calculations included level 3 inputs. For additional information on the Noden intangible asset, see Note 10, Intangible Assets.

The Company’s carrying value of the 1.7 million shares of Alphaeon common stock as of both December 31, 2019 and December 31, 2018 is $6.6 million based on an estimated per share value of $3.84, which was established by a valuation performed when the shares were acquired. The value of the Company’s investment in Alphaeon is not readily determinable as Alphaeon’s shares are not publicly traded. The Company evaluates the fair value of this investment by performing a qualitative assessment each reporting period. If the results of this qualitative assessment indicate that the fair value is less than the carrying value, the investment is written down to its fair value. There have been no such write downs since the Company acquired these shares. This investment is included in Other long-term assets. For additional information on the Alphaeon investment, see Note 7, Notes and Other Long-Term Receivables.

Assets/Liabilities Not Subject to Fair Value Recognition

The following tables present the fair value of assets and liabilities not subject to fair value recognition by level within the valuation hierarchy:

	December 31, 2019			December 31, 2018
(in thousands)	Carrying Value	Fair Value Level 2	Fair Value Level 3	Carrying Value	Fair Value Level 2	Fair Value Level 3
Assets:
Wellstat Diagnostics note receivable	$50,191	$—	$55,389	$50,191	$—	$57,322
Hyperion note receivable	1,200	—	1,200	1,200	—	1,200
CareView note receivable	690	—	690	11,458	—	11,458
Total	$52,081	$—	$57,279	$62,849	$—	$69,980
Liabilities:
December 2021 Notes	$16,950	$20,978	$—	$124,644	$151,356	$—
December 2024 Notes	10,300	12,953	—	—	—	—
Total	$27,250	$33,931	$—	$124,644	$151,356	$—

During the years ended December 31, 2019 and 2018 the Company recorded impairment losses of $10.8 million and $8.2 million, respectively, for the note receivable with CareView. There were no impairment losses on notes receivable in the year ended December 31, 2017.

As of December 31, 2019 the estimated fair value of the CareView note receivable was determined using a liquidation analysis. A liquidation analysis considers the asset side of the balance sheet and adjusts the value in accordance with the relative risk associated with the asset and the probable liquidation value. The asset recovery rates varied by asset. At December 31, 2018, the estimated fair value of the CareView note receivable was determined using discounted cash flow models, using a discount rate of 30%, incorporating expected principal and interest payments and also considered the recoverability of the note receivable balance utilizing third-party revenue multiples for small cap healthcare technology companies. As of December 31, 2019 and 2018, the estimated fair value of the Wellstat Diagnostics and Hyperion Catalysis International, Inc. (“Hyperion”) notes receivable were determined by using an asset approach and discounted cash flow model related to the underlying collateral and adjusted to consider estimated costs to sell the assets.

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

On December 31, 2019, the carrying value of one of the Company’s notes receivable assets differed from its estimated fair value. This is the result of inputs used in estimating the fair value of the collateral, including appraisals, projected cash flows of collateral assets and discount rates used when performing a discounted cash flow analysis.

The fair values of the Company’s convertible senior notes were determined using quoted market pricing.

The following table represents significant unobservable inputs used in determining the estimated fair value of the Wellstat Diagnostics note receivable investment:

Asset	Valuation Technique	Unobservable Input	December 31, 2019	December 31, 2018

Wellstat Diagnostics
Wellstat Diagnostics Guarantors intellectual property	Income Approach
		Discount rate	12%	12%
		Undiscounted royalty amount	$21 million	$21 million
Settlement Amount	Income Approach
		Discount rate	15%	15%
		Undiscounted settlement amount	$28 million	$34 million
Real Estate Property	Market Approach
		Estimated annual appreciation	—%	4%
		Estimated realtor fee	6%	6%
		Undiscounted market value	$16 million	$16 million

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

On August 5, 2014, the Company delivered a notice of default to Wellstat Diagnostics, which accelerated all obligations under the amended and restated credit agreement and demanded immediate payment in full in an amount equal to approximately $53.9 million, (which amount, in accordance with the terms of the amended and restated credit agreement, included an amount that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company), plus accruing fees, costs and interest, and demanded that Wellstat Diagnostics protect and preserve all collateral securing its obligations.

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

On September 24, 2014, the Company filed an ex-parte petition for appointment of receiver with the Circuit Court of Montgomery County, Maryland, which was granted on the same day. Wellstat Diagnostics remained in operation during the period of the receivership with incremental additional funding from the Company. On May 24, 2017, Wellstat Diagnostics transferred substantially all of its assets to the Company pursuant to a credit bid. The credit bid reduced the outstanding balance of the loan by an immaterial amount.

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

On October 14, 2016, the Company sent a notice of default and reference to foreclosure proceedings to certain of the Wellstat Diagnostics Guarantors which are not defendants in the New York action, but which are owners of real estate assets over which a deed of trust in favor of the Company securing the guarantee of the loan to Wellstat Diagnostics had been executed. On March 2, 2017, the Company sent a second notice to foreclose on the real estate assets, and noticed the sale for March 29, 2017. The sale was taken off the calendar by the trustee under the deed of trust and has not been re-scheduled yet. On March 6, 2017, the Company sent a letter to the Wellstat Diagnostics Guarantors seeking information in preparation for a UCC Article 9 sale of some or all of the intellectual property-related collateral of the Wellstat Diagnostics Guarantors. The Wellstat Diagnostics Guarantors did not respond to the Company’s letter, but on March 17, 2017, filed an order to show cause with the Supreme Court of New York to enjoin the Company’s sale of the real estate or enforcing its security interests in the Wellstat Diagnostics Guarantors’ intellectual property during the pendency of any action involving the guarantees at issue. On February 6, 2018, the Supreme Court of New York issued an order from the bench which enjoins the Wellstat Diagnostics Guarantors from selling, encumbering, removing, transferring or altering the collateral pending the outcome of the proceedings before it. The Supreme Court of New York also issued an order precluding the Company from foreclosing on certain of the Wellstat Diagnostics Guarantors’ collateral pending the outcome of the proceedings before it. In September of 2018, discovery in the New York action was completed. Summary judgment motions were filed by Wellstat Diagnostics and the Company in 2018 and a hearing was held on May 22, 2019. On September 11, 2019, the Supreme Court of New York granted the Company’s summary judgment motion, the court holding that the guarantees executed by the Wellstat Diagnostics Guarantors are valid and enforceable, and that the Wellstat Diagnostics Guarantors are liable for the amount owed under the loan agreement. The court ordered a damages inquest before a special referee to calculate the amount owed under the loan agreement between Wellstat Diagnostics and the Company. On September 12, 2019, the Wellstat Diagnostics Guarantors filed a notice of appeal in relation to the court’s decision. On September 17, 2019, the Wellstat Diagnostics Guarantors requested a stay of the enforcement of the New York Supreme Court’s decision pending their appeal of the decision, which was denied on November 21, 2019. A damages hearing was scheduled to begin before a judicial hearing officer on December 17, 2019. At the request of the judicial hearing officer, the parties agreed to mediate their dispute prior to the commencement of the damages hearing. As a result, no decision has been made by the hearing officer with respect to the amount of damages owed to the Company.

In an unrelated litigation, Wellstat Therapeutics filed a lawsuit against BTG International, Inc. for breach of contract (the “BTG Litigation”). In September 2017, the Delaware Chancery Court found in favor of Wellstat Therapeutics and awarded a judgment of $55.8 million in damages, plus interest. In October 2017, the Company filed a motion with the Supreme Court of New York requesting a pre-judgement attachment of the award. In June 2018, the Delaware Supreme Court largely affirmed the September 2017 decision of the Delaware Chancery Court, including the $55.8 million awarded in judgment. In August of 2018, in a letter to the Company’s counsel, Wellstat Diagnostics Guarantors’ counsel confirmed that the Wellstat Diagnostics Guarantors are preserving the BTG Litigation judgment award proceeds consistent with the New York Court’s prior directions.

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

Effective April 1, 2014, and as a result of the event of default, the Company determined the loan to be impaired and it ceased to accrue interest revenue. At that time and as of December 31, 2019, it has been determined that an allowance on the carrying value of the note was not necessary, as the Company believes the value of the collateral securing Wellstat Diagnostics’ obligations exceeds the carrying value of the asset and is sufficient to enable the Company to recover the current carrying value of $50.2 million. The Company continues to closely monitor the timing and expected recovery of amounts due, including litigation and other matters related to Wellstat Diagnostics Guarantors’ assets. There can be no assurance that an allowance on the carrying value of the notes receivable investment will not be necessary in a future period depending on future developments.

Hyperion Agreement

On January 27, 2012, the Company and Hyperion (which is also a Wellstat Diagnostics Guarantor) entered into an agreement whereby Hyperion sold to the Company the royalty streams accruing from January 1, 2012 through December 31, 2013 due from Showa Denko K.K. (“SDK”) related to a certain patent license agreement between Hyperion and SDK dated December 31, 2008. In exchange for the lump sum payment to Hyperion of $2.3 million, in addition to any royalties from SDK, the Company was to receive two equal payments of $1.2 million on March 5, 2013 and March 5, 2014. The first payment of $1.2 million was paid on March 5, 2013, but the second payment that was due on March 5, 2014 has not been made by Hyperion. Effective as of such date and as a result of the event of default, the Company ceased to accrue interest revenue. As of December 31, 2019, the estimated fair value of the collateral was determined to be in excess of the carrying value. There can be no assurance of realizing value from such collateral in the event of the Company’s foreclosure on the collateral.

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

On November 15, 2015, LENSAR, LLC (“LENSAR/Alphaeon”), a wholly-owned subsidiary of Alphaeon, and LENSAR entered into the Asset Purchase Agreement whereby LENSAR/Alphaeon agreed to acquire certain assets of LENSAR and assumed certain liabilities of LENSAR. The acquisition was consummated on December 15, 2015.

In connection with the closing of the acquisition, LENSAR/Alphaeon entered into an amended and restated credit agreement with the Company, assuming $42.0 million in loans as part of the borrowings under the Company’s prior credit agreement with

LENSAR. In addition, Alphaeon issued 1.7 million shares of its Class A common stock to the Company which were valued at $6.6 million at the time the shares were received. For additional information on this investment in Alphaeon, see Note 6, Fair Value Measurements.

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

For additional information on LENSAR please refer to Note 10, Intangible Assets, Note 20, Segment Information and Note 24, Business Combinations.

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

On January 6, 2018, DFM, LLC, a wholly-owned subsidiary of the Company, and HaisThera Advisors Co., Limited (“HaisThera”) entered into a license agreement whereby DFM, LLC granted HaisThera an exclusive license to develop, manufacture and commercialize percutaneously implanting stentless aortic valves in the EU. The consideration for the license agreement was $500,000 upfront and up to $2.0 million in royalty payments. In August 2019, the remaining assets of DFM, LLC were sold for $5.0 million.

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

In September 2018, the Company entered into an amendment to the February 2018 Modification Agreement with CareView whereby the Company agreed, effective as of September 28, 2018, that a lower liquidity covenant would be applicable. In December 2018, the Company further modified the loan by agreeing that (i) a lower liquidity covenant would be applicable, (ii) the first principal payment would be deferred until January 31, 2019, and (iii) the scheduled interest payment due December 31, 2018 would be deferred until January 31, 2019. In December 2018, and in consideration of the further modification to the credit agreement, the Company completed an impairment analysis and determined that the note was impaired and recorded an impairment loss of $8.2 million. The principal repayment and interest payment were subsequently deferred until May 15, 2019 under additional amendments. In May 2019, and in consideration of additional capital raised by CareView, the Company further modified the loan by agreeing that (i) the first principal and interest payments would be deferred until September 30, 2019 (ii) the remaining liquidity covenant would be removed, and (iii) the interest rate would be increased to 15.5%. Pursuant to further amendments to the February 2018 Modification Agreement in September 2019 and December 2019, the Company agreed to defer principal and interest payments until December 31, 2019.

In December 2019, and in consideration of the further modification to the credit agreement and February 2018 Modification Agreement, the Company updated its impairment analysis and determined that an additional impairment was necessary and recorded an impairment loss of $10.8 million. At December 31, 2019, the Company estimated the fair value of the warrant to be less than $0.1 million. For additional information please refer to Note 6, Fair Value Measurements.

In January 2020 the Company agreed to a further amendment of the February 2018 Modification Agreement that deferred principal repayment and interest payments until April 30, 2020, which was conditioned upon CareView raising additional financing from third parties.

8. Leases

Lessee arrangements

The Company has operating leases for corporate offices and certain equipment. The Company’s operating leases have remaining lease terms ranging from one to seven years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within two years.

The components of lease expense are as follows:

	Year Ended December 31,
(in thousands)	2019	2018

Operating lease cost	$919	$1,188
Short-term lease cost	81	50
Total lease cost	$1,000	$1,238

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
(in thousands)	2019	2018

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$921	$1,188
Right-of-use-assets obtained in exchange for lease obligations:
Operating leases	$2,534	N/A
_______________
N/A    Not applicable

The following table presents the lease balances within the Consolidated Balance Sheet, weighted-average remaining lease term, and weighted-average discount rates related to the Company’s operating leases (in thousands):

Operating Leases	Classification	December 31, 2019

Operating lease ROU assets	Other assets	$1,638

Operating lease liabilities, current	Accrued liabilities	$918
Operating lease liabilities, long-term	Other long-term liabilities	754
Total operating lease liabilities	Total operating lease liabilities	$1,672

Weighted-average remaining lease term		1.9 years
Weighted-average discount rate		6.4%

Maturities of operating lease liabilities as of December 31, 2019 are as follows (in thousands):

Fiscal Year	Amount

2020	$958
2021	686
2022	90
2023	—
2024	—
Thereafter	—
Total operating lease payments	1,734
Less: imputed interest	62
Total operating lease liabilities	$1,672

Future minimum operating lease payments as of December 31, 2018 were as follows (in thousands):

Fiscal Year	Amount

2019	$1,140
2020	1,003
2021	559
2022	—
2023	—
Thereafter	—
Total	$2,702

As of December 31, 2019, the Company had no additional significant operating or finance leases that had not yet commenced.

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

The components of lease income are as follows:

		Year Ended December 31,
(in thousands)	Classification	2019	2018

Sales-type lease selling price	Product revenue, net	$542	$746
Cost of underlying asset		(109)	(344)
Operating profit		$433	$402

Interest income on the lease receivable	Interest and other income, net	$53	$51

Initial direct costs incurred	Operating expense	$(35)	$(41)

Operating lease income	Product revenue, net	$5,180	$7,264

Net investment in sales-type leases are as follows:

(in thousands)	Classification	December 31, 2019	December 31, 2018

Lease payment receivable, current	Accounts receivable, net and Notes receivable, current	$502	$472
Lease payment receivable, long-term	Notes receivable, long-term and Other assets	827	753
Total lease payment receivable		$1,329	$1,225

Equipment under lease is stated at cost less accumulated depreciation and is classified as Property and equipment, net on the Consolidated Balance Sheets. Depreciation is computed using the straight-line method over an estimated useful life of the greater of the lease term or five years to ten years. Equipment under lease is as follows:

(in thousands)	December 31, 2019	December 31, 2018

Equipment under lease	$6,652	$6,529
Less accumulated depreciation	(5,231)	(3,665)
Equipment under lease, net	$1,421	$2,864

Depreciation expense on equipment under lease amounted to $2.1 million, $2.7 million and $1.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Maturities of sales-type lease receivables as of December 31, 2019 are as follows (in thousands):

Fiscal Year	Amount

2020	$538
2021	396
2022	350
2023	126
2024	—
Thereafter	—
Total undiscounted cash flows	1,410
Present value of lease payments (recognized as lease receivables)	1,329
Difference between undiscounted and discounted cash flows	$81

Maturities of operating lease receivables as of December 31, 2019 are as follows (in thousands):

Fiscal Year	Amount

2020	$2,287
2021	1,218
2022	426
2023	81
2024	—
Thereafter	—
Total undiscounted cash flows	$4,012

9. Property and Equipment

The following table provides details of the property and equipment, net:

	December 31,
(in thousands)	2019	2018
Leasehold improvements	$350	$322
Manufacturing equipment	1,749	1,669
Computer and office equipment	9,991	9,451
Furniture and fixtures	175	162
Equipment under lease	6,652	6,529
Transportation equipment	67	67
Total	18,984	18,200
Less accumulated depreciation	(17,058)	(14,203)
Construction in progress	3,594	3,390
Property and equipment, net	$5,520	$7,387

Depreciation expense on property and equipment amounted to $2.9 million, $2.7 million and $2.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

10. Intangible Assets

Noden

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

Accordingly, management evaluated the ongoing value of the Noden DAC asset group based upon the probability of Anchen’s market entry of a generic version of aliskiren in the United States and the associated cash flows and conducted a test for impairment. Due to the increased probability of a generic version of aliskiren being launched in the United States, the Company revised its estimates of future cash flows and as a result of this analysis, determined that the sum of undiscounted cash flows was not greater than the carrying value of the assets. Therefore, the Company performed a discounted cash flow analysis to estimate the fair value of the asset group in accordance with ASC 360, Impairment or Disposal of Long-lived Assets. The cash flows used in this analysis are those expected to be generated by market participants, discounted to reflect an appropriate amount of risk, which was determined to be 21%. The Company concluded that the Noden DAC acquired product rights and customer relationship long-lived assets, with a carrying amount of $192.5 million, were no longer recoverable and wrote them down to their estimated fair value of $40.1 million, resulting in an impairment charge of $152.3 million in the second quarter of 2018. This write-down is included in Impairment of intangible assets in the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows for the year ended December 31, 2018.

At December 31, 2019, due to the Company’s monetization strategy and updated forecasts for Noden, the Company revised its estimates of future cash flows and as a result of this analysis, determined that the sum of undiscounted cash flows was not greater than the carrying value of the assets. Therefore, the Company performed a discounted cash flow analysis to estimate the fair value of the asset group in accordance with ASC 360. The cash flows used in this analysis are those expected to be generated by market participants, discounted to reflect an appropriate amount of risk, which was determined to be 19%. The Company concluded that the Noden DAC acquired product rights and customer relationship long-lived assets, with a carrying amount of $32.6 million, were no longer recoverable and wrote them down to their estimated fair value of $10.1 million, resulting in an impairment charge of $22.5 million in the fourth quarter of 2019. This write-down is included in Impairment of intangible assets in the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows for the year ended December 31, 2019.

During the fourth quarter of 2019, while performing its impairment analysis on its Noden intangible assets, the Company identified an error in the 2018 impairment charge recorded on its Noden intangible assets, which resulted in a $10.5 million overstatement of the 2018 impairment charge. As of December 31, 2018, the net carrying value of the intangible asset was understated by $9.8 million with a corresponding overstatement of net loss for the year ended December 31, 2018. This prior year impairment expense error was corrected as an out of period adjustment in 2019 in connection with the further impairment of the intangible asset to $10.1 million. The Company determined that these errors were not material to its current and previously issued financial statements.

Based on an analysis of Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections (“ASC 250”), Staff Accounting Bulletin 99, Materiality (“SAB 99”) and Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), the Company determined that these errors were immaterial to the previously issued annual and interim financial statements. The amount of the intangible assets and accumulated amortization have been corrected as of December 31, 2019.

LENSAR

In April 2019, LENSAR acquired certain intellectual property from a third-party for $2.0 million in cash and obligations to pay a $0.3 million milestone payment and royalties upon the completion of certain events, which were met prior to December 31, 2019.

In September 2019, LENSAR exclusively licensed certain intellectual property from a third-party for $3.5 million in cash for use in research and development activities. The amount was immediately expensed and is included in Research and development expense in the Consolidated Statement of Operations for the year ended December 31, 2019.

The components of intangible assets as of December 31, 2019 and 2018 were as follows:

	December 31, 2019			December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Acquired products rights [1]	$9,108	$—	$9,108	$36,143	$(2,258)	$33,885
Customer relationships [1,2,4]	5,049	(884)	4,165	8,028	(782)	7,246
Acquired technology [2,3,5]	11,500	(1,741)	9,759	11,011	(1,203)	9,808
Acquired trademarks [2]	570	(304)	266	570	(190)	380
	$26,227	$(2,929)	$23,298	$55,752	$(4,433)	$51,319
_______________
1  The Company acquired certain intangible assets as part of the Noden transaction which were subsequently impaired. The amount remaining at December 31, 2019 will be amortized on a straight-line basis over a weighted-average period of seven years.
2 The Company acquired certain intangible assets as part of its acquisition of LENSAR in May 2017. They are being amortized on a straight-line basis over a weighted-average period of 15 years. The intangible assets for customer relationships are being amortized using a double-declining method of amortization as such method better represents the economic benefits to be obtained. For a further discussion of the LENSAR transaction, see Note 24, Business Combinations.
3 The Company acquired certain intangible assets as part of the foreclosure on certain of Direct Flow Medical assets. In August 2019, the Company sold the DFM, LLC intangible assets for $5.0 million in cash and a single-digit percentage of any net final award received as part of the acquirer’s monetization process using the intangible assets. Prior to the sale, these intangible assets were being amortized on a straight-line basis over a weighted-average period of 10 years.
4 LENSAR acquired certain intangible assets for customer relationships from PES, which are being amortized using a double-declining method over a period of 20 years.
5 LENSAR acquired certain intangible assets from a third-party, which are being amortized on a straight-line basis over a period of 15 years.

Amortization expense for the years ended December 31, 2019, 2018 and 2017 was $6.3 million, $15.8 million and $24.7 million, respectively.

Based on the intangible assets recorded at December 31, 2019, and assuming no subsequent additions to or impairment of the underlying assets, the remaining amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2020	$2,753
2021	2,721
2022	2,616
2023	2,553
2024	2,530
Thereafter	10,125
Total remaining estimated amortization expense	$23,298

11. Asset Acquisition

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

The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed at the acquisition date:

(in thousands)	Amount

Equipment and inventory	$848
Fixed assets	67
Intangible assets (customer relationships)	1,845
Total identifiable assets	$2,760

Consideration paid at closing, cash	$1,200
Conversion consideration	920
Contingent consideration	640
Total fair value of consideration	$2,760

12. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
(in thousands)	2019	2018

Accrued rebates, chargebacks and other revenue reserves	$9,843	$20,133
Deferred revenue	3,907	8,811
Compensation	7,354	4,468
Interest	70	344
Legal	931	623
Other	6,201	4,933
Total	$28,306	$39,312

The following table provides a summary of activity with respect to the Company’s sales allowances and accruals for the year ended December 31, 2019:

(in thousands)	Discount and Distribution Fees	Government Rebates and Chargebacks	Assistance and Other Discounts	Product Returns	Total

Balance as of December 31, 2018	$3,094	$8,901	$3,457	$4,681	$20,133
Allowances for current period sales	5,090	12,104	5,003	1,720	23,917
Allowances for prior period sales	50	1,848	142	46	2,086
Credits/payments for current period sales	(3,813)	(8,843)	(4,186)	(276)	(17,118)
Credits/payments for prior period sales	(3,076)	(10,393)	(3,411)	(2,295)	(19,175)
Balance as of December 31, 2019	$1,345	$3,617	$1,005	$3,876	$9,843

13. Convertible Senior Notes

February 2018 Notes

On February 12, 2014, the Company issued $300.0 million in aggregate principal amount, at par, of the 4.0% Convertible Senior Notes due February 1, 2018 (the “February 2018 Notes”) Notes in an underwritten public offering, for net proceeds of $290.2 million. The February 2018 Notes were due February 1, 2018, and the Company paid interest at 4.0% on the February 2018 Notes semiannually in arrears on February 1 and August 1 of each year, beginning August 1, 2014. A portion of the proceeds from the February 2018 Notes, net of amounts used for purchased call option transactions and provided by the warrant transactions described below, were used to redeem $131.7 million of the Company’s 2.975% Convertible Senior Notes due February 17, 2016.

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

Interest expense for the February 2018 Notes on the Company’s Consolidated Statements of Operations was as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017

Contractual coupon interest	$—	$422	$5,058
Amortization of debt issuance costs	—	88	1,022
Amortization of debt discount	—	293	3,449
Total	$—	$803	$9,529

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

In September 2019, the Company entered into privately negotiated exchange agreements with certain holders of approximately $86.1 million aggregate principal amount of outstanding December 2021 Notes. The Company exchanged $86.1 million aggregate principal of December 2021 Notes for an identical principal amount of 2.75% Convertible Senior Notes due December 1, 2024 (the “December 2024 Notes”), plus a cash payment of $70.00 for each $1,000 principal amount tendered (“September Exchange Transaction”). See “December 2024 Notes” below. The terms of the remaining December 2021 Notes remained unchanged.

The September Exchange Transaction qualified as a debt extinguishment and the Company recognized a loss on exchange of the convertible notes of $3.9 million, which is included in Non-operating income (expense), net in the Consolidated Statement of Operations for the year ended December 31, 2019.

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, the Company was required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, the Company separated the principal balance of the December 2021 Notes between the fair value of the debt component with the remainder of the consideration being allocated to the equity component. Using an assumed borrowing rate of 9.5%, which represented the estimated market interest rate for a similar nonconvertible instrument available to the Company on the date of issuance, the Company recorded a debt discount of $4.3 million, allocated $23.8 million to Additional paid-in capital for the conversion feature and allocated $12.8 million to deferred tax liability. The debt discount, including the conversion feature and issuance costs allocated to debt, which remained after amortization and the effect of the September Exchange Transaction, is being amortized to interest expense over the term of the December 2021 Notes and increases interest expense during the term of the December 2021 Notes from the 2.75% cash coupon interest rate to an effective interest rate of 9.7%. As of December 31, 2019, the remaining discount amortization period is 1.9 years.

On December 17, 2019, the Company repurchased $44.8 million in aggregate principal amount of its December 2021 Notes for $39.9 million in cash and 3.5 million shares of its common stock in privately negotiated transactions (the “December Exchange Transaction”). It was determined that the repurchase of the principal amount should be accounted for as a partial extinguishment of the December 2021 Notes. As a result, a loss on extinguishment of $2.5 million was recorded at closing of the transaction. The loss on extinguishment included the de-recognition of a proportional share of the original issuance discount of $0.3 million and outstanding deferred issuance costs of less than $0.1 million.

The carrying value and unamortized discount of the December 2021 Notes were as follows:

(in thousands)	December 31, 2019	December 31, 2018

Principal amount of the December 2021 Notes	$19,170	$150,000
Unamortized discount of liability component	(2,220)	(25,356)
Net carrying value of the December 2021 Notes	$16,950	$124,644

Interest expense for the December 2021 Notes included in the Company’s Consolidated Statements of Operations was as follows:

	Year Ended December 31,
(in thousands)	2019	2018

Contractual coupon interest	$3,390	$4,125
Amortization of debt issuance costs	64	76
Amortization of debt discount	459	542
Amortization of conversion feature	5,973	6,611
Total	$9,886	$11,354

As of December 31, 2019 and 2018, the December 2021 Notes are not convertible.

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

In connection with the September Exchange Transaction, the Company unwound a portion of the capped call entered into when the December 2021 Notes were issued, as they were no longer scheduled to mature in 2021. This generated proceeds, of which $0.9 million, was paid to the Company. The $0.9 million proceeds from the unwind of the capped call, which reflected the value of the options outstanding at the time of the September Exchange Transaction and the average share price of the Company’s common stock were included as an increase to Additional paid-in capital within stockholders’ equity.

In connection with the December Exchange Transaction, the Company unwound a corresponding portion of the capped call related to the notes and repurchased 1.6 million shares of its common stock from the counterparty. The Company paid the capped call counterparty $3.1 million, representing $5.6 million for the common stock repurchased from the counterparty, net of $2.5 million owed from the counterparty to the Company for unwinding the capped call. The common stock repurchased was reflected as a decrease to Retained earnings within stockholders’ equity. The proceeds from the capped call were included as an increase to Additional paid-in capital within stockholders’ equity.

December 2024 Notes

On September 17, 2019, in connection with the September Exchange Transaction, the Company exchanged $86.1 million aggregate principal of December 2021 Notes for an identical aggregate original principal amount of December 2024 Notes, plus a cash payment of $70.00 for each $1,000 principal amount exchanged, totaling approximately $6.0 million. The December 2024 Notes are due December 1, 2024, and the Company pays interest at 2.75% on the December 2024 Notes semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2019. The original principal of the December 2024 Notes will accrete at a rate of 2.375% per year (“Accretion Interest”) commencing September 17, 2019 through the maturity of the December 2024 Notes. The accreted principal amount of the December 2024 Notes is payable in cash upon maturity and is included in Other long-term liabilities.

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

In accordance with the terms of the December 2024 Notes Indenture, the Company has the right, but not the obligation, to redeem all or any portion of the December 2024 Notes that is equal to $1,000 original principal amount or an integral multiple of $1,000 prior to their scheduled maturity on a redemption date beginning on or after December 1, 2021 and on or before the 60th scheduled trading day before December 1, 2024, for a cash purchase price equal to the redemption price, but only if the last reported sale price of Company common stock exceeds 128% of the conversion price for the December 2024 Notes on (i) each of at least 20 trading Days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the trading day immediately before the redemption notice date for such redemption; and (ii) the trading day immediately before such redemption notice date. The redemption price for the December 2024 Notes called for redemption is equal to the then accreted principal amount of such December 2024 Notes plus accrued but unpaid interest on the original principal amount thereon. The calling of any December 2024 Notes for redemption will constitute a make-whole fundamental change with respect to such notes, entitling the holders who convert such December 2024 Notes called for redemption prior to the applicable redemption date to receive an increase in the applicable conversion rate, as described in the December 2024 Notes Indenture.

The initial conversion rate for the December 2024 Notes is 262.2951 shares of the Company’s common stock per $1,000 original principal amount of December 2024 Notes, which is equivalent to an initial conversion price of approximately $3.81 per share of common stock, subject to adjustments upon the occurrence of certain specified events as set forth in the December 2024 Notes Indenture.

In accordance with the accounting guidance for an extinguishment of convertible debt instruments with a cash conversion feature, the Company was required to allocate the fair value of the consideration transferred between the liability component and the equity component. To calculate the fair value of the debt immediately prior to derecognition, the carrying value was recalculated in a manner that reflected the estimated market interest rate for a similar nonconvertible instrument at the date of issuance. Using an assumed borrowing rate of 7.05% the Company calculated the fair value of the debt representing the amount allocated to the liability component of the December 2024 Notes with the remainder of the consideration allocated to the equity conversion feature, to reflect the reacquisition of the embedded conversion option. The conversion feature together with the fees allocated to the debt are accounted for as a debt discount. As a result of the September Exchange Transaction, the Company recorded a total debt discount of $9.4 million, which included the cash conversion feature of $8.1 million and the debt issuance fees of $1.3 million, charged $5.5 million to Additional paid-in capital ($13.5 million charge to Additional paid-in capital representing the reduction to the 2021 equity component, partially offset by the $8.1 million allocated to equity for the 2024 notes) and recorded $1.2 million to deferred tax liability. The net amount charged to Additional paid-in capital represents the difference between the consideration paid for the September Exchange Transaction and the fair value of the convertible debt prior to the extinguishment.

The Accretion Interest and debt discount, including the conversion feature and issuance costs allocated to debt, are being amortized to interest expense over the term of the December 2024 Notes which increases interest expense during the term of the December 2024 Notes from the 2.75% cash coupon interest rate to an effective interest rate of 7.5%. As of December 31, 2019, the remaining discount amortization period is 4.9 years.

On December 17, 2019, in connection with the December Exchange Transaction, the Company repurchased $74.6 million in aggregate principal amount of its December 2024 Notes for $58.0 million in cash and 9.9 million shares of its common stock in privately negotiated transactions. It was determined that the repurchase of the principal amount should be accounted for as a partial extinguishment of the December 2024 Notes. As a result, a loss on extinguishment of $2.1 million was recorded at closing of the transaction. The loss on extinguishment included the de-recognition of a proportional share of the deferred issuance costs of $1.1 million.

The carrying value, accretion and unamortized discount of the December 2024 Notes were as follows:

(in thousands)	December 31, 2019

Principal amount of the December 2024 Notes	$11,500
Unamortized discount of liability component	(1,200)
Net carrying value of the December 2024 Notes	$10,300

Interest expense for the December 2024 Notes included in the Company’s Consolidated Statement of Operations was as follows:

Year Ended
(in thousands)	December 31, 2019

Contractual coupon interest	$598
Accretion Interest on outstanding principal	517
Amortization of debt issuance costs	53
Amortization of conversion feature	350
Total	$1,518

Capped Call Transaction

In connection with the issuance of the December 2024 Notes in the September Exchange Transaction, the Company entered into a privately-negotiated capped call transaction with an affiliate of the underwriter of such issuance. The aggregate cost of the capped call transaction was $4.5 million. The capped call transaction is generally expected to reduce the potential dilution upon conversion of the December 2024 Notes and/or partially offset any cash payments the Company is required to make in excess of the principal amount of converted December 2024 Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the capped call transaction, is greater than the strike price of the capped call transaction. This initially corresponds to the approximate $3.81 per share conversion price of the December 2024 Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the December 2024 Notes. The cap price of the capped call transaction was initially $4.88 per share and is subject to certain adjustments under the terms of the capped call transaction. The Company will not be required to make any cash payments to the option counterparty upon the exercise of the options that are a part of the capped call transaction, but the Company will be entitled to receive from it an aggregate amount of cash and/or number of shares of the Company’s common stock, based on the settlement method election chosen for the related convertible senior notes, with a value equal to the amount by which the market price per share of the Company’s common stock, as measured under the terms of the capped call transaction, is greater than the strike price of the capped call transaction during the relevant valuation period under the capped call transaction, with such number of shares of the Company’s common stock and/or amount of cash subject to the cap price.

The Company evaluated the capped call transaction under authoritative accounting guidance and determined that it should be accounted for as a separate transaction and classified as a net reduction to additional paid-in capital within stockholders’ equity with no recurring fair value measurement recorded.

In connection with the December Exchange Transaction, the Company unwound a corresponding portion of the capped call related to the notes and repurchased 1.6 million shares of its common stock from the counterparty. The Company paid the capped call counterparty $1.2 million, representing $5.4 million for the common stock repurchased from the counterparty, net of $4.2 million owed from the counterparty to the Company for unwinding the capped call. The common stock repurchased was reflected as a decrease to Retained earnings within stockholders’ equity. The proceeds from the capped call were included as an increase to Additional paid-in capital within stockholders’ equity.

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

As of December 31, 2019, the future minimum principal payments under the December 2021 and December 2024 Notes were:

(in thousands)	December 2021 Notes	December 2024 Notes	Total

2020	$—	$—	$—
2021	19,170	—	19,170
2022	—	—	—
2023	—	—	—
2024	—	11,500	11,500
Thereafter	—	—	—
Total	$19,170	$11,500	$30,670

14. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	December 31,
(in thousands)	2019	2018

Uncertain tax positions	$37,574	$31,706
Deferred tax liability	484	13,847
Accrued lease liability	10,700	10,700
Long-term incentive	—	125
Other	1,140	465
Total	$49,898	$56,843

15. Commitments and Contingencies

Lease Guarantee

In connection with the spin-off by the Company of Facet Biotech Corporation (“Facet”), the Company entered into amendments to the leases for the Company’s former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify the Company for all matters related to the leases attributable to the period after the spin-off date. In April 2010, Abbott Laboratories acquired Facet and later renamed the entity AbbVie Biotherapeutics, Inc. (“AbbVie”). If AbbVie were to default under its lease obligations, the Company could be held liable by the landlord as a co-tenant and, thus, the Company has in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of December 31, 2019, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $22.6 million.

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

The Company has recorded a liability of $10.7 million on its Consolidated Balance Sheets as of December 31, 2019 and 2018, related to this guarantee. In future periods, the Company may adjust this liability for any changes in the ultimate outcome of this matter that are both probable and estimable.

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

Purchase Obligations

Noden DAC and Novartis entered into a supply agreement pursuant to which Novartis will manufacture and supply to Noden DAC a bulk tableted form of the Noden Products and active pharmaceutical ingredient (“API”). In May 2019, Noden DAC and Novartis entered into an amended supply agreement pursuant to which Novartis will supply to Noden DAC a bulk tableted form of the Noden Products through 2020 and API through June 2021. The supply agreement may be terminated by either party for material breach that remains uncured for a specified time period. Under the terms of the amended supply agreement, Noden DAC is committed to purchase certain quantities of bulk product and API that would amount to approximately $61.7 million through June 2021, of which $39.8 million is committed over the next twelve months, which are guaranteed by the Company. While the supply agreement provides that the parties will agree to reasonable accommodations with respect to changes in firm orders, the Company expects that Noden DAC will meet the requirements of the supply agreement, unless otherwise negotiated.

LENSAR entered into various supply agreements for the manufacture and supply of certain components. The supply agreements commit LENSAR to a minimum purchase obligation of approximately $10.4 million over the next twenty-four months of which $9.6 million is due in the next 12 months, a portion of which are guaranteed by the Company. LENSAR expects to meet these requirements.

Escrow Receivable

On April 1, 2014, the Company entered into a note purchase agreement with Accel 300, a wholly-owned subsidiary of kaléo, Inc. (“kaléo”), pursuant to which the Company acquired $150.0 million of secured notes due 2029 (the “kaléo Note”). The kaléo Note was issued pursuant to an indenture between Accel 300 and U.S. Bank, National Association, as trustee, and was secured by 20% of net sales of its first approved product, Auvi-Q® (epinephrine auto-injection, USP) (known as Allerject® in Canada) and 10% of net sales of kaléo’s second proprietary auto-injector based product, EVZIO (naloxone hydrochloride injection) (the “kaléo Revenue Interests”), and a pledge of kaléo’s equity ownership in Accel 300.
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

16. Stockholders’ Equity

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

On September 24, 2018, the Company announced that its board of directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $100.0 million pursuant to a share repurchase program. Repurchases under this share repurchase program were made from time to time in the open market or in privately negotiated transactions and funded from the Company’s working capital. All shares of common stock repurchased under this repurchase program were retired and restored to authorized but unissued shares of common stock at July 31, 2019. The Company repurchased 31.0 million shares of its common stock under this share repurchase program for an aggregate purchase price of $100.0 million, or an average cost of $3.22 per share, including trading commissions.

On December 9, 2019, the Company announced that its board of directors authorized the repurchase of issued and outstanding shares of the Company's common stock and convertible notes up to an aggregate value of $200 million. On December 16, 2019, the Company announced that its board of directors approved a $75 million increase to the aforementioned $200 million repurchase program to acquire outstanding PDL common stock and convertible notes. Repurchases under the new repurchase program will be made from time to time in the open market or in privately negotiated transactions and funded from the Company’s working capital. The amount and timing of such repurchases will depend upon the price and availability of shares or convertible notes, general market conditions and the availability of cash. Repurchases may also be made under a trading plan under Rule 10b5-1, which would permit shares or convertible notes to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. All shares of common stock repurchased under the Company’s new share repurchase program are expected to be retired and restored to authorized but unissued shares of common stock. All convertible notes repurchased under the program will be retired. As of December 31, 2019, the Company had repurchased $44.8 million in aggregate principal amount of 2021 Convertible Notes and $74.6 million in aggregate principal amount of 2024 Convertible Notes for consideration consisting of a cash payment of $97.9 million and the issuance of 13.4 million shares of the Company’s common stock. As of December 31, 2019, the Company had not repurchased any shares of common stock under this program. This repurchase program may be suspended at any time without notice.

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

The balance of “accumulated other comprehensive (loss) income,” net of tax, was as follows:

(in thousands)	Unrealized gains (losses) on available-for- sale securities	Total Accumulated Other Comprehensive Income

Balance at December 31, 2016	$—	$—

Activity for the year ended December 31, 2017	1,181	1,181
Ending Balance at December 31, 2017	1,181	1,181

Activity for the year ended December 31, 2018	(1,181)	(1,181)
Ending Balance at December 31, 2018	—	—

Activity for the year ended December 31, 2019	—	—
Ending Balance at December 31, 2019	$—	$—

18. Stock-Based Compensation

The Company grants restricted stock awards and stock options pursuant to a stockholder approved stock-based incentive plan.

The following table summarizes the Company’s stock option and restricted stock award compensation expense during the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
Stock-based Compensation	2019	2018	2017
(in thousands)
Employees and directors	$6,907	$4,758	$3,138

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on the historical volatility of our common stock over the estimated expected life of the options. The expected term represents the period of time the options are expected to be outstanding. The expected term is based on the “simplified method” as defined by the SEC Staff Accounting Bulletin No. 110 (Topic 14.D.2). The Company uses the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the options. The risk-free rate is based on yields on U.S. Treasury securities with a maturity similar to the estimated expected term of the options. The fair value of restricted stock awards is based on the closing price of the Company’s common stock on the grant date.

The fair value of our stock options was estimated assuming no expected dividends and the following weighted-average assumptions:

	Year Ended December 31,
	2019			2018			2017

Range of expected term (in years)	3.5	-	6.1	3.5	-	6.0	3.7
Range of risk-free interest rate	1.5%	-	3.0%	2.7%	-	3.0%	2.0%
Expected volatility	40%			40%			44%

Stock-Based Incentive Plans

2005 Equity Incentive Plan

The Company currently has one active stock-based incentive plan under which it may grant stock-based awards to the Company’s employees, directors and non-employees.

Under the Company’s Amended and Restated 2005 Equity Incentive Plan effective June 8, 2018 (the “2005 Equity Incentive Plan”), the Company is authorized to issue a variety of incentive awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance share and performance unit awards, deferred compensation awards and other stock-based or cash-based awards. As of December 31, 2019, awards granted under the 2005 Equity Incentive Plan consisted of stock options and restricted stock awards. There were no other grants of any other award types under the 2005 Equity Incentive Plan.

In June 2018, the Company’s stockholders approved an amendment and restatement of the 2005 Equity Incentive Plan that increased the number of shares available for grant by 15,000,000 to 26,200,000. The number of shares of common stock authorized for issuance, shares of common stock issued upon exercise of options or grant of restricted stock awards, shares of common stock subject to outstanding awards and shares available for grant under this plan as of December 31, 2019, are as follows:

Title of Plan	Total Shares of Common Stock Authorized	Total Shares of Common Stock Issued	Total Shares of Common Stock Available for Grant

2005 Equity Incentive Plan	26,200,000	15,889,993	10,310,007

Stock Options

The following table summarizes the option activity under the 2005 Equity Incentive Plan for the year ended December 31, 2019:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at beginning of year	6,908	$2.76	9.1	$1,099
Granted	5,796	$3.58
Forfeited	(1,052)	$3.27
Outstanding at end of year	11,652	$3.12	8.5	$3,473

Exercisable at end of year	3,154	$2.77	8.1	$1,526

Options to purchase common stock generally vest over a 3 or 4-year period and are generally granted for a term of 10 years.

The weighted-average grant-date fair value of options granted during the year ended December 31, 2019 was $1.49. The total fair value of options vested during the year ended December 31, 2019 was approximately $5.6 million. Total unrecognized compensation expense of $7.8 million related to options will be recognized over a weighted-average period of 1.6 years.

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

The following table summarizes the restricted stock award activity under the 2005 Equity Incentive Plan for the year ended December 31, 2019:

	2019
	Number of shares	Weighted-average grant-date fair value per share
	(in thousands)
Unvested at beginning of year	723	$2.79
Awards granted	917	$3.62
Awards vested	(519)	$2.79
Withheld related to net settlement	(64)	$2.78
Forfeited	(124)	$3.18
Unvested at end of year	933	$3.56

The total fair value of restricted stock awards vested during the years ended December 31, 2019, 2018 and 2017 was approximately $1.4 million, $2.1 million and $2.8 million, respectively.

The weighted-average grant date fair value for restricted stock awards granted under the 2005 Equity Incentive Plan for the years end December 31, 2019, 2018 and 2017 was $3.62, $2.61 and $2.15, respectively.

At December 31, 2019, there was approximately $1.6 million of total unrecognized compensation expense related to restricted stock awards granted under the 2005 Equity Incentive Plan, which is expected to be recognized over a weighted-average period of 1.2 years.

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

Inducement Stock Option Activity

As of December 31, 2019, all stock option awarded under the non-statutory inducement stock option agreement were outstanding and 373,719 shares were exercisable. The total fair value of options vested during the year ended December 31, 2019 was approximately $0.5 million. Total unrecognized compensation expense of $0.2 million related to these options will be recognized over a weighted-average period of 1.8 years.

Inducement Restricted Stock

As of December 31, 2019, 80,067 shares of restricted stock awarded under the non-statutory inducement restricted stock agreement were outstanding and unvested. The total fair value of the restricted stock awards vested during the year ended December 31, 2019 was approximately $0.3 million.

Compensation expense associated with unvested restricted stock awards is recognized on a straight-line basis over the vesting period. At December 31, 2019, there was approximately $0.1 million of total unrecognized compensation expense related to restricted stock awards granted under the non-statutory inducement restricted stock agreement, which is expected to be recognized over a weighted-average period of 1.0 year.

19. Revenue from Contracts with Customers

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers by segment and geographic location as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. In the following table, revenue is disaggregated by segment and primary geographical market for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019		Year Ended December 31, 2018
(in thousands)	Medical Devices	Pharmaceutical	Medical Devices	Pharmaceutical

Primary geographical markets:
North America	$10,155	$26,034	$7,425	$41,900
Europe	3,438	22,816	2,451	25,259
Asia	11,536	6,243	7,136	13,637
Other	433	—	377	—
Total revenue from contracts with customers [1]	$25,562	$55,093	$17,389	$80,796
_______________
1 The table above does not include lease revenue from the Company’s Medical Devices segment of $5.2 million and $7.3 million for the years ended December 31, 2019 and 2018, respectively. For additional information, see Note 8, Leases.

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

(in thousands)	December 31, 2019	December 31, 2018

Receivables, current and non-current, net	$10,777	$20,655
Contract assets	$3,512	$2,595
Contract liabilities	$4,024	$8,938

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

Contract Assets—The Company’s contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing or associated reporting from the customer regarding the computation of the net product sales has not yet occurred. The Company classifies contract assets in Prepaid and other current assets in the Company’s Consolidated Balance Sheets based on the timing of when it expects to receive payment.

(in thousands)	Medical Devices	Pharmaceutical	Total

Contract assets at December 31, 2018	$—	$2,595	$2,595
Contract assets recognized	—	12,259	12,259
Payments received	—	(11,342)	(11,342)
Contract assets at December 31, 2019	$—	$3,512	$3,512

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

(in thousands)	Medical Devices	Pharmaceutical	Total

Contract liabilities at December 31, 2018	$1,167	$7,771	$8,938
Additions	916	2,123	3,039
Amounts recognized in revenue	(1,008)	(6,945)	(7,953)
Contract liabilities at December 31, 2019	$1,075	$2,949	$4,024

Transaction Price Allocated to Future Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

	Twelve months ended
(in thousands)	December 31, 2020	Thereafter	Total

Pharmaceutical product sales	$2,326	$—	$2,326
Medical device sales	$5,473	$6,280	$11,753

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with original expected lengths of one year or less or (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for the products delivered or services performed.

20. Segment Information

In connection with its investment in Evofem in the second quarter of 2019, the Company added a fourth reportable segment, “Strategic Positions.” This had no impact on the Company’s prior segment reporting structure.

Information regarding the Company’s segments for the year ended December 31, 2019 and 2018 is as follows:

Revenues by segment	Year Ended December 31,
(in thousands)	2019	2018

Medical Devices	$30,742	$24,652
Strategic Positions	—	—
Pharmaceutical	55,093	80,796
Income Generating Assets	(31,078)	92,662
Total revenues	$54,757	$198,110

(Loss) income by segment	Year Ended December 31,
(in thousands)	2019	2018

Medical Devices	$(5,230)	$(5,086)
Strategic Positions	28,758	—
Pharmaceutical	(19,048)	(98,368)
Income Generating Assets	(74,891)	34,595
Total net (loss) income	$(70,411)	$(68,859)

Long-lived assets by segment	Year Ended December 31,
(in thousands)	2019	2018

Medical Devices	$2,435	$3,545
Strategic Positions	—	—
Pharmaceutical	2,960	3,682
Income Generating Assets	125	160
Total long-lived assets	$5,520	$7,387

The operations for the Medical Devices segment are primarily located in the United States and the operations for the Pharmaceutical segment are primarily located in Italy, Ireland and the United States.

21. Concentration of Credit Risk

Product Line Concentration

The percentage of total revenue recognized, which individually accounted for 10% or more of the Company’s total revenues in one or more of the periods presented below, was as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017

AcelRx	(104)%	(1)%	2%
Assertio	48%	42%	52%
Biogen	—%	2%	11%
LENSAR	56%	12%	5%
Noden	101%	41%	22%

Total revenues by geographic area are based on the country of domicile of the counterparty to the agreement are as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017

United States	$10,143	$148,622	$291,448
Europe	26,254	27,709	16,144
Rest of world	18,360	21,779	12,468
Total revenues	$54,757	$198,110	$320,060

The following tables presents total receivables which individually account for 10% or more of the Company’s total receivables balance:

	December 31,
(in thousands)	2019	2018

Assertio	$3,176	$—
Cardinal Health	$1,071	$2,732
McKesson	$1,311	$2,352
AmerisourceBergen	$823	$4,330

22. Income Taxes

For financial reporting purposes, (loss) income before income taxes includes the following components:

	Years Ended December 31,
(in thousands)	2019	2018	2017
United States	$(54,861)	$48,844	$195,865
Foreign	(18,879)	(104,766)	(11,338)
Total	$(73,740)	$(55,922)	$184,527

The provision for income taxes for the years ended December 31, 2019, 2018 and 2017 consisted of the following:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Current income tax expense (benefit)
Federal	$3,750	$2,169	$31,338
State	2,141	1,029	2,843
Foreign	1,677	(4,107)	529
Total current	7,568	(909)	34,710
Deferred income tax (benefit) expense
Federal	(11,062)	11,497	36,911
State	445	1,313	2,591
Foreign	—	1,036	(386)
Total deferred	(10,617)	13,846	39,116
Total provision	$(3,049)	$12,937	$73,826

A reconciliation of the income tax provision computed using the U.S. statutory federal income tax rate compared to the income tax provision for income included in the Consolidated Statements of Operations is as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Tax at U.S. statutory rate on (loss) income before income taxes	$(15,485)	$(11,744)	$64,589
Change in valuation allowance	5,570	11,226	1,807
State taxes	2,149	1,376	1,496
Change in uncertain tax positions	1,513	809	681
Foreign income	—	1,048	3,231
Foreign rate differential	1,603	8,936	1,356
Change in tax rate reform	—	—	716
True-ups	249	939	—
Other	1,352	347	(50)
Total	$(3,049)	$12,937	$73,826

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

	December 31,
(in thousands)	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$19,789	$11,713
Research and other tax credits	1,448	1,580
Intangible assets	—	2,203
Stock-based compensation	1,781	1,130
Accruals	1,969	2,362
Debt modifications	7,189	4,661
Capital loss carryforward	1,213	1,866
Other	9,609	6,642
Total deferred tax assets	42,998	32,157
Valuation allowance	(22,143)	(13,271)
Total deferred tax assets, net of valuation allowance	20,855	18,886
Deferred tax liabilities:
Debt modifications	(308)	(2,981)
Intangible assets	(20,720)	(28,214)
Other	(311)	—
Total deferred tax liabilities	(21,339)	(31,195)
Net deferred tax liabilities	$(484)	$(12,309)

As of December 31, 2019 and 2018, the Company had federal net operating loss carryforwards of $108.6 million and $101.7 million, respectively. As of December 31, 2019 and 2018, the Company also had state net operating loss carryforwards of $63.9 million and $70.8 million, respectively, excluding $215.5 million of California net operating losses available to offset assessments, if any, resulting from the current audit by the California Franchise Tax Board. The federal and state net operating loss carryforwards will begin expiring in the year 2023, if not utilized. As of December 31, 2019 and 2018, the Company had $2.2 million of federal tax credits that will begin expiring in the year 2025, if not utilized. As of December 31, 2019 and 2018, the Company had $19.3 million of state tax credit carryforwards that do not expire. As of December 31, 2019 and 2018, the Company had $125.6 million and $73.0 million, respectively, of net operating loss carryforwards in Ireland that do not expire.

Utilization of the federal and state net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization. Of the Company’s $108.6 million of federal net operating loss carryforwards as of December 31, 2019, $28.7 million are subject to an annual limitation of $1.8 million for each of the years ending December 31, 2019 to 2022, and $1.3 million for the year ending December 31, 2023. As of December 31, 2019, the Company estimates that at least $22.0 million of federal net operating loss carryforwards and none of the state net operating losses will expire unutilized. Tax attributes acquired from LENSAR may be subject to separate return limitations that may limit the corporation’s ability to use the acquired net operating losses and credits. Furthermore, under the 2017 Tax Act, although the treatment of tax losses generated in taxable years ending before December 31, 2017 has not changed, tax losses generated in taxable years beginning after December 31, 2017 may only be utilized to offset 80% of taxable income annually. This change may require the Company to pay additional federal income taxes in future years if additional losses are generated post 2017.

As of December 31, 2019, the Company determined that it was more likely than not that certain deferred tax assets would not be realized in the near future and had a $22.1 million valuation allowance against deferred tax assets. The net change in total valuation allowance for each of the years ending December 31, 2019 and 2018, was an increase of $8.9 million and $11.2 million, respectively. $1.2 million of the valuation allowance at December 31, 2019, is related to capital losses that have limited carryforward utilization. The Company does not have an expectation of future capital gains against which such losses could be utilized and as such determined that it was more likely than not that such deferred tax assets would not be realized. $14.7 million of the valuation allowance at December 31, 2019, is related to Ireland deferred tax assets that the Company determined it was more likely than not would not be realized. $6.2 million of the valuation allowance at December 31, 2019 is related to federal and state deferred tax assets that the Company determined it was more likely than not would be realized.

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

The Tax Cuts and Job Act of 2017 significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate (from a top rate of 35% to a flat rate of 21%), implementing elements of a territorial tax system, and imposing a one-time deemed repatriation transition tax on cumulative undistributed foreign earnings, for which the Company has not previously paid U.S. taxes.
A reconciliation of the Company’s unrecognized tax benefits, excluding accrued interest and penalties, for 2019, 2018 and 2017 is as follows:

	December 31,
(in thousands)	2019	2018	2017
Balance at the beginning of the year	$80,783	$79,179	$59,429
Increases related to tax positions from prior fiscal years	3,927	1,604	783
Increases related to tax positions taken during current fiscal year	—	—	18,967
Decreases related to tax positions from prior fiscal years	(497)	—	—
Balance at the end of the year	$84,213	$80,783	$79,179

The future impact of the unrecognized tax benefit of $84.2 million, if recognized, is as follows: $27.9 million would affect the effective tax rate and $56.3 million would result in adjustments to deferred tax assets and valuation allowances. The Company periodically evaluates its exposures associated with our tax filing positions. The Company is currently under audit by the California Franchise Tax Board and the Internal Revenue Service. The timing of the audit resolution and the amount to be ultimately paid (if any) is uncertain. The outcome of these audits could result in the payment of tax amounts that differ from the amounts the Company has reserved for uncertain tax positions for the periods under audit resulting in incremental expense or a reversal of the Company’s reserves in a future period. At this time, the Company does not anticipate a material change in the unrecognized tax benefits related to the California or Internal Revenue Service audits that would affect the effective tax rate, deferred tax assets or valuation allowances over the next 12 months.

Estimated interest and penalties associated with unrecognized tax benefits increased our income tax expense in the Consolidated Statements of Operations by $1.6 million, during the year ended December 31, 2019 and $1.0 million during each of the years ended December 31, 2018 and 2017, respectively. In general, our income tax returns are subject to examination by U.S. federal, state and local tax authorities for tax years 2000 forward. Interest and penalties associated with unrecognized tax benefits accrued on the balance sheet were $9.7 million and $8.0 million as of December 31, 2019 and 2018, respectively. The Company is currently under income tax examination by the State of California for the tax years 2009 through 2015 and by the Internal Revenue Service for the tax year 2016.

23. Net (Loss) Income per Share

Net (Loss) Income per Basic and Diluted Share	Year Ended December 31,
(in thousands, except per share amounts)	2019	2018	2017
Numerator
(Loss) income attributable to the PDL’s stockholders used to compute net (loss) income per basic and diluted share	$(70,411)	$(68,859)	$110,748

Denominator
Total weighted-average shares used to compute net (loss) income attributable to PDL's stockholders, per basic share	118,631	145,669	155,394
Restricted stock outstanding	—	—	863
Shares used to compute net (loss) income attributable to PDL’s stockholders, per diluted share	118,631	145,669	156,257

Net (loss) income attributable to PDL’s stockholders, per share - basic	$(0.59)	$(0.47)	$0.71
Net (loss) income attributable to PDL’s stockholders, per share - diluted	$(0.59)	$(0.47)	$0.71

The Company computes net (loss) income per diluted share using the sum of the weighted-average number of common and common equivalent shares outstanding common equivalent shares used in the computation of net (loss) income per diluted share include shares that may be issued pursuant to outstanding stock options and restricted stock awards in each case, on a weighted-average basis for the period they were outstanding, including, if applicable, the underlying shares using the treasury stock method.

The February 2018 Notes that were repaid on February 1, 2018, the December 2021 Notes and the December 2024 Notes allow, or previously allowed, for the settlement entirely or partially in cash, and are accounted for under the treasury stock method. Under the treasury stock method, the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount. The effect of which, for diluted earnings per share purposes, is that only the number of shares of common stock that would be necessary to settle such excess, if the Company elected to settle such excess in shares, are included in the computation.

December 2021 Notes and December 2024 Notes Capped Call Potential Dilution

In November 2016, the Company issued $150.0 million in aggregate principal of the December 2021 Notes. In September 2019, the Company entered into the September Exchange Transaction through which it exchanged a portion of the December 2021 Notes for the December 2024 Notes. Both the December 2021 Notes and the December 2024 Notes provide in certain situations for the conversion of the outstanding principal amount into shares of the Company’s common stock at a predefined conversion rate. In conjunction with the issuance of the December 2021 Notes and the issuance of the December 2024 Notes pursuant to the September Exchange Transaction, the Company entered into capped call transactions, with a hedge counterparty. The capped call transactions are expected generally to reduce the potential dilution, and/or offset, to an extent, the cash payments the Company may choose to make in excess of the principal amount, upon conversion of the December 2021 Notes or the December 2024 Notes. The Company has excluded the capped call transaction from the net (loss) income per diluted share computation as such securities would have an anti-dilutive effect and those securities should be considered separately rather than in the aggregate in determining whether their effect on net (loss) income per diluted share would be dilutive or anti-dilutive. For additional information regarding the conversion rates and the capped call transactions related to the Company’s December 2021 Notes and December 2024 Notes; see Note 13, Convertible Senior Notes.

Anti-Dilutive Effect of Restricted Stock Awards and Stock Options

For the years ended December 31, 2019, 2018 and 2017, the Company excluded approximately 1,013,000, 1,139,000, and 1,830,000 shares, respectively, underlying restricted stock awards, calculated on a weighted-average basis, from it’s net (loss) income per diluted share calculations because their effect was anti-dilutive.

For the years ended December 31, 2019, 2018 and 2017, the Company excluded approximately 11,192,000, 3,892,000 and 502,000 shares underlying outstanding stock options, respectively, calculated on a weighted-average basis, from the Company’s net (loss) income per diluted share calculations because their effect was anti-dilutive.

24. Business Combinations

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

Assets Acquired and Liabilities Assumed

The following table summarizes the fair values of the identifiable intangible assets acquired and liabilities assumed at the acquisition date:

(in thousands)	Amount

Cash	$1,983
Tangible assets	18,647
Intangible assets [1]	11,970
Net deferred tax assets	25,723
Total identifiable assets	58,323
Current liabilities	(6,673)
Total liabilities assumed	(6,673)

Net loss on derecognition of notes receivables	(10,615)
Gain on bargain purchase, net of loss on extinguishment of notes receivable	(9,309)
Total fair value of consideration	$31,726
______________
1 As of the effective date of the transaction, identifiable intangible assets are required to be measured at fair value. The fair value measurement is based on significant inputs that are unobservable in the market and thus represents a Level 3 measurement. The Company used an income approach to estimate the preliminary fair value of the intangibles which includes technology, trademarks and customer relationships. The assumptions used to estimate the cash flows of the business included a discount rate of 16%, estimated gross margins ranging from 37-72%, income tax rate of 35%, and operating expenses consisting of direct costs based on the anticipated level of revenues. The intangible assets have a weighted-average useful life of approximately 15 years. The intangible assets for acquired technology and trademarks are being amortized over their estimated useful lives using the straight-line method of amortization. The intangible assets for customer relationship are being amortized using a double-declining method of amortization as such method better represents the economic benefits to be obtained.

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

Wellstat Litigation

On September 4, 2015, the Company filed in the Supreme Court of New York a motion for summary judgment in lieu of complaint which requested that the court enter judgment against Wellstat Diagnostics Guarantors for the total amount due on the Wellstat Diagnostics debt, plus all costs and expenses including lawyers’ fees incurred by the Company in enforcement of the related guarantees. On July 29, 2016, the court issued its Memorandum of Decision granting the Company’s motion for summary judgment and denying the Wellstat Diagnostics Guarantors’ cross-motion for summary judgment seeking a determination that they were no longer liable under the guarantees. The Supreme Court of New York held that the Wellstat Diagnostics Guarantors are liable for all “Obligations” owed by Wellstat Diagnostics to the Company. It did not set a specific dollar amount due, but ordered that a judicial hearing officer or special referee be designated to determine the amount of the Obligations owing, and awarded the Company its attorneys’ fees and costs in an amount to be determined. On July 29, 2016, the Wellstat Diagnostics Guarantors filed a notice of appeal from the Memorandum of Decision to the Appellate Division of the Supreme Court of New York. On February 14, 2017, the Appellate Division reversed the summary judgment decision of the Supreme Court in the Company’s favor, but affirmed the denial of the Wellstat Diagnostics Guarantors’ cross-motion for summary judgment. The Appellate Division determined that the action was inappropriate for summary judgment pursuant to New York Civil Practice Law & Rules section 3213 on procedural grounds, but specifically made no determination regarding whether the Company was entitled to a judgment on the merits. Pursuant to this decision, the action was remanded to the Supreme Court for further proceedings on the merits. The proceeding has been conducted as a plenary proceeding, with both parties having the opportunity to take discovery and file dispositive motions in accordance with New York civil procedure. On September 11, 2019, the Supreme Court of New York granted the Company’s summary judgment motion, the court holding that the guarantees executed by the Wellstat Diagnostics Guarantors are valid and enforceable, and that the Wellstat Diagnostics Guarantors are liable for the amount owed under the loan agreement. The court ordered a damages hearing before a special referee to calculate the amount owed under the loan agreement between Wellstat Diagnostics and the Company. On September 12, 2019, the Wellstat Diagnostics Guarantors filed a notice of appeal of the Supreme Court of New York’s decision on summary judgment. On September 17, 2019, the Wellstat Diagnostics Guarantors requested a stay of the enforcement of the New York Supreme Court’s decision pending their appeal of the decision, which was denied on November 21, 2019. A damages hearing was scheduled to begin before a judicial hearing officer on December 17, 2019. At the request of the judicial hearing officer, the parties agreed to mediate their dispute prior to the commencement of the damages hearing. As a result, no decision has been made by the hearing officer with respect to the amount of damages owed to the Company.

Glumetza Class Action Antitrust Litigation

On September 18, 2019, the City of Providence filed a civil antitrust suit on behalf of a putative class of payors in the Northern District of California against Bausch Health Companies, Inc., Salix Pharmaceuticals, Inc., Santarus, Inc., Assertio Therapeutics, Inc., Lupin Pharmaceuticals, Inc. and the Company, inter alia, alleging that a patent settlement agreement between Assertio and Lupin unlawfully restrained competition in an alleged market for Glumetza and its AB-rated generic equivalents sold in the United States. The plaintiffs claim that the settlement agreement violated the federal Sherman Act and various state antitrust laws. The Company was a named defendant by certain End Payor Plaintiffs (EPPs) due to its purchase from Assertio in 2013 of a royalty asset based on sales of Glumetza. On January 21, 2020, the EPPs voluntarily dismissed their claims against the Company, without prejudice. The Company has agreed to toll the running of statute of limitations for a limited period of time and to respond to certain discovery requests, subject to reasonable objections.

Noden Pharma DAC v Anchen Pharmaceuticals, Inc. et al

On June 12, 2017, Noden Pharma DAC filed a complaint against Anchen and Par Pharmaceutical (“Par”) for infringement of U.S. Patent No. 8,617,595 based on their submission of an ANDA seeking authorization from the FDA to market a generic version of Tekturna® aliskiren hemifumarate tablets, 150 mg and 300 mg, in the United States. Noden Pharma DAC’s suit triggered a 30-month stay of FDA approval of that application under the Hatch Waxman Act. Par filed a counterclaim seeking a declaratory judgment that their proposed generic version of Tekturna HCT® aliskiren hemifumarate hydrochlorothiazide tablets (150 mg eq. base/12.5 mg HCT, 150 mg eq. base/25 mg HCT, 300 mg eq. base/12.5 mg HCT, and 300 mg eq. base/25 mg HCT), described in a separate ANDA submitted by Par to FDA, alleging noninfringement of U.S. Patent No. 8,618,172 (“the ‘172 Patent”), also owned by Noden Pharma DAC. This case was litigated in the United States District Court for the District of Delaware. In March of 2018, the Parties filed a joint stipulation of dismissal of the defendants’ counterclaim seeking a declaratory judgment of non-infringement of the ‘172 Patent. In the stipulation, Anchen and Par agreed that they will not seek, or otherwise join or assist in, any post-grant review, including inter partes review, of the ‘172 patent or U.S. Patent No. 9,023,893. The defendants further stipulated that they will not seek marketing approval of Par’s ANDA or submit any other ANDA seeking approval to market aliskiren hemifumarate hydrochlorothiazide prior to the expiration of the ‘172 Patent in July of 2028. Both the ‘172 Patent and the ‘893 Patent are listed in the Orange Book for Tekturna HCT. On June 8, 2018, Noden and Anchen entered into the Settlement Agreement. Under the Settlement Agreement, the parties agreed to file a stipulation of dismissal with the court to facilitate dismissal of the litigation in its entirety, with prejudice. In the Settlement Agreement, Noden granted Anchen a non-exclusive, royalty free, fully paid up and non-transferable license to manufacture and commercialize in the United States a generic version of aliskiren which is described in Anchen’s ANDA, and Anchen agreed not to commercialize its generic version of aliskiren prior to March 1, 2019. The license grant excludes certain formulations covered by the ‘595 Patent which closely relate to the commercial formulation of Tekturna marketed by Noden. The Settlement Agreement includes a release by each party for liabilities associated with the litigation and an acknowledgment from Anchen that the ‘595 Patent claims are valid and enforceable.

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

26. Subsequent Events

Repurchase Program

From January 1, 2020 to March 10, 2020, the Company repurchased approximately 3.8 million shares of its common stock at a weighted-average price of $3.42 per share for a total of $12.9 million and repurchased $3.2 million in aggregate principal amount of December 2021 Convertible Notes and $10.5 million in aggregate principal amount of December 2024 Convertible Notes.

Amendment to CareView Modification Agreement

As further discussed in Note 7, Notes and Other Long-Term Receivables, to the Consolidated Financial Statements, in January 2020 we entered into an amendment of the February 2018 Modification Agreement with CareView that deferred principal repayment and interest payments until April 30, 2020, conditioned upon CareView raising additional financing from third parties.

Plan of Liquidation

In December 2019, the Company announced that it had completed a strategic review process and decided to halt the execution of its growth strategy, cease additional strategic transactions and investments and pursue a formal process to unlock value by monetizing its assets and returning net proceeds to stockholders. Over the subsequent months, the Company’s board of directors and management analyzed, together with outside financial and legal advisors, how to best capture value pursuant to its monetization strategy and return the significant intrinsic value of the high-quality assets in its portfolio to its stockholders. On February 7, 2020, the Company’s board of directors approved a plan of complete liquidation for the Company’s assets and a resolution to seek stockholder approval to dissolve the Company at its next annual meeting of the stockholders.

Pursuant to the board’s decisions of February 7, 2020, noted above, the change in control clause in the Amended 2005 Equity Incentive Plan was triggered, accelerating the vesting of a significant portion of the Company’s outstanding equity awards resulting in incremental stock-based compensation expense of $16.3 million to be recorded in the first quarter of 2020.

27. Quarterly Financial Data (Unaudited)

	Three Months Ended
(in thousands, except per share data)	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total revenues	$(5,795)	$44,165	$(22,526)	$38,913
Net (loss) income attributable to PDL’s stockholders	$(54,888)	$(17,784)	$(4,419)	$6,680
Net (loss) income per basic share	$(0.48)	$(0.16)	$(0.04)	$0.05
Net (loss) income per diluted share	$(0.48)	$(0.16)	$(0.04)	$0.05

	Three Months Ended
(in thousands, except per share data)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total revenues	$45,119	$67,898	$46,575	$38,518
Net income (loss) attributable to PDL’s stockholders	$16,279	$25,556	$(112,296)	$1,602
Net income (loss) per basic share	$0.12	$0.18	$(0.76)	$0.01
Net income (loss) per diluted share	$0.11	$0.18	$(0.76)	$0.01

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the chief executive officer and the chief financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s management, including the chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, the Company’s management concluded that internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report included herein.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders (the “Proxy Statement”), which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2019.

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

4.6
Indenture, dated September 17, 2019, between the Company, as Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed September 17, 2019)

4.7
Supplemental Indenture, dated September 17, 2019 by and between the Company, as Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 17, 2019)

4.8#	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1*	Form of Notice of Grant of Restricted Stock Award under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed August 9, 2006)

10.2*
Form of Restricted Stock Agreement under the 2005 Equity Incentive Plan (for the officers of the Company) (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q filed August 9, 2006)

10.3*	Offer Letter between the Company and John McLaughlin, dated November 4, 2008 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 10, 2008)

10.4
Tax Sharing and Indemnification Agreement, dated December 18, 2008, between the Company and Facet Biotech Corporation (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed December 23, 2008)

10.5
Patent Licensing Master Agreement between the Company and Genentech, Inc., dated September 25, 1998 (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q filed November 16, 1998)†

10.6
Amendment No. 1 to Patent Licensing Master Agreement between the Company and Genentech, Inc., dated September 18, 2003 (incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K filed
March 8, 2004)†

10.7
Amendment No. 2 to Patent Licensing Master Agreement between the Company and Genentech, Inc., dated December 18, 2003 (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K filed March 2, 2009)

10.8
Amendment No. 1 to the Herceptin License Agreement between the Company and Genentech, Inc., dated December 18, 2003 (incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K filed March 8, 2004)

10.9	Patent License Agreement, dated July 17, 1997, between the Company and MedImmune Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 24, 2011)†

10.10
Patent License Agreement, dated April 24, 1998, between the Company and Elan International Services Ltd. (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K filed March 2, 2009) †

10.11*	Offer Letter between the Company and Christopher Stone, dated December 30, 2008 (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K filed March 1, 2010)

10.12	Settlement Agreement between the Company and Genentech, Inc., dated December 18, 2003 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed November 9, 2010) †

10.13
Amended and Restated Patent Licensing Master Agreement between the Company and Genentech, Inc., dated July 27, 2009 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed November 9, 2010)†

10.14
Amendments to Product Licenses and Settlement Agreement between the Company and Genentech, Inc. dated July 27, 2009 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed November 9, 2010)

10.15*	Offer Letter between the Company and Danny Hart, dated January 11, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 18, 2011)

10.16*	Form of Executive Officer Severance Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 26, 2011)

10.17	Lease Agreement between 932936, LLC and the Company, dated April 17, 2012 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 3, 2012)

10.18	Credit Agreement between the Company and Wellstat Diagnostics, LLC, dated November 2, 2012 (incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-K filed March 1, 2013)†

10.19*	Offer Letter between the Company and Peter Garcia, dated March 27, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 30, 2013)

10.20	Credit Agreement between the Company and Avinger, Inc., dated April 18, 2013 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 8, 2013)†

10.21
Amended and Restated Credit Agreement between the Company and Wellstat Diagnostics, LLC, dated August 15, 2013 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed November 6, 2013)†

10.22	Form of Credit Agreement between the Company and certain borrowers (incorporated by reference to Exhibit 10.56 to Annual Report on Form 10-K filed March 3, 2014)

10.23
Royalty Purchase and Sale Agreement between the Company and Depomed, Inc. and Depo DR Sub, LLC, dated October 18, 2013 (incorporated by reference to Exhibit 10.58 to Annual Report on Form 10-K filed March 3, 2014)†

10.24
Settlement Agreement among Genentech, Inc., F. Hoffman-la Roche Ltd. and the Company, dated January 31, 2014 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 12, 2014)†

10.25
Summary of omitted Credit Agreement between PDL BioPharma, Inc. and Paradigm Spine, LLC, dated February 14, 2014 (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed May 12, 2014)

10.26	Note Purchase Agreement between the Company and Accel 300, LLC, dated April 1, 2014 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 18, 2014)

10.27*	2014/18 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed August 18, 2014)

10.28	First Amendment to Lease Agreement between 932936, LLC and the Company, effective May 27, 2014 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 18, 2014)

10.29
First Amendment to Amended and Restated Credit Agreement between the Company and Wellstat Diagnostics, LLC, dated June 19, 2014 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed August 18, 2014)†

10.30
Second Amendment to Amended and Restated Credit Agreement between the Company and Wellstat Diagnostics, LLC, dated August 21, 2014 (incorporated by reference to Exhibit 10.64 to Annual Report on Form 10-K filed February 23, 2015)†

10.31
Third Amendment to Amended and Restated Credit Agreement between the Company and Wellstat Diagnostics, LLC, dated November 4, 2014 (incorporated by reference to Exhibit 10.65 to Annual Report on Form 10-K filed February 23, 2015)†

10.32	Schedule of Amendment to Omitted Credit Amendment between PDL BioPharma, Inc. and Direct Flow Medical (incorporated by reference to Exhibit 10.67 to Annual Report on Form 10-K filed February 23, 2015)

10.33*	2015/19 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 6, 2015)

10.34*	Offer Letter between the Company and Steffen Pietzke, executed May 19, 2015 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 24, 2015)

10.35	Second Amendment to Lease Agreement between 932936, LLC and the Company, effective May 19, 2015 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 5, 2015)

10.36*	Amended and Restated 2005 Equity Incentive Plan effective May 28, 2015 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed August 5, 2015)

10.37*	Amended and Restated 2015/19 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed November 4, 2015)

10.38
Schedule of Amendments to Omitted Credit Amendments between PDL BioPharma, Inc. and LENSAR, Inc. and between PDL BioPharma, Inc. and Paradigm Spine, LLC (incorporated by reference to Exhibit 10.71 to Annual Report on Form 10-K filed February 23, 2016)

10.39*	2016/20 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 4, 2016)

10.40
Asset Purchase Agreement between Novartis AG, Novartis Pharma AG, Speedel Holding AG and Noden Pharma DAC, dated as of May 24, 2016 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K/A filed August 3, 2016)†

10.41
Schedule of Amendment to Omitted Credit Agreement between PDL BioPharma, Inc. and Direct Flow Medical, Inc. (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed August 4, 2016)

10.42	Supply Agreement between Novartis Pharma AG and Noden Pharma DAC, dated as of May 24, 2016 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed August 4, 2016)†

10.43
Noden Pharma DAC Investment and Stockholders’ Agreement by and among Noden Pharma DAC, PDL BioPharma, Inc., Elie Farah and other Persons listed on Annex A thereto, dated as of July 1, 2016 (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed August 4, 2016)†

10.44	Schedule of Amendment to Omitted Credit Amendment between PDL BioPharma, Inc. and LENSAR, Inc. (incorporated by reference to Exhibit 10.75 to Annual Report on Form 10-K filed March 1, 2017)

10.45*	2017 Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 3, 2017)

10.46*	2017/21 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 3, 2017)

10.47	Third Amendment to Lease Agreement between 932936, LLC and the Company, effective April 24, 2017 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed May 3, 2017)

10.48*	Offer Letter between the Company and Dominique Monnet, dated August 31, 2017 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 11, 2017)

10.49*
Form of Nonstatutory Inducement Stock Option Grant Notice and Nonstatutory Inducement Stock Option Agreement between PDL BioPharma, Inc. and Dominique Monnet. (incorporated by reference to Exhibit 99.1 to Form S-8 Registration Statement filed September 12, 2017)

10.50*
Form of Inducement Restricted Stock Grant Notice and Inducement Restricted Stock Agreement between PDL BioPharma, Inc. and Dominique Monnet (incorporated by reference to Exhibit 99.2 to Form S-8 Registration Statement filed September 12, 2017)

10.51*
Confidential Separation Agreement and Release of All Claims between Danny Hart and the Company, dated as of October 23, 2017 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed November 13, 2017)

10.52	Fourth Amendment to Lease Agreement between 932936, LLC and the Company, effective December 1, 2017

10.53*	Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Form S-8 Registration Statement filed June 8, 2018)

10.54*
Form of Stock Option Grant Notice and Stock Option Agreement for use in connection with awards under the Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to Form S-8 Registration Statement filed June 8, 2018)

10.55*
Form of Restricted Stock Grant Notice and Restricted Stock Agreement for use in connection with awards under the Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to Form S-8 Registration Statement filed June 8, 2018)

10.56*	2018 Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 9, 2018)

10.57
Amendment No. 1 to Royalty Purchase and Sale Agreement and Bill of Sale between PDL Investment Holding, LLC and Depomed, Inc. and Depo DR Sub, LLC, dated August 2, 2018 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed August 9, 2018)

10.58*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed November 7, 2018)

10.59*	Executive Severance Plan and Schedule of Benefits (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 10, 2019)

10.60	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 11, 2019)

10.61*	2019 Annual Bonus Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed May 9, 2019)

10.62*	Offer Letter between the Company and Edward A. Imbrogno (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 24, 2019)

10.63†	Noden Settlement Letter and Supply Agreement Amendment (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed August 7, 2019)

10.64*	Confidential Severance Agreement and Release of All Claims (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 19, 2019)

10.65	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 13, 2019)

10.66#	Fifth Amendment to Lease Agreement between Mountain Bluebird Investments, LLC and the Company, effective November 11, 2019

10.67#*	Severance Plan adopted as of November 15, 2019

10.68#*	Form of Restricted Stock Agreement (Amended 11/15/19)

10.69#*	Form of Restricted Stock Agreement Amendment Acknowledgment

10.70#*	Form of Stock Option Agreement (Amended 11/15/19)

10.71#*	Form of Stock Option Agreement Amendment Acknowledgment

10.72#*	Form of Stock Option Grant Notice Supplement

10.73#*	Form of Nonstatutory Inducement Stock Option Agreement (Amended 11/15/19)

10.74#*	Form of Nonstatutory Inducement Stock Option Grant Notice Supplement

10.75#*	Form of Inducement Restricted Stock Agreement (Amended 11/15/19)

10.76#*	Wind Down Retention Plan effective as of December 21, 2019

21.1#	Subsidiaries of the Registrant

23.1#	Consent of Independent Registered Public Accounting Firm

31.1#	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1#+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
____________________________________

#	Filed herewith.

*	Management contract or compensatory plan or arrangement.

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

PDL BIOPHARMA, INC.

By:	/S/ DOMINIQUE MONNET
(Dominique Monnet)
President and Chief Executive Officer

Date:	March 11, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DOMINIQUE MONNET	President and Chief Executive Officer (Principal Executive Officer)	March 11, 2020
(Dominique Monnet)

/S/ EDWARD A. IMBROGNO	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2020
(Edward A. Imbrogno)

ALAN BAZAAR	Director	March 11, 2020
(Alan Bazaar)

/S/ DAVID GRYSKA	Director	March 11, 2020
(David Gryska)

/S/ NATASHA A. HERNDAY	Director	March 11, 2020
(Natasha A. Hernday)

/S/ JOHN P. MCLAUGHLIN	Director	March 11, 2020
(John P. McLaughlin)

/S/ ELIZABETH O’FARRELL	Director	March 11, 2020
(Elizabeth O’Farrell)

/S/ PAUL W. SANDMAN	Director	March 11, 2020
(Paul W. Sandman)

/S/ SHLOMO YANAI	Director	March 11, 2020
(Shlomo Yanai)