Form 10-K/A
period 2019-12-31
PDL BIOPHARMA, INC.
filed 2020-04-29
CIK 882104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

The aggregate market value of shares of common stock held by non-affiliates of the registrant, based on the closing sale price of a share of common stock on June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the Nasdaq Global Select Market, was $363,090,568.

As of April 24, 2020, the registrant had outstanding 117,285,043 shares of common stock.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed by PDL BioPharma, Inc. to amend our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”), on March 11, 2020 (the “Initial Report”). We are amending the Initial Report to include information originally intended to be incorporated by reference from our Definitive Proxy Statement for our 2020 annual meeting of stockholders pursuant to Regulation 14A of the Securities Act of 1934, as amended, that we intended to file with the SEC no later than April 29, 2020.

Because we will not be filing our Definitive Proxy Statement by the end of 120 days following our fiscal year end as originally intended, we are hereby filing this Amendment No. 1, in part, to provide the information we originally intended to incorporate by reference. Such information is the information required by Items 10 to 14 of Part III of the Annual Report on Form 10-K and the officer certifications associated with the same. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III of the Initial Report is hereby deleted in its entirety and replaced with the following Part III as set forth below, and Part IV is amended to add new certifications (filed as exhibits hereto) by our Principal Executive Officer and Principal Financial Officer required pursuant to Rule 13a-14(a) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Amendment No. 1 does not change our previously reported financial statements and other financial disclosures contained in the Initial Report.

Except for the addition of the Part III information, the filing of the required certifications, and the related amendment of Part IV, no other changes have been made to the Initial Report and no other items in the Initial Report are being amended hereby. This Amendment No. 1 does not reflect events occurring after the date of the Initial Report or modify or update those disclosures affected by subsequent events.

In this Amendment No. 1, all references to “PDL,” “we,” “us,” “our” or the “Company” mean collectively PDL BioPharma, Inc. and its subsidiaries, except where it is made clear that the term means only PDL BioPharma, Inc.

PART III

Part III of the Initial Report is hereby deleted in its entirety and replaced with the following Part III as set forth below.

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding Directors

Certain information with respect to the current directors on the Board of Directors (“Board”) of the Company is set forth below. There are no family relationships among any of our directors or executive officers.

Directors Continuing in Office until the 2020 Annual Meeting of Stockholders (Class I)

David W. Gryska, age 64, was first appointed a director of the Company in March 2014. From October 2014 to December 2018, Mr. Gryska was the Vice President and Chief Financial Officer of Incyte Corporation. He served as Chief Operating Officer and a director of Myrexis, Inc., a biotechnology company, from May 2012 to December 2012. From December 2006 to October 2010, he served as Senior Vice President and Chief Financial Officer of Celgene Corporation, a biopharmaceutical company. From October 2004 to December 2006, he was a principal at Strategic Consulting Group, where he provided strategic consulting to early-stage biotechnology companies. Previously, Mr. Gryska served at Scios, Inc. (“Scios”), a biopharmaceutical company, as Senior Vice President and Chief Financial Officer from 2000 to 2004, and as Vice President of Finance and Chief Financial Officer from 1998 to 2000. Scios was acquired by Johnson & Johnson in 2003. From 1993 to 1998, he served as Vice President, Finance and Chief Financial Officer at Cardiac Pathways, a medical device company later acquired by Boston Scientific Corporation. Prior to Cardiac Pathways, Mr. Gryska served as an audit partner at Ernst & Young LLP (“EY”). During his eleven years at EY, he focused on technology industries, with an emphasis on biotechnology and healthcare companies. Mr. Gryska holds a B.A. in Accounting and Finance from Loyola University and an M.B.A. from Golden Gate University. Mr. Gryska has served on the Board of Directors of Hyperion Therapeutics, Inc. and Argos Therapeutics, Inc. Currently, he serves on the Board of Directors of Seattle Genetics, Inc. and Aerie Pharmaceuticals, Inc.

Mr. Gryska has over 20 years’ experience as a chief financial officer for several public companies. Prior to these roles, he was an audit partner at EY. Mr. Gryska brings to the Board extensive knowledge of, and experience in, the application of accounting principles and the financial reporting process, particularly, in the health care sciences industry. In addition, Mr. Gryska has been determined by the Board to be an “audit committee financial expert” (as defined in applicable SEC rules) for the Company.

Elizabeth G. O’Farrell, age 56, was first appointed as a director of the Company in June 2018, and currently serves as the Chairperson of the Board. Ms. O’Farrell previously served 24 years with Eli Lilly and Company (“Eli Lilly”), most recently as Chief Procurement Officer from 2012 to 2017, until her retirement. At Eli Lilly, she advanced through various executive management positions, including Senior Vice President, Policy and Finance; Senior Vice President, Finance; Chief Financial Officer, Lilly USA; Chief Financial Officer, Lilly Canada; and General Auditor. Before joining Eli Lilly, Ms. O’Farrell was an accountant with Boise Cascade Office Products and auditor at Whipple & Company and Price Waterhouse. Currently, she serves on the Board of Directors of Geron Corporation and Inhibikase Therapeutics, Inc. Ms. O’Farrell served as a Board member of the YMCA of Greater Indianapolis from 2006 until 2017, including as its chairperson from 2014 to 2016. She is a member of the Finance Committee of the United Way of Brevard, in Brevard County, FL., and previously served on the Boards of the Washington Township Schools Foundation and Keep Indianapolis Beautiful. Ms. O’Farrell holds a B.S. in accounting with honors and an M.B.A. in management information systems, both from Indiana University.

Ms. O’Farrell provides the Board with extensive experience as a senior executive of a major pharmaceutical company with global operations. In addition, Ms. O’Farrell has been determined by the Board to be an “audit committee financial expert” (as defined in applicable SEC rules) for the Company.

Paul W. Sandman, age 72, was first appointed a director of the Company in October 2008. Mr. Sandman served at Boston Scientific Corporation in various management positions from May 1993 to February 2008, most recently as its Executive Vice President, Secretary and General Counsel. From 1981 to April 1993, he served at Wang Laboratories, Inc., most recently as Senior Vice President, General Counsel and Secretary. Mr. Sandman received his A.B. from Boston College and his J.D. from Harvard Law School.

As a former general counsel and executive officer of a major, publicly-traded medical technology company, Mr. Sandman provides the Board with experience in corporate governance and the Litigation Committee with invaluable experience in intellectual property litigation.

Directors Continuing in Office until the 2021 Annual Meeting of Stockholders (Class III)

John P. McLaughlin, age 68, was first appointed a director of the Company in October 2008. Mr. McLaughlin was our Chief Executive Officer from December 2008 until his retirement in December 2018. From November 2008 to December 2008 he served as a Senior Advisor to the Company. He was the Chief Executive Officer and a director of Anesiva, Inc., formerly known as Corgentech, Inc., a publicly-traded biopharmaceutical company, from January 2000 to June 2008. From December 1997 to September 1999, Mr. McLaughlin was President of Tularik Inc., a biopharmaceutical company. From September 1987 to December 1997, Mr. McLaughlin held a number of senior management positions at Genentech, Inc., a biopharmaceutical company, including Executive Vice President and General Counsel. From January 1985 to September 1987, Mr. McLaughlin was a partner at a Washington, D.C. law firm specializing in food and drug law. Prior to that, Mr. McLaughlin served as counsel to various subcommittees of the United States House of Representatives, where he drafted numerous measures that became Food and Drug Administration laws. Mr. McLaughlin co-founded and served as Chairman of the Board of Eyetech Pharmaceuticals, Inc., a publicly-traded biopharmaceutical company subsequently bought by OSI Pharmaceuticals, Inc., co-founded and served as a director of Peak Surgical, Inc., a private medical device company, until it was acquired by Medtronic in 2011, served as a director of AxoGen, Inc., a publicly-traded biopharmaceutical company until 2014, served as a director of Adverum Biotechnologies, Inc., a publicly-traded biopharmaceutical company, until 2016 and served as a director of Seattle Genetics, Inc., a publicly-traded biopharmaceutical company, until 2016. Currently, he serves on the Board of Directors of Rockwell Medical Inc. He received a B.A. from the University of Notre Dame and a J.D. from Catholic University of America.

Mr. McLaughlin possesses a strong understanding of the biotechnology industry and has experience in development and commercialization of antibodies, corporate licensing and patent litigation that the Company values.

Dominique Monnet, age 61, was first appointed as a director of the Company in December 2018. Mr. Monnet joined the Company in September 2017 as our President and was promoted to President and Chief Executive Officer effective December 31, 2018. Before joining the Company, Mr. Monnet served as senior vice president and chief marketing officer of Alexion Pharmaceuticals from May 2014 to October 2015 where he was responsible for commercial operations in the United States and Latin America and oversaw new products and global business operations functions. From August 2013 to May 2014 he was a managing director at Biotech Advisors International, LLC, a biotechnology consulting firm. Prior to that, from July 2002 through July 2013, he was a senior executive at Amgen Inc. (“Amgen”) where he served in a number of key commercial leadership positions in the United States and internationally. Most recently he acted as vice president and general manager for Amgen’s Inflammation Business Unit from August 2011 until July 2013, where he was responsible for accelerating the growth of the Enbrel® franchise in the highly competitive U.S. market. Prior to this, he served as vice president and head of Amgen’s Global Marketing and Commercial Development, where he led the marketing strategies and global launches of new products across a range of therapeutic areas. From July 2002 through 2006, Mr. Monnet was based in Zug, Switzerland, where he served as Amgen’s vice president of International Marketing and Business Operations, building Amgen’s international commercial capability and leading the creation of its successful international franchises in oncology and nephrology. Before joining Amgen, Mr. Monnet held positions of increasing responsibility in line commercial management and global marketing over 19 years at Schering-Plough - including General Manager of its affiliate in the UK and Republic of Ireland - Ciba-Geigy and Alza Corporation. Mr. Monnet holds a business degree from EDHEC Business School in Lille, France, and an M.B.A. from INSEAD in Fontainebleau, France.

Mr. Monnet brings the Board a strong understanding of the pharmaceutical and biotechnology industries and experience in the commercialization of pharmaceutical products. In addition, Mr. Monnet provides strategic guidance to our management team and the Board.

Shlomo Yanai, age 67, was first elected as a director of the Company in June 2018. Mr. Yanai is currently the Chairman of the Board of Cambrex Corporation, a publicly-traded life sciences company, and has served on its board of directors since November 2012. Since March 2020, Mr. Yanai is also Chairman of the Board of Lumenis Ltd., a company that provides minimally-invasive clinical solutions for the surgical, ophthalmology and aesthetic markets. Since July 2014, Mr. Yanai has also served as the Chairman of the Board of Protalix BioTherapeutics, a publicly-traded biopharmaceutical company. He also serves as a non-employee member of the board of managers of Q Holdco LLC, a premier manufacturer of precision-molded rubber components, since December 2016, and Clal Industries, a private investment company based in Israel. Mr. Yanai is also currently serving as a senior advisor to Moelis & Company, an investment bank, since October 2016, and as an advisory director of CVC Capital Partners, a private equity and investment advisory firm, since February 2015. Previously, Mr. Yanai served as a director of Lumenis Ltd, from December 2012 through October 2015; Sagent Pharmaceuticals, Inc., a biopharmaceutical company, from April 2015 through August 2016; Perrigo Company plc, a publicly traded global healthcare supplier, from November 2015 through February 2017, and Quinpario Acquisition Corp. a special purpose acquisition company, from November 2014 through July 2017. Mr. Yanai served as President and Chief Executive Officer of Teva Pharmaceutical Industries Ltd. (“Teva”), a publicly-traded multinational pharmaceutical company, from March 2007 until May 2012, and thereafter served as an advisor to the Chief Executive Officer and board of directors of Teva from June 2012 until December 2015. Prior to that, Mr. Yanai was President and Chief Executive Officer of Makhteshim-Agan Industries Ltd. (n/k/a ADAMA Agricultural Solutions Ltd.) from 2003 until 2006. Before that, he was a Major General in the Israel Defense Forces, where he served for 32 years in various positions, the last two positions being Commanding Officer of the Southern Command and Head of the Division of Strategic Planning. Mr. Yanai was the head of the Israeli security delegation to the peace talks at Camp David, Shepherdstown and Wye River. He currently serves as a member of the Board of Governors of the Technion - Israel Institute of Technology of Haifa, Israel, and of the Board of Trustees of Bar-Ilan University - Israel, as well as an honorary member of the Board of the Institute for Policy and Strategy of the Interdisciplinary Center (“IDC”), Herzliya, Israel. Mr. Yanai holds a bachelor’s degree in political science and economics from Tel Aviv University, a master’s degree in national resources management from George Washington University, and is a graduate of the Advanced Management Program of Harvard Business School and U.S. National War College (“NDU”). Mr. Yanai was the recipient of the Max Perlman Award for Excellence in Global Business Management from Tel Aviv University, Israel in 2005 and was awarded an honorary doctorate by Bar-Ilan University, Israel in 2012.

Mr. Yanai’s global operating and leadership experience in the life-science and pharmaceutical industry, including as a senior executive and board member of both public and private companies, makes him well qualified to serve on the Board.

Directors Continuing in Office until the 2022 Annual Meeting

Alan Bazaar, age 50, was appointed as a director of the Company in February 2020. Mr. Bazaar is currently the Chief Executive Officer of Hollow Brook Wealth Management LLC, a position he has held since November 2013, where he is responsible for firm-wide operations, investment research, and portfolio management. Mr. Bazaar served as a director of Hudson Global Inc. from June 2015 to May 2019 and a director of Sparton Corp. from May 2016 until the completion of its sale in March 2019. Mr. Bazaar served as a director of LoJack Corporation from March 2015 until the completion of its sale in March 2016. Mr. Bazaar was formerly a director of NTS, and served from December 2012 until the completion of its sale in June 2014. From 2004 until April 2008, Mr. Bazaar served as a director of Media Sciences International, Inc., which manufactured and distributed business color printer supplies and industrial ink applications in the United States. From July 1999 until December 2009, Mr. Bazaar was a Managing Director and Portfolio Manager at Richard L. Scott Investments, LLC where he co-managed the public equity portfolio and was responsible for all elements of due diligence. Previously, Mr. Bazaar served as a director of Airco Industries, Inc., a privately held manufacturer of aerospace products, and was employed by Arthur Andersen LLP in the Assurance and Financial Buyer’s Practices group and in the Business Fraud and Investigation Services Unit.  Mr. Bazaar received an undergraduate degree in History from Bucknell University and a Master of Business Administration from the Stern School of Business at New York University.   He is a Certified Public Accountant (inactive).

Mr. Bazaar brings significant financial, operational and transactional experience to the Board from his roles as both a chief executive officer and a director on the boards of several public companies.

Natasha A. Hernday, age 47, was first elected as a director of the Company in June 2019. Ms. Hernday has served as a member of the leadership team of Seattle Genetics, Inc., a publicly-traded biotechnology company, since January 2011. She is currently its Senior Vice President, Corporate Development. At Seattle Genetics, Ms. Hernday built and led the business development team responsible for sourcing, evaluating and negotiating licensing deals, acquisitions and partnerships. From July 1994 until January 2011, Ms. Hernday served in various roles of increasing responsibility at Amgen, including Director, Mergers & Acquisitions and Director, Out-Partnering. Ms. Hernday received her B.A. in microbiology from the University of California at Santa Barbara and her M.B.A. from Pepperdine University.

Ms. Hernday provides approximately 25 years of biotechnology experience to the Board with particular expertise in corporate development and corporate strategy. Her experience and perspective is extremely valuable to the Board and the Company’s leadership team.

Executive Officers

Certain information with respect to our current executive officers is set forth below. Under the Bylaws, each executive officer is appointed annually by the Board, and each holds office until such officer resigns, is removed, is otherwise disqualified to serve or such officer’s successor is elected and qualified. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Dominique Monnet	61	President and Chief Executive Officer
Christopher Stone	55	Vice President, General Counsel and Secretary
Edward Imbrogno(1)	56	Vice President, Chief Financial Officer and Chief Accounting Officer
Jill Jene	47	Vice President, Business Development

(1)  Mr. Imbrogno was appointed as an executive officer of the Company in June 2019.

Dominique Monnet, please see discussion under “Directors Continuing in Office until the 2021 Annual Meeting of Stockholders (Class III)” for biographical information about Mr. Monnet.

Christopher Stone joined the Company in February 2009 as our Vice President, General Counsel and Secretary. He brings more than 30 years of legal experience to the role. Before joining PDL, Mr. Stone served as Vice President of Legal Affairs and Corporate Secretary at LS9, an advanced biofuels development company, where his work included a focus on intellectual property protection and licensing. Prior to that time, he was Vice President of Intellectual Assets USA at Danisco A/S, a global producer of food ingredients, enzymes and bio-based solutions. From 1994 to 2005, Mr. Stone was with Genencor International, a biotechnology company that was acquired by Danisco in 2005, most recently as Vice President of Intellectual Property and General Patent Counsel. At Genencor, he handled all intellectual property matters, including developing and implementing an overall strategy for its domestic and international patent estate of approximately 3,700 patents and patent applications, and managed multiple litigation and interference proceedings and numerous European patent oppositions. Mr. Stone received a J.D. from the National Law Center at George Washington University and a B.S. in Biochemistry from the University of Massachusetts. He is an active member of the District of Columbia Bar, Nevada Bar (company counsel) and California Bar, and was admitted to practice before the United States Patent & Trademark Office in 1992.

Edward Imbrogno joined the Company in October 2018 as our Vice President, Finance. In July 2019, he was appointed as Chief Accounting Officer, in October 2019, he was appointed as Acting Chief Financial Officer and in March 2020, he was appointed Chief Financial Officer. From May 2017 to October 2018, Mr. Imbrogno was Senior Director and Corporate Controller for BioDelivery Sciences International, Inc., a Nasdaq-listed specialty pharmaceutical company. From June 2016 to April 2017, Mr. Imbrogno provided accounting and financial reporting consulting services. From September 2013 to May 2014, Mr. Imbrogno was Vice President, Financial Reporting for International Lease Finance Corporation, the world’s largest independent aircraft lessor, until its acquisition by AerCap Holdings N.V. Mr. Imbrogno remained with AerCap through March 2016 assisting with post-acquisition financial reporting transition, primarily at AerCap’s headquarters in Amsterdam, Netherlands. From 2006 to 2013, he was Director, Accounting for Amgena Nasdaq-listed multinational biopharmaceutical company. Prior to Amgen, Mr. Imbrogno held positions at several companies with increasing financial accounting and reporting responsibilities. Mr. Imbrogno began his career in public accounting with EY culminating as an Audit Manager where he provided audit and related financial services to public and private companies. Mr. Imbrogno holds a B.S. in accounting from Pennsylvania State University and an M.B.A. from Wake Forest University. He is a licensed Certified Public Accountant and is a member of the American Institute of Certified Public Accountants.

Jill Jene, Ph.D., our Vice President, Business Development, joined the Company in May 2018. Before joining PDL, Dr. Jene was Senior Vice President, Business Development at twoXAR, Inc. from May 2017 until May 2018. Prior to that, she was with Depomed, Inc. (now known as Assertio Therapeutics, Inc.) from April 2006 to May 2017, most recently as vice president, business development. At Depomed she was instrumental in closing more than 20 transactions, including the acquisition of four commercial franchises. Dr. Jene holds a Ph.D. and M.S. in chemistry from Northwestern University, an M.B.A. from DePaul University and a B.S. in chemistry from Bradley University.

Code of Ethics

The Company has adopted a Code of Business Conduct (the “Conduct Code”) that applies to all officers, directors and employees. The Conduct Code is available on our website at www.pdl.com. In the event we amend any provision of the Conduct Code, we will satisfy our disclosure obligations with respect to any such amendment by posting such information on our Internet website at www.pdl.com rather than by filing a Current Report on Form 8-K. Any waiver of the Conduct Code will be disclosed by filing a Current Report on Form 8-K.

Delinquent Section 16(a) Reports

Our directors and executive officers are required by Section 16(a) of the Exchange Act to timely file with the SEC certain reports regarding their beneficial ownership of our common stock. These persons are also required to furnish us with copies of these reports they file with the SEC. To our knowledge, based solely on our review of such Section 16 reports we have received and written representations from our directors and executive officers, we have concluded that our directors and executive officers complied with all filing requirements applicable to them under Section 16(a) during 2019, except that a Form 4 with respect to stock options granted to Mr. McLaughlin on June 20, 2019 was belatedly filed on July 8, 2019.

Candidates for Nomination

The Nominating and Governance Committee of the Board has adopted a policy to evaluate any recommendation for director nominee proposed by a stockholder, and our Bylaws also permit stockholders to nominate directors for consideration at an annual meeting, subject to certain conditions. There have been no changes to these procedures since the Company’s disclosures of these procedures in its definitive proxy statement for the 2019 annual meeting of stockholders filed the SEC on April 30, 2019.

Audit Committee Information

The Audit Committee of the Board was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee the Company’s corporate accounting and financial reporting processes and audits of our financial statements. The Audit Committee is currently comprised of Mr. Gryska, Ms. O’Farrell and Mr. Sandman. Mr. Gryska is the chairperson of the Audit Committee. Following the 2020 Annual Meeting of Stockholders, Mr. Sandman will no longer serve as a member of the Audit Committee as he is retiring from the Board after serving his term that expires at the 2020 Annual Meeting of Stockholders.

The Board has determined that all members of the Audit Committee are independent directors, as defined in the Nasdaq qualification standards and by Section 10A of the Exchange Act. In addition, Mr. Gryska and Ms. O’Farrell have each been determined by the Board to be an “audit committee financial expert” as defined by applicable SEC rules. The Audit Committee has adopted a written charter that is available on the Company’s website at www.pdl.com.

ITEM 11.       EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This Compensation Discussion and Analysis describes our compensation program as it relates to our named executive officers set forth below in “Executive Officer Compensation-Summary Compensation Table.” Our named executive officers for 2019 include Dominique Monnet, our President and Chief Executive Officer; Christopher Stone, our Vice President, General Counsel and Secretary; Edward Imbrogno, our Vice President, Chief Financial Officer and Chief Accounting Officer; Jill Jene, our Vice President, Business Development; and Peter Garcia, our former Vice President and Chief Financial Officer.

We present our Compensation Discussion and Analysis in the following sections:

1.	Executive Summary. In this section, we describe certain aspects of our business, highlight our 2019 corporate performance, and summarize certain governance aspects of our executive compensation program.	p. 8

2.	Executive Compensation Program Philosophy, Objectives and Process. In this section, we describe our executive compensation philosophy and objectives and the process the Compensation Committee follows in deciding how to compensate our named executive officers and the material elements of our executive compensation program.	p. 13

3.	Compensation Program Elements. In this section, we present a brief overview of the specific elements of our compensation program and a detailed discussion and analysis of the Compensation Committee’s specific decisions about the compensation of our named executive officers for fiscal year 2019.	p. 16

4.	Other Executive Compensation Matters. In this section, we summarize our other compensation policies, review the accounting and tax treatment of compensation and the relationship between our compensation program and risk.	p. 25

This Compensation Discussion and Analysis contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. The actual compensation programs that we adopt in the future may differ materially from currently planned programs as summarized in this discussion.

Executive Summary

Business Overview

Beginning in January of 2019, we evaluated and updated our corporate strategy to pursue a long-term growth plan, the goal of which was to deliver market-leading shareholder value through the acquisition, development and potential monetization of a portfolio of actively managed healthcare growth assets. As part of this growth strategy, we focused on (i) commercial-stage assets with multiple year growth potential and (ii) in a departure from our prior business development strategy, late clinical stage pharmaceutical products. Pursuant to this strategy, in April we entered into an agreement with Evofem Biosciences, Inc. (“Evofem”) to acquire approximately 29% (as of such date) of their common stock plus warrants to purchase additional shares of its common stock for $60 million.

In September of 2019, our Board and management decided to initiate a strategic review process of the Company’s business and growth strategy with the assistance of certain independent financial advisors, during which we suspended our growth strategy. In December of 2019, we announced that the Board had completed the strategic review process and, as a result, we decided to halt the execution of our growth strategy, cease additional strategic investments and pursue a formal process to unlock value by monetizing our assets and returning net proceeds to our stockholders.

Over the subsequent months, the Board and management have analyzed, together with outside financial and legal advisors, how to best capture value pursuant to our monetization strategy and best return the significant intrinsic value of the assets in our portfolio to our stockholders. In February 2020, the Board adopted a plan of complete liquidation (the “Plan of Liquidation”). Adopting the Plan of Liquidation was an important first step for any distributions to our shareholders pursuant to that plan to qualify as liquidating distributions, which are eligible for potentially preferable tax treatment under U.S. federal tax law. There can be no assurance any such distributions will in fact be made or that they will ultimately be determined to be liquidating distributions. In the event that the Board concludes that the whole company sale process is unlikely to maximize the value that can be returned to the stockholders from our monetization process, the Company would likely, if approved by its stockholders, file a certificate of dissolution in Delaware and proceed to wind-down and dissolve the Company in accordance with Delaware law.

Pursuant to the Plan of Liquidation, we are exploring a variety of potential transactions, including a whole company sale, divestiture of assets, spin-offs of operating entities, merger opportunities or a combination thereof. In addition, we have analyzed, and continue to analyze, the optimal mechanisms for returning value to stockholders in a tax-efficient manner, including via share repurchases, cash dividends and other distributions of assets. We have not set a definitive timeline and intend to pursue the liquidation strategy in a disciplined and cost-effective manner seeking to maximize returns to stockholders. We recognize, however, that accelerating the timeline, while continuing to seek to optimize asset value, could increase returns to stockholders due to reduced general and administrative expenses as well as potentially provide faster returns to stockholders. While we cannot provide a definitive timeline for the liquidation process, we are targeting the end of 2020 for completing the liquidation of our more significant assets as part of the Plan of Liquidation. However, we further recognize that, the duration and extent of the public health issues related to the COVID-19 pandemic make it possible, and perhaps probable, that the timing of the liquidation of such assets may be delayed into the first half of 2021.

We have designed our compensation plan going forward in 2020 with the goal of maximizing shareholder return pursuant to our monetization strategy. Accordingly, as described below, we implemented the Wind-Down Retention Plan to ensure retention of sufficient expertise to carry out our monetization strategy.

Fiscal 2019 Performance

Growth Strategy Acquisitions

During 2019 we actively managed a portfolio of pharmaceutical and medical device products and income generating assets, while prior to September 2019, evaluating new product acquisition and investment opportunities under our then applicable growth strategy. In the second quarter of 2019, we acquired approximately 29% (as of such date) of the outstanding common stock of Evofem plus warrants to acquire additional shares of its common stock for $60 million.

Share and Note Repurchase Programs

Since 2017 the Company has implemented four share repurchase programs to take advantage of the relative low share price of the Company’s common stock in comparison to the Company’s book value. The Company has since completed three of these share repurchase programs in an aggregate amount of $155 million, and in December of 2019 as part of our newly announced strategy to monetize assets and return net proceeds to shareholders, instituted a new repurchase program in an amount of up to $275 million, that would include both the repurchases of our shares of common stock and our outstanding convertible notes. Through March 31, 2020, the Company has repurchased (i) $135.2 million in principal amount of its convertible notes for an aggregate purchase price of $116.7 million and the issuance of 13.4 million shares of our common stock to such holders and (ii) 6.3 million shares of its common stock under the current repurchase program, for an aggregate purchase of $20.3 million, at an average cost of $3.20 per share, including trading commissions.

Total Stockholder Return

The chart below shows our total stockholder return (“TSR”) over the one, three and five year periods ending December 31, 2019 in comparison to the average of our peer group specified under “Comparator Companies” on page 14:

While our five-year TSR performance lagged in comparison to our peers, there are certain factors that may explain this. First is the significant decline in revenues we experienced after the first quarter of 2016 due to the expiration of the Queen et al. patents and the conclusion of most license payments related to the patents. While we anticipated this decline in revenue and informed our investors of our plan to mitigate it through the acquisition of income generating assets and our more recent acquisition growth strategy, the significant decline in revenues quarter over quarter negatively impacted our stock price. Second, we eliminated our dividend program in August of 2016 to increase cash on hand for subsequent acquisitions of income generating assets, commercial-stage products and/or launching specialized companies dedicated to the commercialization of these products, which resulted in several dividend sensitive institutional investors selling our stock. In February 2020, our Board had adopted the Plan of Liquidation, which we believe will provide our stockholders with value in the form of liquidating distributions of cash and/or property in a tax efficient manner.

Fiscal 2019 Executive Compensation

Emphasis on “At Risk”, Performance Based Compensation

The Compensation Committee is focused on linking both cash and equity compensation to Company performance and making a significant portion of such compensation variable or “at risk.” “At risk” pay is tied to the achievement of corporate goals, individual objectives and/or stock price performance. Since 2014, all cash and equity compensation earned by executive officers was “at risk” under the annual bonus and long-term incentive plans devised by the Compensation Committee; the only component of compensation not “at risk” is base salary. For 2019, his first year as our Chief Executive Officer, the “at-risk” cash payments and equity grants to our chief executive officer represented in excess of 90% of his total target compensation for 2019. As shown in the table below, the “at risk” compensation of our chief executive officer has represented at least 80% of total target compensation for each year in the past five years:

Key 2019 Compensation Decisions Affecting our Chief Executive Officer:

•	Base Salary and Target Annual Bonus Decreases for Chief Executive Officer Position in 2019: For 2019, Mr. Monnet received a salary of $635,000, a decrease of 9% in comparison to the annual salary paid to our previous chief executive officer during 2018, and had a target bonus equal to 80% of his annual salary, a decrease from a target of 100% of annual salary of our previous chief executive officer for 2018.
•	Target Annual Bonus Payout for Chief Executive Officer in 2019: For 2019, Mr. Monnet received an annual bonus payout equal to 100% of his target bonus based on the Company's performance relative to the corporate objectives established by the Compensation Committee for 2019 annual bonus purposes.
•	Updated Severance Plan: In response to shareholder requests that our executive officers be better incentivized to potentially sell the Company, in April 2019 we put in place an executive severance plan (the “Severance Plan”) that provides payments of 3x annual salary and target bonus for our chief executive officer solely as a result of a termination in connection with a change of control (and 2x annual salary and target bonus for other executive officers).

Wind-down Retention Plan

After we announced our strategy to monetize our assets and distribute net proceeds to our shareholders, we recognized that our ability to execute on our monetization plan and optimize returns to our shareholders depended to a large extent on our ability to retain the necessary expertise to effectively transact with respect to our assets. Due to the unique diverse nature of our assets, we believe that effectively transacting our assets requires a significant level of expertise and engagement. Accordingly, on December 21, 2019, the Compensation Committee of the Board adopted a Wind Down Retention Plan in which the Company’s executive officers and other employees who are participants in the Company’s Severance Plan are eligible to participate. We believe that the Wind-Down Retention Plan is a necessary component for both efficiently implementing our monetization strategy and also to fully optimize asset value and subsequent shareholder returns.

Under the Wind Down Retention Plan, participants are eligible to earn a retention benefit in consideration for their continued employment with the Company. The Wind Down Retention benefits are equivalent to previously disclosed compensation payments contemplated in connection with a change in control under the Company’s existing Severance Plan. For our Chief Executive Officer, the retention benefit is a lump sum cash payment equal to three times the sum of his base salary and target bonus, plus an amount equal to the cost of 12 months of health insurance continuation under COBRA. For other named executive officers, the retention benefit equals two times the sum of their base salary and target bonus, plus an amount equal to the cost of 12 months of health insurance continuation under COBRA. Under the Wind Down Retention Plan, payment of the retention benefit to any participant will occur upon termination of the participant’s employment with the Company either by the Company without cause or by the participant for good reason. The retention benefit, if paid, would be in lieu of (and not in addition to) any other severance compensation that could become payable to the participant under the Company’s Severance Plan. The Wind Down Retention Plan, during its term, is intended to supersede any inconsistent terms or duplicative benefits that would apply from the Company’s preexisting severance program.

The Wind Down Retention Plan also provides that, consistent with the existing terms of the our Amended and Restated 2005 Equity Incentive Plan (the “Equity Plan”), the vesting of all outstanding equity awards held by participants as of the date the plan is adopted will be accelerated upon the earlier of: (i) a termination of the participant’s employment with the Company either by the Company without cause or by the participant for good reason or (ii) the consummation of a change in control (as defined in the Equity Plan) of the Company. In addition, the post-termination exercise period for all outstanding stock options will be extended until their expiration date.

The Wind Down Retention Plan further provides for equitable adjustments to outstanding stock options held by participants to ensure such participants realize the same benefits provided to shareholders in the event one or more cash dividends or other distributions become payable to shareholders. Consistent with the existing terms of the Equity Incentive Plan, in the event one or more cash dividends or other distributions are paid to shareholders, the exercise price of outstanding stock options will be reduced on a dollar-for-dollar basis to reflect the per share value of such dividends or distribution; provided that such exercise price will not be reduced below the par value of the shares subject to the option. Furthermore, in the event that the Company declares a cash dividend or other distribution that exceeds the difference between the exercise price of an outstanding stock option and the par value of the underlying shares, the holder of such stock option will be entitled to receive from the Company, in lieu of such equitable adjustment, a cash payment in an amount equal to the number of shares subject to such stock option multiplied by the per share amount of the cash dividend that exceeds the difference between exercise price of the outstanding option and the par value of the underlying shares (a “true-up payment”). In consideration that the Company may not be able to issue stock underlying a stock option if it were to file for dissolution, the true-up payment could also be paid with respect to a post-dissolution dividend or distribution with respect to a stock-option that was not exercised prior to dissolution. Regardless of scenario, a true-up payment shall be payable only once for a given option and shall be made on the same date that dividend payments are paid to the Company’s shareholders.

The terms of the Wind Down Retention Plan provide that the plan may not be amended or terminated without the written consent of each affected participant.

Stockholder Engagement and Response to 2019 Say-on-Pay Vote

In May 2019, we reached out to our top 35 stockholders, who in the aggregate owned approximately 85% of our outstanding common stock at such time, to determine if such stockholders had any issues or questions regarding the voting proposals in the 2019 proxy statement. An overwhelming majority of the votes cast (above 93%) at our annual meeting held in June 2019 were in favor of each of the proposals, including the “say-on-pay” proposal. Since the requirement to hold “say-on-pay” votes was implemented, we have received stockholder approval votes greater than 93% of votes cast each year. In reviewing our executive compensation program, the Compensation Committee considered, among other things, the 2018 vote results and other feedback we received from stockholders. After careful consideration, the Compensation Committee kept our executive compensation program substantially the same as in 2018, with the exception being a grant of restricted stock to Mr. Monnet in connection with his promotion to chief executive officer, the adoption of our Severance Plan and, following our change in strategic direction to pursue a monetization strategy, the adoption of our Wind-Down Retention Plan. Also, on several occasions throughout 2019 and earlier in 2020, both executive officers and our chairperson met directly with stockholders to discuss a variety of issues, including compensation at both the executive and director level.

Our Board and our Compensation Committee value the opinions of our stockholders, and we believe that it is important for our stockholders to have an opportunity to vote on the say-on-pay proposal annually. At the Company’s annual meeting of stockholders held in June 2017, the majority of the votes cast on the say-on-frequency proposal were cast in favor of annual say-on-pay votes and the Board has determined that we will hold an annual advisory vote on executive compensation until the next say-on-pay-frequency vote is held.

Selected Compensation Governance Highlights

Our executive compensation program consists of an array of compensation governance features and controls. Below we summarize certain executive compensation-related practices that were in effect during 2019 and that we believe serve our stockholders’ long-term interests.

What We Do
✓	The Compensation Committee is comprised solely of independent directors.
✓	We structure a substantial portion of officer pay opportunities in the form of “at-risk” performance-based compensation.
✓	Our chief executive officer’s annual cash bonus is 100% attributable to the achievement of corporate goals set by the Compensation Committee and ratified by the Board and is fully at risk of non-payment in the event of unsatisfactory performance, thereby putting a substantial portion of our chief executive officer’s total annual cash compensation (comprised of base salary and an annual cash bonus opportunity) at risk and tied to the Company’s annual performance.
✓	Our long-term incentive plans have been designed to reward and retain our leadership team, to align the interest of management with our stockholders and incentivize long-term performance. All of our outstanding cash and equity incentive awards for our executive officers are fully “at risk”, earned based on achievement of performance goals that are aligned with our business plan or tied to our stock price.
✓	We conduct an annual say-on-pay vote.
✓	We seek input from, listen to and respond to stockholders.
✓	We have adopted a clawback policy to prevent executive officers involved in certain wrongful conduct from unjustly benefiting from such conduct, and to remove the financial incentives to engage in such conduct.
✓	We enforce robust stock ownership guidelines for executive officers and directors.
✓	We strictly prohibit our directors and executive officers from “short sales,” hedging and other monetization transactions (such as zero-cost collars and forward sale contracts), holding the Company’s securities in margin accounts and pledging the Company’s securities as collateral for loans.
✓	The Compensation Committee retains an independent compensation consultant.

What We Do Not Do
✗	We do not provide gross-up tax payments for our named executive officers.
✗	We do not provide guaranteed bonuses.
✗	We do not re-price underwater awards and do not provide discount stock options or stock appreciation rights.

Executive Compensation Program Philosophy, Objectives and Process

Philosophy and Objectives

The Compensation Committee has structured our executive compensation program to take into account our unique business model, leveraged headcount and location.

The goals of our executive compensation established by the Compensation Committee are fourfold:

•	Structure our compensation plans to effectively motivate our management to achieve the stated goals of the Company and to perform in a manner that maximizes stockholder value.
•	Offer executive compensation programs that are competitive in the marketplace to enable us to recruit high-quality candidates for senior leadership positions and to retain these executive officers through appropriate base compensation, annual cash bonuses and long-term equity incentive programs.
•	Strike a balance of short-term and long-term incentives tied to our named executive officers’ individual performance and their contribution to our annual and long-term company-wide goals and objectives.
•	Align the interests of our named executive officers with those of our stockholders through the use of equity incentives, performance metrics and stock ownership requirements.

Prior to our strategic review in the latter part of 2019, our business mission was to maximize stockholder value through the acquisition, nurturing and growth of a portfolio of healthcare assets. Because this mission would be accomplished over both the short- and long-term, the Compensation Committee has established a compensation program that utilizes a mix of annual and long-term incentives to ensure that management and employees are focused on attainment of the Company’s corporate goals in alignment with stockholders’ interests. The Compensation Committee has not employed any specific policies for allocating compensation between annual and long-term compensation, between cash and non-cash compensation or among different forms of non-cash compensation, although it reviews the mix with its independent compensation consultant on an annual basis.

The Compensation Committee structures our executive compensation program in a manner that it believes does not promote inappropriate risk taking by our executive officers, and encourages them to take a balanced approach, focused on achieving our corporate goals and enhancing stockholder return. A more complete discussion regarding the risk assessment process can be found at “Risk Assessment of Compensation Policies” above.

Process

When making executive compensation program decisions, the Compensation Committee reviews: (i) the Company’s competitive market compensation data, (ii) our performance against our corporate goals and objectives, (iii) our performance relative to our comparator companies, (iv) individual officer qualifications and performance based on specified performance metrics, and (v) the unique circumstances of the Company. To accomplish these reviews, the Compensation Committee engaged Board Advisory to provide advice on competitive market practice and recommendations for structuring our named executive officers’ compensation for fiscal year 2019. Board Advisory reports, and is accountable, to the Compensation Committee, and may not conduct any other work for us without the authorization of the Compensation Committee. Board Advisory did not provide any services to us in 2019 beyond its engagement as an advisor to the Compensation Committee on compensation matters. After review and consultation with Board Advisory, the Compensation Committee has determined that Board Advisory is independent and there is no conflict of interest resulting from retaining Board Advisory currently or during the year ended December 31, 2019. In reaching these conclusions, the Compensation Committee considered the factors set forth in Exchange Act Rule 10C-1 and Nasdaq Stock Market (“Nasdaq”) listing standards. In addition, we engaged third party corporate governance advisors to provide market compensation and performance metric data for fiscal year 2018 for the Compensation Committee’s fiscal year 2019 compensation decisions.

Our chief executive officer aids the Compensation Committee by providing annual recommendations regarding the compensation of all executive officers, other than himself. Each named executive officer, in turn, participates in an annual performance review with the chief executive officer to provide input about his or her contributions to the Company’s success for the period being assessed. The performance of our chief executive officer and executive team as a group is reviewed annually by the Compensation Committee.

Comparator Companies

Due to the Company’s unique business model and circumstances, the Compensation Committee has found it difficult to establish an appropriate group of peer companies for the purposes of evaluating our compensation practices. The mix of health care products and royalty and debt assets that generate the Company’s revenues straddles both the more traditional healthcare industry and the asset management industry. The Compensation Committee, in consultation with Board Advisory, has determined that companies in the pharmaceutical industry remained the most appropriate peers for executive compensation comparison purposes in 2019 because (i) our primary focus was acquiring growth-oriented pharmaceutical products and companies, (ii) all of our existing income generating assets and products are derived from the healthcare industry and (iii) it is the sector from which we primarily draw our management. To that end, the Compensation Committee directed Board Advisory to analyze companies in the pharmaceutical industry with the same Global Industry Classification Standard code, or GICS code, and revenues between 0.4x and 2.5x the Company’s annual revenue, or between $120 million to $802.5 million, and in particular comparable small, profitable pharmaceutical companies, to recommend a peer group for purposes of analyzing the Company’s compensation practices.

The list of comparator companies is reviewed and updated annually as the previous year’s companies may no longer fit the most appropriate parameters for the Company. The list of comparator companies was selected based in part on the Company’s size in terms of revenues based on information available to the Compensation Committee in the fall of 2018. The following list of comparator companies for 2019 compensation decisions demonstrates the Compensation Committee’s focus on selecting companies relatively similar in industry sector and size (after taking into account that the Company is unique in its business model and circumstances):

Amphastar Pharmaceuticals, Inc.	Ironwood Pharmaceuticals, Inc.
ANI Pharmaceuticals, Inc.	Ligand Pharmaceuticals Inc.
Avadel Pharmaceuticals plc	Osmotica Pharamaceuticals plc
Collegium Pharmaceutical, Inc.	Pacira BioSciences, Inc.
Corcept Therapeutics, Inc.	Retrophin, Inc.
Eagle Pharmaceuticals, Inc.	Spectrum Pharmaceuticals, Inc.
Halozyme Therapeutics, Inc.	Supernus Pharmaceuticals, Inc.
Innoviva, Inc.	Teligent, Inc.
Intersect ENT, Inc.	Vanda Pharmaceuticals Inc.

Competitive Market Data

Each year, Board Advisory surveys the compensation practices of the comparator companies to assess the competitiveness of our compensation programs. Although we maintain the peer group for executive compensation and performance reference purposes, the comparator company compensation data is limited to publicly available information and therefore does not necessarily provide comparisons for all officers. By contrast, survey data has the advantage of including data on executive positions beyond what is available in public filings but may not be specific to the selected companies in the peer group. In light of this, Board Advisory analyzed (i) the compensation levels of the comparator companies referenced above and (ii) the 2018 Radford Global Life Sciences Survey for biotechnology companies with annual revenues in a range between $50 million and less than $500 million (the “2018 Radford Compensation Survey”). With respect to the survey data presented to the Compensation Committee, the identities of the individual companies included in the survey were not provided to the Compensation Committee, and the Compensation Committee did not refer to individual compensation information for such companies.

We believe that by utilizing both publicly available comparator company data and the survey data, we are able to develop the best set of robust competitive data reasonably available for use in making compensation decisions. The Compensation Committee, when making compensation adjustments to the named executive officers, reviews the publicly available comparator company group data and the survey data to ensure that, following any compensation adjustment, the total compensation of named executive officers falls within our guidelines.

The Compensation Committee uses the 50th percentile of comparator companies as a benchmark, or starting point, for decisions regarding target total direct compensation (comprised of base salary, annual bonus opportunity and long-term incentive opportunity) of the Company’s executive officers. However, in order to attract and retain the executive talent necessary to lead the Company, the Compensation Committee does not establish compensation levels based solely on benchmarking. The Compensation Committee instead relies on the judgment of its members in making compensation decisions regarding base salaries, target bonus levels and long-term equity incentive awards after reviewing our performance and carefully evaluating each named executive officer’s performance during the year, leadership qualities, business responsibilities, career with our Company, current compensation arrangements and long-term potential to enhance stockholder value. The Compensation Committee does not guarantee that any executive will receive a specific market-derived compensation level.

Qualifications and Unique Company Existence

In addition to analyzing market compensation and performance data, the Compensation Committee considers each individual’s qualifications, experience and contribution to the Company when making compensation decisions, as well as our unique business model and the difficulty in locating experienced and qualified executive officer candidates willing to relocate to the remote area surrounding our headquarters. The only named executive officer not required to be located proximate to our headquarters in Nevada is our Vice President of Business Development whose responsibilities include extensive travels and is domiciled in the San Francisco Bay Area, close to key stakeholders and potential target companies.

No Delegation of Compensation Decisions

The Compensation Committee has not delegated any of its exclusive power to determine matters of executive compensation and benefits. Our chief executive officer and an independent compensation consultant assist the Compensation Committee by presenting proposals and recommendations to the Compensation Committee, information on the Company and individual performance of our named executive officers and management’s perspective and recommendations on compensation matters (our chief executive officer recuses himself from that portion of the Compensation Committee meetings involving deliberation and decision-making pertaining to his own compensation). The Compensation Committee reports to the Board on the major items covered at each Compensation Committee meeting.

Compensation Program Elements

The annual compensation payable to our named executive officers is comprised of four primary elements which are designed together to motivate our named executive officers to achieve our strategic goals. These four elements are: (i) base salary, (ii) annual cash bonus, (iii) long-term incentive compensation and (iv) employee benefits.

In addition, we provide other limited perquisites, benefits and severance, but such perquisites and benefits are generally available to all of our employees on the same terms as to our named executive officers.

Each element, and why we pay it, is discussed below.

Base Salary

Base salary is the fundamental, fixed element of our named executive officers’ compensation and the foundation for each named executive officer’s total compensation.

Base salaries are reviewed annually and may be adjusted by the Compensation Committee taking into account the individual performance of the named executive officer as well as that of the Company as a whole.

For fiscal year 2019, the Compensation Committee reviewed the base salary and performance of each of our named executive officers, the performance of the Company and Board Advisory’s analysis and summary of the market practice of the comparator companies. Based on this review, the Compensation Committee determined to increase the base salary of Mr. Monnet to $635,00 from $525,000 in connection with his promotion to the position of chief executive officer of the Company and increase the base salaries of Messrs. Garcia and Stone and Dr. Jene by 3% for 2019. In connection with his appointment as chief accounting officer, effective July 1, 2019, Mr. Imbrogno’s base salary was increased to $346,000 from $288,400.

The fiscal year 2019 base salaries for our named executive officers are set forth in the table below:

Name	Title	2019 Base Salary		% Increase or Decrease from 2018 Base Salary
Dominique Monnet	President and Chief Executive Officer	$635,000		21	%(1)
Christopher Stone	Vice President, General Counsel and Secretary	$497,490		3%
Peter Garcia	Former Vice President and Chief Financial Officer	$474,600	(2)	3%
Jill Jene	Vice President, Business Development	$350,200		3%
Edward Imbrogno	Vice President, Chief Financial Officer and Chief Accounting Officer	$346,000	(3)	24%

(1)	Mr. Monnet’s increase in salary was a result of his promotion to chief executive officer as of December 31, 2018. This base salary represented a decrease of 9% in comparison to the annual salary paid to our previous chief executive officer during 2018.
(2)	Mr. Garcia separated from the Company, effective August 15, 2019.
(3)	Mr. Imbrogno’s base salary was increased to $346,000, effective July 1, 2019, from $288,400 in connection with his promotion to chief accounting officer.

 Annual Cash Bonus

The second component of our named executive officers’ total compensation is the annual cash bonus. The annual cash bonus is intended to encourage high levels of individual and Company performance by rewarding our named executive officers for their individual contributions and our overall performance during the year.

The Compensation Committee believes that a significant portion of a named executive officer’s compensation should be based on Company and individual performance. As a result, we provide our named executive officers with an annual cash bonus opportunity that can be earned based on achievement of certain predetermined corporate and, in the case of our named executive officers other than our chief executive officer, individual performance goals.

Fiscal Year 2019 Annual Bonus Evaluation

For fiscal year 2019, the Compensation Committee established the 2019 Annual Bonus Plan. The 2019 Annual Bonus Plan is composed of cash compensation that is entirely at risk, depending on performance. In the event of underperformance, the Compensation Committee may elect to award no bonus. In the event of performance that exceeds the Compensation Committee’s performance expectations, the bonus amount is capped at a maximum of 200% of the target amount.

As part of the 2019 Annual Bonus Plan, the Compensation Committee reviewed, and recommended to the Board for approval, the Company’s corporate goals for 2019 and the individual goals for our named executive officers, as well as the weighting of corporate and individual goals in determining their bonuses for fiscal year 2019.

In determining the appropriate ratio of corporate goals and individual goals for measuring overall performance, the Compensation Committee has determined that our chief executive officer’s performance should be measured solely on the basis of the Company’s overall performance with respect to corporate goals. With respect to the other named executive officers, the Compensation Committee has determined that the ratio should be heavily skewed toward the attainment of the corporate goals, but also recognized that, in a company with a small staff such as the Company, some weight should be accorded to the attainment of individual goals because the individual goals contribute toward attainment of the corporate goals.

In connection with the annual cash bonus, the Compensation Committee reviewed the target bonus (as a percentage of base salary) of each named executive officer and Board Advisory’s analysis and summary of the market practice of the comparator companies.

The target and maximum bonus (as a percentage of base salary) and the ratio of corporate to individual goals for each named executive officer are set forth in the table below:

Name	Title	2018 Target Bonus	2019 Target Bonus	2019 Maximum Bonus	Ratio of 2019 Corporate Goals/ 2019 Individual Goals
Dominique Monnet	President and Chief Executive Officer	75%	80%	160%	100%/0%
Christopher Stone	Vice President, General Counsel and Secretary	75%	75%	150%	75%/25%
Peter Garcia	Former Vice President and Chief Financial Officer	75%	75%	150%	75%/25%
Jill Jene	Vice President, Business Development	60%	75%	150%	75%/25%
Edward Imbrogno	Vice President, Chief Financial Officer and Chief Accounting Officer	50%	75%	150%	75%/25%

Corporate Goals

Our corporate goals for 2019 and the relative weight ascribed to them are set forth in the table below:

2019 Corporate Goal	Weight
Business Development	50%
Execute a strategy to build portfolio of actively managed late clinical stage or commercial stage product with significant revenue growth potential
Noden	10%
Meet Noden’s fiscal year 2019 EBITDA goal of $11.2 million
LENSAR	10%
Meet LENSAR 2019 plan and operating budget loss of $8.6 million
Finance
Manage income generating assets to assure anticipated return vs. budget when measured on a cash basis	10%
Achieve capital structure optimization and tax objectives	10%
Stock Price	10%
Meet/exceed peer companies’ share performance
Total	100%

The 2019 Annual Bonus Plan also included the following stretch goals: (i) deliver substantive progress toward the completion of a second strategic transaction involving a late-stage or commercial-stage biopharma product and/or company with significant revenue growth potential, (ii) effectively manage the portfolio of non-strategic assets while minimizing management distraction and (iii) exceed peer companies’ share performance by 50%. No numeric percentages or weights were given to the stretch goals, but rather the awarding of any payments under the stretch goals was to be determined at the Compensation Committee’s discretion.

At the time the Compensation Committee set the goals for 2019, it believed that each of the 2019 annual bonus plan goals was achievable, but only with significant effort. The Compensation Committee monitored the achievement of the 2019 corporate goals throughout the year.

Individual Goals

Christopher Stone

Goals for 2019 for Christopher Stone, our Vice President, General Counsel and Secretary, included (with percentage weighting in parenthesis): (i) effectively manage intellectual property and legal diligence for asset acquisitions and oversee transactional and documentation components of acquisitions (50%); (ii) Effectively manage and/or oversee intellectual property, legal and healthcare compliance matters for the Company and operating subsidiaries (20%); (iii) for new acquisitions, manage legal components of newly acquired entities (10%); (iv) effectively manage new disputes and litigation matters (10%); (v) effectively manage the Wellstat Diagnostics loan default litigation (5%); and (vi) manage and develop the legal department with regard to efficiency and risk management processes and ensuring appropriate staffing and skills given the changing nature of the Company (5%).

Peter Garcia

Goals for 2019 for Peter Garcia, our former Vice President and Chief Financial Officer, included (with percentage weighting in parenthesis): (i) monitor financial markets and evaluate debt and equity financing opportunities, and recommend financing strategy based on the needs of the Company, including evaluating and acting on an exchange of existing notes and pursuing straight debt financing or lines of credit and completing $100 million stock repurchase plan and evaluate potential new plans (15%); (ii) manage tax returns and audits to successful resolution (10%); (iii) work with the Board and senior management to develop an acquisition plan that includes compatible acquisition targets and assess impact on cash flow models (15%); (iv) effectively manage and coordinate financial and Sarbanes-Oxley compliance and quarterly reviews with auditors (5%); (v) continue to meet SEC filing requirements, with reliable and timely filings and no restatements, including integrating new investments into the Company’s consolidated financials (10%); (vi) maintain and manage the Company’s investments and ensure compliance with debt and other potential financing requirements (5%); (vii) maintain an active consultative relationship with auditors, tax preparers and other third-party service providers to ensure timely responses and proper risk mitigation (10%); (viii) create a sustainable investor relations program completing at least two non-deal roadshows during 2019 (10%); (ix) develop process improvements to the accounting close and reporting cycle evaluating and implementing new software systems to assist (10%) and (x) manage and lead budget process for PDL and subsidiaries, including long range plan (10%).

Jill Jene

Goals for 2019 for Jill Jene, our Vice President, Business Development, included (with percentage weighting in parenthesis): (i) execute a strategic transaction to acquire a late clinical stage or commercial stage product with significant revenue growth potential (50%); (ii) build high performance team and support professional development of the team, aligned with corporate needs, and effectively complement internal team’s capacity with external network of consultants and experts to meet transactional timelines (25%); (iii) provide leadership and strategic insight to the Company’s organization around product and company acquisition process; from the identification of an opportunity, including developing a strategic rationale for the Company’s interest in an asset, input into financial model, successful diligence, through close and integration (15%); (iv) effectively source new opportunities by maintaining connections with bankers, potential partners and brokers; (v) proactively seek and source opportunities through EU sourcing efforts, therapeutic area based screening and evaluation (10%); and (vi) deliver substantive progress toward the completion of a second strategic acquisition of a late stage or commercial stage biopharma product and/or company with significant revenue growth potential (no weight given).

Ed Imbrogno

Goals for 2019 for Edward Imbrogno, our Vice President, Chief Accounting Officer and Acting Chief Financial Officer, included (with percentage weighting in parenthesis): (i) assist CEO with interim CFO responsibilities including investor relations and capital market transactions (10%); (ii) coordinate with third party service providers (10%); (iii) effectively manage external reporting (15%); (iv) provide financial modeling of newly acquired revenue assets (10%); (v) maintain active CPA designation, including attending seminars and conferences related to financial instrument accounting (5%); (vi) effectively manage consolidated financial reporting (10%); (vii) effectively manage and coordinate financial and Sarbanes-Oxley audits and quarterly reviews with external auditors (10%); (viii) monitor performance of existing income generating assets (10%); (ix) manage payroll processing and 401(k) reporting and compliance (5%); (x) assist with any royalty audits (5%); and (xi) evaluate, research and document proper technical accounting treatment for the Company’s business (10%).

2019 Performance Evaluations and Bonus Amounts

The 2019 Annual Bonus Plan requires that our chief executive officer conduct the performance reviews of our other named executive officers, which are then reviewed by the Compensation Committee. Following these assessments, the Compensation Committee determines the attainment percent of the goals for our other named executive officers. The Compensation Committee is responsible for evaluating our chief executive officer’s performance.

In January 2020, the Compensation Committee evaluated the Company's performance against the 2019 corporate goals. The Compensation Committee determined that 85% of the 2019 corporate goals established for the 2019 Annual Bonus Plan had been achieved and awarded an additional 15% for the achievement of certain stretch goals included in the 2019 Annual Bonus Plan, as further described below. The Compensation Committee based its decision on the following factors:

•	Business Development - Execute a strategy to build portfolio of actively managed late clinical stage or commercial stage product with significant revenue growth potential. The Company purchased approximately a 29% position in the stock of Evofem, a late clinical stage company with a novel product named Phexxi™ that has significant growth potential. Evofem successfully re-filed its new drug application for Phexxi™ and also successfully completed its Phase 2b program for indications of the prevention of chlamydia and gonorrhea, further enhancing its revenue growth potential. As of December 31, 2019, the Company had an unrecognized gain of $36.4 million from its Evofem investment. However, the Company did not make progress towards other products or companies necessary to build a portfolio of products. The Committee acknowledged that the suspension of the growth strategy in September of 2019 affected the Company’s ability to achieve this goal. The Committee used its discretion to conclude that the Company had performed at a level of 40% versus the target level of 50%.

•	Noden - Meeting EBITDA goal. The corporate goal was to effectively operate the Noden business by meeting the fiscal year earnings before interest, taxes, depreciation and amortization ("EBITDA") goal of $11.2 million, as adjusted to take out a one-time non-cash accounting charge. Noden generated approximately $11 million in adjusted EBITDA in comparison to the goal of $11.2 million. Based on the substantial achievement of the goal, the Compensation Committee concluded that the Company had performed at a level of 10% versus the target level of 10%. Adjusted EBITDA is a non-GAAP measure and is used by the Company to accurately measure operational performance for a subsidiary business that does not include financial or other adjustments that may not be directly connected to operating results.

•	LENSAR– Meeting 2019 plan and operating budget. LENSAR met its goal by having an operating loss of $8.9 million in comparison to the 2019 plan operating loss of $8.6 million. Based on the substantial achievement of the goal, the Compensation Committee concluded that the Company had performed at a level of 10% versus the target level of 10%.

•	Finance – Management of income generating assets to assure anticipated return vs. budget when measured on a cash basis. Cash flows from the Company’s income generating assets were significantly higher that the projected cash flows. In 2019, the Company received $79.3 million in comparison to a full-year projection of $51.1 million. The Committee concluded that the Company had performed at a level of 10% versus the target level of 10%.

•	Finance – Achievement of Capital structure optimization and tax objectives. The Company completed its $100 million share repurchase program that was announced in the fall of 2018. The Company also extended the maturity of approximately $86 million of its convertible notes from December of 2021 to December of 2024, which would have enabled the Company more flexibility for future financings, if necessary, in connection with its then stated growth strategy. Finally, in connection with the Company’s subsequent change in strategy to an asset monetization and near-term shareholder return program, the Company announced a $275 million share and convertible note repurchase program, whereby it retired approximately 80% of its convertible notes in December 2019 for the purpose of enabling the Company more flexibility to pursue its new strategy in consideration of the covenants and other provisions of the convertible notes that would have made such a strategy difficult to achieve. The Compensation Committee noted, however, that the cost of the note exchange and extension was significantly higher than expected, and concluded that the Company had performed at a level of 5% versus the target level of 10%.

•	Stock Price - Share performance relative to peer companies. The Company’s share price increased by approximately 12% in 2019, in comparison to a 6.2% decrease in share price by the Company’s peer companies during 2019. The Compensation Committee concluded that the Company had performed at a level of 10% versus the target level of 10%.

•	Stretch goals – (i) deliver substantive progress toward the completion of a second strategic transaction involving a late-stage or commercial-stage biopharma product and/or company with significant revenue growth potential, (ii) effectively manage the portfolio of non-strategic assets while minimizing management distraction and (iii) exceed peer companies’ share performance by 50% . The Compensation Committee reviewed the stretch goals, noting that the Company did not deliver substantive progress towards the completion of a second strategic transaction in 2019, but did effectively manage non-strategic assets and the Company’s increase in share price was more than 50% greater than the average performance of its peer’s stock price. In consideration of the stretch goals, the Compensation Committee used its discretion to award an additional 15% to the scoring of the corporate goals as a whole.

The Compensation Committee then reviewed the individual 2019 performance of each of the Company's named executive officers and, specifically, their level of achievement of the individual goals established for them, their management and leadership, their professional contributions and their technical and organizational contributions. Based on its review, the Compensation Committee determined that:

•	Mr. Monnet, because his bonus was based solely upon the achievement of corporate goals under the 2019 Annual Bonus Plan with no individual goal component, would receive 100% of his target bonus;

•	Mr. Stone achieved all of his individual goals in 2019 and that, combined with his continued superior performance and contribution in 2019, resulted in the Compensation Committee awarding Mr. Stone a 140% achievement level relative to his individual goals for 2019;

•	Mr. Garcia did not qualify for payment under the 2019 Annual Bonus Plan because he was not an employee of the Company as of December 31, 2019;

•	Dr. Jene achieved all of her individual goals in 2019 and that, combined with continued strong performance and contributions to the Company in 2019, resulted in the Compensation Committee awarding Dr. Jene a 127.5% achievement level relative to her individual goals for 2019; and

•	Mr. Imbrogno achieved all of his individual goals in 2019 and that, combined with continued strong performance and contributions to the Company in 2019, resulted in the Compensation Committee awarding Mr. Imbrogno a 120% achievement level relative to his individual goals for 2019.

Following this review, the Compensation Committee approved bonus payments to each of our named executive officers based on the above determinations:

Name	Title	2019 Annual Bonus
Dominique Monnet	President and Chief Executive Officer		$508,000
Christopher Stone	Vice President, General Counsel and Secretary		$410,429
Peter Garcia(1)	Former Vice President and Chief Financial Officer	$	N/A
Jill Jene	Vice President, Business Development		$280,707
Edward Imbrogno	Vice President, Chief Financial Officer and Chief Accounting Officer		$211,942

(1)       Because he was no longer employed by the Company as of December 31, 2019, Mr. Garcia was not eligible to receive a bonus under the 2019 Annual Bonus Plan.

Long-Term Incentives

The third component of our compensation strategy is long-term incentive awards. Our long-term incentive award program is intended to provide executives with opportunities to participate in the appreciation of our stock price and to create unvested award value that will provide a financial incentive for executives to remain with the Company and to work for the continued success of the organization. In 2019, our long-term incentive award program was comprised solely of stock options, which we believe best aligned the interests of management and stockholders in relation to the Company’s growth strategy at the time by rewarding increases in stockholder value.

Stock Option Awards

In recognition of the Company’s transition into a more traditional pharmaceutical company, starting in 2017, the decision was made to primarily use stock options for the Company’s executive officers as opposed to cash and restricted stock, which had been used in the Company’s long-term incentive plans for several years prior. The restructuring was in part a response to feedback that the Company had received from certain of its stockholders who expressed a belief that stock options better aligned the Company’s executive officer’s interests with that of its stockholders compared to cash payments and restricted stock awards. Specifically, our named executive officers received the following stock option awards in 2019:

Name	Title	Number of Stock Option Granted in 2019
Dominique Monnet	President and Chief Executive Officer	2,450,000
Christopher Stone	Vice President, General Counsel and Secretary	833,333
Peter Garcia(1)	Former Vice President and Chief Financial Officer	641,025
Jill Jene	Vice President, Business Development	384,615
Edward Imbrogno	Vice President, Chief Financial Officer and Chief Accounting Officer	108,766

(1)	99,666 of Mr. Garcia’s outstanding stock options vested upon his departure from the Company in August 2019; the remaining stock options granted in 2019 were terminated.

The stock options granted in March 2019 vest over a four-year period, with 25% vest on the first anniversary of their grant date and the remainder vesting monthly on a pro rata basis for the 36 months following the first anniversary. The vesting of all stock options is subject to: (i) continuous service with the Company as of such vesting date and (ii) accelerated vesting in the event of a change of control. The stock options granted expire ten years from the date of grant, subject to earlier termination in the event of termination of employment. The exercise price of options granted under the stock plans is 100% of the fair market value of the underlying stock on the date of grant. Executives do not realize value from our stock options unless our stock price appreciates following the date of grant and our Compensation Committee therefore considers stock options to be “at-risk,” performance-based compensation.

Restricted Stock Award

In connection with his promotion to chief executive officer, in March 2019 Mr. Monnet was granted 451,075 shares of restricted stock, which shares will vest in equal installments on each of the first, second and third anniversaries of the grant date. The vesting of the restricted stock is subject to: (i) Mr. Monnet’s continuous service with the Company as of such vesting date and (ii) accelerated vesting in the event of a change of control.

In February 2020, in connection with the Board adopting the Plan of Liquidation, all of the stock options and restricted stock granted to our employees, executive officers and directors accelerated and vested under the change in control definition in the Equity Plan, other than the outstanding awards under the 2016/20 LTIP (as discussed below).

Long-Term Incentive Plan Awards Prior to 2018

Under our long-term incentive plans in place prior to 2018, each named executive officer was granted awards consisting of: (i) restricted stock and (ii) a cash payment.

Subject to the acceleration provisions set forth in the long-term incentive plans described below, each cash award and restricted stock award vests at the times specified in each plan, provided that the named executive officer remains employed by the Company through such date. In 2019, two of such long-term incentive plans were still effective, the 2015/19 long-term incentive plan (the “2015/19 LTIP”) and the 2016/20 long-term incentive plan (the “2016/20 LTIP”). Under such long-term incentive plans, in addition to remaining employed by the Company through the applicable vesting dates, the Company must meet minimum performance goals described over the applicable performance periods for the restricted stock and cash awards to vest and/or be paid. Payment of the cash payment under the long-term incentive plans will be made on or as soon as practicable after the applicable vesting dates.

Dividend payments and other distributions made on the restricted stock during the vesting periods of the restricted stock will accrue through the vesting periods and will be paid, plus interest, to the named executive officer upon vesting of the restricted stock award. If the minimum performance goals for the long-term incentive plan’s restricted stock awards are not met, the accrued dividend payments and other distributions will be forfeited.

Long-Term Incentive Plan Payments in 2019.

•	2015/19 LTIP Payments in 2019.

The performance goal with respect to the vesting of 16.67% of the 2015/19 LTIP award on December 12, 2019, the final year of the five-year performance period, was that the aggregate cash generated by the income generating assets acquired over the initial two calendar-year performance period of the plan (2015 and 2016) be least 80% of the amount projected for such assets. In addition, the 2015/19 LTIP provided that if the performance goal for any calendar year subsequent to the initial two calendar-year performance period were not met, that an award could still vest if the cumulative cash flows during the period from 2017 to 2019 generated at least 80% of the projected cumulative cash flows for such three-year period.

In December 2019, the Compensation Committee reviewed the Company’s performance against this goal for the 2019 performance period. The Compensation Committee determined that the performance goal had not been met in recognition that the Company had received approximately $13.4 million in cash in 2019 from the income generating assets acquired during 2015 and 2016 in comparison to the projection for approximately $65.5 million in cash to be received from such assets for 2019. However, in reviewing the three-year look-back provision, the Committee determined the cumulative cash flows during such period were in excess of the 80% threshold of forecasted cash flows. During the three-year period of 2017 through 2019, the Company received approximately $196.5 million in cash from the income generating assets acquired during 2015 and 2016 in comparison to the projection of approximately $164.4 million for such period. Despite the cash flows coming in at approximately 120% of the projection, the Compensation Committee, in its discretion, determined to award the payments at 92% of the target award. The Compensation Committee based this determination on the fact that the goal during the initial two-year performance period of the 2015/19 LTIP under the plan was only awarded at a 92% level. Upon vesting, Mr. Stone, the only remaining named executive officer participating in the 2015/19 LTIP received the awards set forth in the table below for the 2019 vesting period of the 2015/19 LTIP:

2019 Payouts Under 2015/19 LTIP Awards

Name	Title	Target Cash	Cash Awarded	Target Value of Restricted Stock Award at Grant(1)	Target Number of Shares Underlying Restricted Stock Award at Grant(2)	Number of Shares Vested under Restricted Stock Award
Christopher Stone	Vice President, General Counsel and Secretary	$255,154	$234,700	$109,332	16,136	14,848

(1)	Target Value of Restricted Stock Award at Grant is the value of the restricted stock on the date granted assuming 100% of the award is achieved. The realized value of such restricted stock may be more or less based on: (i) the value of our common stock when the restricted stock actually vests over the life of the 2015/19 LTIP and (ii) the number of shares that actually vest.
(2)	A price of $7.62 per share was used to determine the initial number of shares granted in 2015, which reflected the closing price of the Company’s shares on January 28, 2015, as per the terms of the 2015/19 LTIP. For the subsequent grant of $75,690 in restricted stock to Mr. Stone, a price of $4.95 per share was used, reflecting the closing price of the Company’s shares on September 29, 2015, as per the terms of each such officer’s retention bonus. The retention bonuses were awarded by the Compensation Committee in September 2015 in light of concerns about retaining management beyond 2015 given the transitional phase of the Company and dramatic decrease in revenue expected after the first quarter of 2016.

•	2016/20 LTIP Payments

The performance goal with respect to the vesting of 16.67% of the 2016/20 LTIP award on December 12, 2019, the fourth year of the five-year performance period, was that the aggregate cash generated by the income generating assets acquired over the initial two calendar-year performance period of the plan (2016 and 2017) be least 75% of the projected cash flow for such assets during the 2019 calendar year.

In December 2019, the Compensation Committee reviewed the Company’s performance against the 2016/20 LTIP performance goal for the 2019 performance period and determined that the performance goal had not been met. The Compensation Committee did not award any payments for the 2019 vesting period under the 2016/2020 LTIP.

Employee Benefits

The final component of the Company’s compensation strategy is the inclusion of certain employee benefits. We provide our employees, including our named executive officers, with customary benefits, including medical, dental, vision and life insurance coverage, short-term and long-term disability coverage and the ability to participate in our 401(k) plan, which provides for a Company matching contribution up to certain limits. The costs of our insurance coverage benefits are largely borne by us; however, employees pay portions of the premiums for some of these benefits. We think that these benefits are of the type customarily offered to employees by our peer group and in our industry.

This element of compensation is intended to provide assurance of financial support in the event of illness or injury and encourage retirement savings through a 401(k) plan.

All Other Compensation

Due to the Company’s unique business model, the difficulty in locating experienced and qualified executive officer candidates in the remote area surrounding the Company’s headquarters and the fact that in most cases we require our named executive officers to be located proximate to the Company’s headquarters in Nevada, the Compensation Committee decided to provide housing assistance in 2019 to Mr. Monnet ($4,000 per month), Mr. Garcia ($4,000 per month for the months he remained employed by the Company) and Mr. Imbrogno ($4,000 per month). We generally do not offer any other perquisites to our named executive officers.

Severance Benefits

The Company has entered into a severance plan that covers each of its named executive officers and provides for certain compensation and benefits if the named executive officer’s employment is terminated without “cause” or should he or she resign for “good reason,” as those terms are defined in the severance plan. The Company adopted the severance plan in recognition of the need to attract and retain a talented management team to a unique location.

The Company adopted the new Severance Plan in April 2019. A description of the Severance Plan and a calculation of the severance benefits under the severance agreements in effect in 2019 can be found at “Executive Officer Compensation-Potential Payments upon Termination or Change in Control” below.

Other Executive Compensation Matters

Stock Ownership Guidelines

The Board has determined that ownership of our common stock by our officers promotes a focus on long-term growth and aligns the interests of our officers with those of our stockholders. As a result, the Board has adopted stock ownership guidelines stating that our chief executive officer and our other five most-highly-compensated officers (based on annual base salary), should maintain certain minimum ownership levels of our common stock.

Our stock ownership guidelines require the following levels of ownership among our named executive officers not later than five years after the date the person is initially appointed to the applicable position:

Title	Ownership Threshold
Chief Executive Officer	Three times (3x) base salary
Chief Financial Officer and General Counsel	One times (1x) base salary
Other Executives	50% of base salary

As of December 31, 2019, all of our named executive officers were in compliance with this requirement.

The Board is permitted, in its discretion, to waive the application of our stock ownership guidelines to any covered individual if it determines that, as a result of the individual’s personal circumstances, application of our stock ownership guidelines would result in a hardship.

Hedging and Pledging Prohibition

Our Trading Compliance Policy prohibits our directors, officers, and other individuals designated as having access to material non-public information, both during their service with us and following their termination of service, from engaging in the following transactions: (i) short sales in our securities, (ii) hedging transactions, including zero-cost collars and forward sale contracts, that limit economic losses from holding our securities, (iii) holding our securities in a margin account, and (iv) pledging our securities. Other employees are strongly discouraged from engaging in these transactions. We prohibit and/or discourage our directors, officers and employees from engaging in hedging transactions because it is our view that such transactions detract from the alignment of our directors, officers and employees with our stockholders, signal to the market that individuals engaging in these transactions have no confidence in us or in our short-term prospects, and may reduce applicable individual’s incentive to improve our performance.

Clawback Policy

The Board has adopted a policy for recoupment of incentive compensation, or the clawback policy. The Board adopted the clawback policy to prevent executive officers involved in certain wrongful conduct from unjustly benefiting from that conduct, and to remove the financial incentives to engage in such conduct. The clawback policy generally requires an executive officer who is involved in wrongful conduct that results in a restatement of the Company’s financial statements to repay to the Company up to the full amount of any incentive compensation based on the financial statements that were subsequently restated. Incentive compensation includes bonuses or awards under the Company’s annual cash bonus plans, long-term incentive plans and equity incentive plans.

Tax and Accounting Considerations

In determining executive compensation, the Compensation Committee also considers, among other factors, the possible tax consequences to the Company and to our executive officers. However, to maintain maximum flexibility in designing compensation programs, the Compensation Committee will not limit compensation to those levels or types of compensation that are intended to be deductible. For example, the Compensation Committee considers the provisions of Section 162(m) of the Code and related Treasury Department regulations that restrict deductibility for federal income tax purposes of executive compensation for certain “covered employees” to the extent such compensation exceeds $1,000,000 for any of such employees in any year and does not qualify for an exception under the statute or regulations. Prior to the Tax Cuts and Jobs Act of 2017, covered employees included our chief executive officer and each of the next three highest compensated officers serving at the end of the taxable year other than our chief financial officer, and compensation that qualified as “performance-based” under Section 162(m) was exempt from this $1 million limitation. As part of the Tax Cuts and Jobs Act of 2017, the ability to rely on this “qualified performance-based compensation” exception was eliminated, and the limitation on deductibility was generally expanded to include all named executive officers. Although we maintained compensation plans that were intended to permit the award of deductible compensation as qualified performance-based compensation under Section 162(m) prior to the Tax Cuts and Jobs Act of 2017, subject to the Act’s transition relief rules, we may no longer take a deduction for any compensation paid to our covered employees in excess of $1,000,000. The Compensation Committee has determined that our interests are best served in certain circumstances by providing compensation that is not deductible under Section 162(m) of the Code and, accordingly, may grant such compensation that may be subject to the $1,000,000 annual limit on deductibility, including base salary, annual cash bonuses and long-term incentive awards.

Sections 280G and 4999 of the Code provide that executive officers, persons who hold significant equity interests and certain other highly-compensated service providers may be subject to an excise tax if they receive payments or benefits in connection with a change in control of the Company that exceeds certain prescribed limits, and that the Company (or a successor) may forfeit a deduction on the amounts subject to this additional tax. Further, Section 409A of the Code imposes certain additional taxes on service providers who enter into certain deferred compensation arrangements that do not comply with the requirements of Section 409A of the Code. We have not agreed to pay any named executive officer, a “gross-up” or other reimbursement payment for any tax liability that he or she might owe as a result of the application of Section 280G, 4999 or 409A of the Code.

The Compensation Committee also considers the accounting consequences to the Company of different compensation decisions and the impact of certain arrangements on stockholder dilution. However, neither of these factors by themselves will compel a particular compensation decision.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K. Based on this review and discussion, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and our proxy statement on Schedule 14A for the 2020 annual meeting of stockholders.

Respectfully Submitted By:

The Compensation Committee

Elizabeth O’Farrell (chairperson)

Paul W. Sandman

Natasha Hernday

Summary Compensation Table

The compensation earned by our chief executive officer, chief financial officer, our two other highest compensated executive officers serving as of the end of 2019 and our former chief financial officer (the named executive officers) for the last three fiscal years is set forth in the table below:

Name and Title	Year	Salary	Bonus	Stock Awards(1)	Option Awards (2)		Non-Equity Incentive Plan Compensation		All Other Compensation		Total
Dominique Monnet	2019	$635,000	$—	$1,678,000	$3,822,000		$508,000	(3)	$58,000	(4)	$6,701,000
President and Chief	2018	$525,000	$—	$—	$1,568,740		$346,500		$58,000		$2,498,240
Executive Officer	2017	$155,303	$—	$773,444	$1,459,114		$—		$25,301		$2,413,162

Edward Imbrogno	2019	$294,200	$—	$82,500	$167,500		$211,943	(3)	$58,000	(5)	$814,143
Vice President, Chief Financial Officer and Chief Accounting Officer

Christopher Stone	2019	$497,490	$—	$—	$1,300,000		$645,129	(6)	$10,000	(7)	$2,452,619
Vice President, General	2018	$483,000	$—	$—	$1,137,555		$500,940		$10,000		$2,131,495
Counsel and Secretary	2017	$460,350	$—	$437,320	$—		$467,154		$10,000		$1,374,824

Peter Garcia	2019	$290,975	$—	$—	$1,000,000	(8)	$—	(9)	$1,286,285	(10)	$2,577,260
Former Vice President and Chief Financial Officer	2018	$452,000	$—	$—	$1,131,398		$479,033		$54,000		$2,116,431
	2017	$430,301	$—	$433,845	$—		$463,443		$58,000		$1,385,589

Jill Jene	2019	$350,200	$—			$—	$600,000	$280,707	(3)	$10,000	(11)	$1,240,907
Vice President, Business	2018	$210,139	$50,000	(12)	$		$400,000	$108,000		$3,063		$771,202
Development

(1)	Amounts in this column represent the grant date fair value of restricted stock awards granted in the relevant fiscal year, calculated in accordance with FASB ASC Topic 718. The amounts shown disregard estimated forfeitures. Assumptions used in the calculation of these amounts for awards are included in Note 18 to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 11, 2020.

(2)	Except as described in footnote (8) below for Mr. Garcia, amounts in this column represent the grant date fair value of stock options granted in the relevant fiscal year, calculated in accordance with FASB ASC Topic 718. The amounts shown disregard estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 18 to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 11, 2020.

Mr. Stone and Mr. Garcia were granted stock options on August 29, 2017, subject to the approval of the stockholders of the Company. As a result, pursuant to SEC rules and FASB ASC Topic 718, since the stock option grants were subject to stockholder approval, the grant date of such awards for purposes of FASB ASC Topic 718 and SEC disclosure rules was June 8, 2018, the date such option grants were approved by the stockholders. This date was also used to determine the grant date fair value of these stock options for purposes of FASB ASC Topic 718, which are as follows for each named executive officer who received these awards: $777,555 for Mr. Stone; and $771,339 for Mr. Garcia. In addition, during 2018 Mr. Stone, Mr. Garcia and Dr. Jene were granted additional stock options, the grant date fair value of which were: $360,000 for Mr. Stone, $360,059 for Mr. Garcia; and $400,000 for Dr. Jene. Assumptions used in the calculation of these amounts are included in Note 18 to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 11, 2020.

(3)	Consists of a payment under the 2019 Annual Bonus Plan.

(4)	Consists of: (a) matching contributions we made to our 401(k) plan - $10,000 and (b) the housing allowance paid to Mr. Monnet - $48,000.

(5)	Consists of: (a) matching contributions we made to our 401(k) plan - $10,000 and (b) the housing allowance paid to Mr. Imbrogno - $48,000.

(6)	Consists of: (a) payment under the 2019 Annual Bonus Plan - $410,429 and (b) the performance-based cash payment under the 2015/19 LTIP - $234,700.

(7)	Consists of matching contributions we made to our 401(k) plan.

(8)	For Mr. Garcia for 2019, also includes the stock options granted to him in March, 2019, as part of our annual award program. In connection with his separation from the Company on August 15, 2019, 99,666 of the stock options granted to him in 2019 vested and the remainder of his stock options granted in 2019 were forfeited.

(9)	Mr. Garcia did not receive any non-equity incentive plan compensation in 2019 because he resigned from the Company on August 15, 2019.

(10)	Consists of: (a) matching contributions we made to our 401(k) plan - $10,000, (b) the housing allowance paid to Mr. Garcia - $30,000, and (c) the cash amount paid to Mr. Garcia in connection with his separation from the Company in August, 2019 - $1,246,285.

(11)	Consists of matching contributions we made to our 401(k) plan.

(12)	Consists of a signing bonus paid in connection with Dr. Jene’s employment with the Company.

Grants of Plan-Based Awards During 2019

The following table lists each grant of plan-based awards made by the Company during 2019 to our named executive officers:

								All
								Other
								Stock		All Other
								Awards:		Option		Exercise	Grant
						Estimated Future		Number		Awards:		or Base	Date Fair
			Estimated Future Payouts			Payouts Under Equity		of Shares		Number of		price of	Value of
			Non-Equity Incentive Plan Awards			Incentive Plan Awards		of Stock		Securities		Option	Stock
	Approval	Grant	($)(1)			(#)		or Units		Underlying		Awards	Awards
Name	Date	Date	Threshold	Target	Maximum	Threshold	Target	(#)		Options(#)		($/Sh)	($)(2)
Dominique Monnet	3/28/2019	3/28/2019	—	—	—	—	—	—		2,450,000	(4)	$3.72	$3,822,000
	—	—	—	$508,000	$1,016,000	—	—	451,075	(3)	—		—	1,678,000
Edward Imbrogno	3/25/2019	3/25/2019	—	—	—	—	—	—		108,766	(4)	$3.69	$167,500
	—	—	—	259,500	519,000	—	—	22,357	(3)	—		—	82,500
Christopher Stone	3/28/2019	3/28/2019	—	—	—	—	—	—		833,333	(4)	$3.72	$1,300,000
	—	—	—	$373,118	$746,235	—	—	—		—		—	—
Peter Garcia(5)	3/28/2019	3/28/2019	—	—	—	—	—	—		641,025	(4)	$3.72	$1,000,000
	—	—	—	$349,170	$698,340	—	—	—		—		—	—
Jill Jene	3/28/2019	3/28/2019	—	—	—	—	—	—		384,615	(4)	$3.72	$600,000
	—	—	—	$262,688	$525,375	—	—	—		—		—	—

(1)	The amounts in the below columns relate to the Company’s 2019 Annual Bonus Plan. Actual amounts paid in January 2020 under the 2019 Annual Bonus Plan were based on the Compensation Committee’s review of corporate performance and individual achievements and are included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

(2)	Amounts in this column represent the grant date fair value of option awards and, in the case of Mr. Monnet and Mr. Imbrogno, restricted stock, granted in 2019, calculated in accordance with FASB ASC Topic 718. The amounts shown disregard estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 18 to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 11, 2020. In February 2020, in connection with the Board adopting the Plan of Liquidation, all of the stock options and restricted stock granted to our employees, executive officers and directors accelerated and vested under the change in control definition in the Equity Plan, other than the outstanding awards under the 2016/20 LTIP (as discussed below).

(3)	Reflects shares of restricted stock granted to Mr. Monnet on March 28, 2019 in connection with his promotion chief executive officer of the Company and the restricted stock granted to Mr. Imbrogno on March 25, 2019. This restricted stock will vest in equal amounts on each of the first, second and third anniversaries of the grant date. In addition, the restricted stock will vest upon a change in control.

(4)	Represents stock options granted to Messrs. Monnet, Stone and Garcia and Dr. Jene on March 28, 2019 and stock options granted to Mr. Imbrogno on March 25, 2019. The stock options will vest as follows: 25% of the shares subject to the option vested on the first anniversary of the grant date, and 75% of the shares subject to the option shall vest on a monthly basis pro rata over the thirty-six (36) months following the first anniversary of the grant date, subject to the executive's continued service with us through the applicable vesting dates. In addition, the stock options will vest upon a change in control. In February 2020, in connection with the Board adopting the Plan of Liquidation, all of the stock options and restricted stock granted to our employees, executive officers and directors accelerated and vested under the change in control definition in the Equity Plan, other than the outstanding awards under the 2016/20 LTIP (as discussed below).

(5)	In connection with his separation from the Company on August 15, 2019, a portion of the stock options granted to him in 2019 vested and the remainder of his stock options granted in 2019 were forfeited.

Outstanding Equity Awards at December 31, 2019

The following table sets forth information concerning stock options and stock awards held by the named executive officers as of December 31, 2019:

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned, Shares, Units or Other Rights That Have Not Vested ($) (1)
Dominique Monnet	373,719		106,781	(3)	480,500	(4)	$3.21	9/10/2027	80,066	(5)	$259,814	—	—
	739,968		739,976	(6)	—		$2.52	9/25/2028	—		—	—	—
	—		2,450,000	(7)	—		$3.72	3/28/2029	451,075	(8)	$1,463,738	—	—
Edward Imbrogno	72,153		216,458	(9)	—		$2.68	12/20/2028	—		—	—	—
	—		108,766	(7)	—		$3.72	3/25/2029	22,357	(8)	$72,548	—	—
Christopher Stone	272,414		428,086	(10)	350,250	(11)	$2.94	8/28/2027	—		—	33,954	$110,181
	169,800		169,823	(6)	—		$2.52	9/25/2028	—		—	—	—
	—		833,333	(7)	—		$3.72	3/28/2029	—		—	—	—
Peter Garcia	575,593	(12)	—		—		$2.94	8/28/2027	—		—	—	—
	137,732	(13)	—		—		$2.52	9/25/2028	—		—	—	—
	99,666	(14)	—				$3.72	3/28/2029	—		—	—	—
Jill Jene	188,688		188,670	(6)	—		$2.52	9/25/2028	—		—	—	—
	—		384,615	(7)	—		$3.72	3/28/2029	—		—	—	—

(1)	Market value is the “closing” price of the shares on December 31, 2019 ($3.245).

(2)	Reflects restricted stock granted to Mr. Stone in 2016 under the 2016/20 LTIP. The 2017/21 LTIP was no longer effective as of December 31, 2018 due to the initial performance goal not being met and all awards thereunder were forfeited. The 2016/20 LTIP is comprised of two components: (a) the right to receive a cash payment and (b) the grant of a number of unvested restricted shares of our common stock. The shares of restricted stock are granted at the beginning of the five-year performance period based on the participant’s target award. It was constructed so that 50% of such cash payments and restricted shares are eligible to vest at the end of a two calendar year performance period ending on December 31, 2017, and the remaining 50% of cash payments and restricted shares are eligible to vest in equal amounts over the following three-year period (in December of 2018, 2019 and 2020). The performance goals for the performance periods were established by the Compensation Committee at the time of grant of the award. In addition to remaining employed by the Company through the applicable vesting dates, the Company must meet minimum performance goals described above over the applicable performance periods for the restricted stock and cash awards to vest and/or be paid.

The restricted stock awards are subject to the acceleration provisions set forth in the long-term incentive plans described below. Dividend payments and other distributions made on the restricted stock during the vesting periods of the restricted stock will accrue through the vesting periods and will be paid, plus interest, to the named executive officer upon vesting of the restricted stock award.

The number of shares reflected in the table above for the 2016/20 LTIP reflect the number of shares of restricted stock that remain eligible to vest under the applicable LTIP as of December 31, 2019 at “target” performance levels.

The shares of restricted stock under the 2016/20 LTIP that vested in December 2019 are not reflected in the table above and are instead reported in the “Option Exercises and Stock Vested in 2019” table below.

(3)	Represents stock options that were granted to Mr. Monnet on September 11, 2017 and have a term of ten years from the date of grant. The stock options will vest as follows: 50% of the shares subject to the option vested on September 11, 2018, and 50% of the shares subject to the option shall vest on a monthly basis pro rata over the thirty-six (36) months following September 11, 2018, subject to Mr. Monnet’s continued service with us through the applicable vesting dates. The options are subject to the acceleration provisions set forth in the stock option agreement with Mr. Monnet described below. In addition, the stock options will vest upon a change in control.

(4)	Represents stock options that were granted to Mr. Monnet on September 11, 2017 and have a term of ten years from the date of grant. The stock options will vest as follows: 50% of the shares subject to the option shall vest on a 33% increase in the price of our common stock; and the remaining 50% of the shares subject to the option shall vest on a 50% increase in the price of our common stock, subject to Mr. Monnet’s continued service with us through the applicable vesting dates. In addition, the stock options will vest upon a change in control.

(5)	Represents restricted stock granted to Mr. Monnet. The award will vest in three equal installments on each of December 12, 2018, 2019 and 2020. The restricted stock award is subject to the acceleration provisions set forth in the restricted stock agreement with Mr. Monnet. Dividend payments and other distributions made on the restricted stock during the vesting periods of the restricted stock will accrue through the vesting periods and will be paid, plus interest, to Mr. Monnet upon vesting of the restricted stock award. In addition, the restricted stock will vest upon a change in control.

(6)	Represents stock options that were granted to our named executive officers (other than Mr. Imbrogno) on September 25, 2018 and have a term of ten years from the date of grant. The options will on a monthly basis pro rata over the forty-eight (48) months following January 1, 2018, subject to the executive's continued service with us through the applicable vesting dates. In addition, the stock options will vest upon a change in control.

(7)	Represents stock options that were granted to our named executive officers (other than Mr. Imbrogno) on March 28, 2019, and to Mr. Imbrogno on March 25, 2019, and have a term of ten years from the date of grant. 25% of the options vest on the first anniversary of the grant date and 75% of the options vest on a monthly basis in pro rata amounts over the thirty six months following the first anniversary of the grant date, subject to the executive's continued service with us through the applicable vesting dates. In addition, the stock options will vest upon a change in control.

(8)	Represents restricted stock granted to Messrs. Monnet and Imbrogno in March 2019. The awards will vest in three equal installments on each of the first, second and third anniversaries of the grant date. The restricted stock awards are subject to the acceleration provisions set forth in the restricted stock agreements with Messrs. Monnet and Imbrogno. Dividend payments and other distributions made on the restricted stock during the vesting periods of the restricted stock will accrue through the vesting periods and will be paid, plus interest, upon vesting of the restricted stock awards. In addition, the restricted stock will vest upon a change in control.

(9)	Represents stock options that were granted to Mr. Imbrogno on December 20, 2018 and have a term of ten years from the date of grant. 25% of the options vest on December 20, 2019 and 75% of the options vest on a monthly basis in pro rata amounts over the thirty six months following December 20, 2019, subject to the executive's continued service with us through the applicable vesting dates. In addition, the stock options will vest upon a change in control.

(10)	Represents stock options granted to Mr. Stone on August 29, 2017, subject to the approval of the stockholders of the Company. As a result, pursuant to SEC rules and FASB ASC Topic 718, since the stock option grants were subject to stockholder approval, the grant date of such awards for purposes of FASB ASC Topic 718 and SEC disclosure rules was June 8, 2018, the date such option grants were approved by the stockholders. The stock options have a term of ten years expiring on August 28, 2027. The stock options will vest as follows: 50% of the shares subject to the option vested on August 28, 2018, and 50% of the shares subject to the option shall vest on a monthly basis pro rata over the thirty-six (36) months following August 28, 2018, subject to the executive's continued service with us through the applicable vesting dates. In addition, the stock options will vest upon a change in control.

(11)	Represents stock options granted to Mr. Stone on August 29, 2017, subject to the approval of the stockholders of the Company. As a result, pursuant to SEC rules and FASB ASC Topic 718, since the stock option grants were subject to stockholder approval, the grant date of such awards for purposes of FASB ASC Topic 718 and SEC disclosure rules was June 8, 2018, the date such option grants were approved by the stockholders. The stock options have a term of ten years expiring on August 28, 2027. The stock options will vest as follows: 50% of the shares subject to the option shall vest on a 33% increase in the price of our common stock; and the remaining 50% of the shares subject to the option shall vest on a 50% increase in the price of our common stock, subject to such named executive officer’s continued service with us through the applicable vesting dates. In addition, the stock options will vest upon a change in control.

(12)	Represents stock options granted to Mr. Garcia on August 29, 2017, subject to the approval of the stockholders of the Company. As a result, pursuant to SEC rules and FASB ASC Topic 718, since the stock option grants were subject to stockholder approval, the grant date of such awards for purposes of FASB ASC Topic 718 and SEC disclosure rules was June 8, 2018, the date such option grants were approved by the stockholders. The stock options have a term of ten years expiring on August 28, 2027. The stock options vested pursuant to the terms of Mr. Garcia’s separation agreement entered into upon his departure from the Company on August 15, 2019.

(13)	Represents stock options that were granted to Mr. Garcia on September 25, 2018 and have a term of ten years from the date of grant. The stock options vested pursuant to the terms of Mr. Garcia’s separation agreement entered into upon his departure from the Company on August 15, 2019.

(14)	Represents stock options that were granted to Mr. Garcia on March 28, 2019 and have a term of ten years from the date of grant. The stock options vested pursuant to the terms of Mr. Garcia’s separation agreement entered into upon his departure from the Company on August 15, 2019.

Option Exercises and Stock Vested in 2019

No options were exercised by the named executive officers during 2019. The following table sets forth the restricted shares granted to Mr. Stone under the 2015/19 LTIP, 33.34% of which vested in December 2019, and the portion of the restricted stock granted to Mr. Monnet in the form of his inducement restricted stock award that vested during 2019. None of our named executive officers exercised stock options during 2019:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Dominique Monnet	80,067	$274,629	(1)
Edward Imbrogno	—	$—
Christopher Stone	16,132	$54,229	(2)
Peter Garcia	—	$—
Jill Jene	—	$—

(1)                Value based on the “closing” price of the shares on the vesting date, December 12, 2019 ($3.43).

(2)                Value based on the “closing” price of the shares on the vesting date, December 16, 2019 ($3.33).

Potential Payments upon Termination or Change in Control

Severance Arrangements with Named Executive Officers

In April 2019, the Board approved a severance plan covering the executive officers of the Company that is intended to replace the Severance Agreements. This change was made in response to conversations with several of the Company’s shareholders who expressed a concern that management of the Company was not properly incentivized to effect a change in control under the severance agreements in place prior to the newly adopted plan. In November of 2019, a new severance plan was adopted that was substantially consistent with the severance plan adopted in April, except it amended the definition of “change of control” to make it consistent with the same definition in the Company’s Equity Plan. A copy of the form of our severance plan is available as an exhibit to this Annual Report on Form 10-K (the “Severance Plan”).

Under the Severance Plan, a resignation for “good reason” is deemed to occur should a named executive officer resign from his or her employment with us for any of the following reasons without such named executive officer’s informed written consent (following a notice and cure period):

•	a material diminution in the authority, duties or responsibilities of the named executive officer, causing the position to be of materially lesser rank or responsibility within PDL such as would constitute a demotion other than a demotion for cause;

•	a requirement that the named executive officer relocate to work at a location more than fifty miles from Incline Village, Nevada;

•	a material reduction in annual base salary of the named executive officer, unless reductions comparable in amount and duration are concurrently made for all other PDL officers; or

•	any action or inaction by PDL that constitutes, with respect to the named executive officer, a material breach of the applicable offer letter.

A named executive officer’s employment was deemed to have been terminated for “cause” if such termination occurred by reason of the named executive officer’s:

•	willful and intentional theft, dishonesty, willful misconduct, breach of fiduciary duty for personal profit or falsification of any PDL documents or records;

•	willful material failure to abide by PDL’s code of conduct or other written policies (including, without limitation, policies relating to confidentiality and reasonable workplace conduct);

•	willful material and intentional unauthorized use, misappropriation, destruction or diversion of any tangible or intangible asset or corporate opportunity of PDL (including, without limitation, improper use or disclosure of PDL confidential or proprietary information);

•	willful act that has a material detrimental effect on PDL’s reputation or business;

•	repeated willful failure or inability to perform any reasonable assigned duties after written notice from the chief executive officer of, and a reasonable opportunity to cure, such failure or inability;

•	willful material breach of any employment, service, non-disclosure, non-competition, non-solicitation or other similar agreement between the named executive officer and PDL, which breach is not cured pursuant to the terms of such agreement or within twenty (20) days of receiving written notice of such breach; or

•	conviction (including any plea of guilty or nolo contendere) of any willful criminal act involving fraud, dishonesty, misappropriation or moral turpitude, or which impairs the named executive officer’s ability to perform his or her duties with PDL.

The Severance Plan provides that, upon termination of the named executive officer’s employment without cause or his or her resignation for good reason, the executive officer will be entitled to receive, subject to the execution of a general release of all claims against the Company, the following severance payment and benefits:

•	a percentage of the executive officer’s annual base salary;

•	a percentage of the executive officer’s target annual bonus for the year in which the separation occurs; and

•	payment of the executive officer’s COBRA premiums, if any, for a certain number of months.

The following table sets forth the amount of severance each named executive officer is eligible to receive pursuant to the first, second and third bullet points above where there has been no change of control:

Name	Title	% of Annual Base Salary	% of Target Annual Bonus	Number of Months of COBRA Premiums
Dominique Monnet	President and Chief Executive Officer	100%	100%	12
Edward Imbrogno	Vice President, Chief Financial Officer and Chief Accounting Officer	100%	75%	12
Christopher Stone	Vice President, General Counsel and Secretary	100%	75%	12
Peter Garcia	Former Vice President and Chief Financial Officer	N/A	N/A	N/A
Jill Jene	Vice President, Business Development	100%	75%	12

If the named executive officer is terminated without cause or he resigns for good reason within two years of a change of control, as such term is defined in the Severance Plan, the amount of severance each executive officer is eligible to receive is set forth in the chart below:

Name	Title	% of Annual Base Salary	% of Target Annual Bonus	Number of Months of COBRA Premiums
Dominique Monnet	President and Chief Executive Officer	300%	300%	12
Edward Imbrogno	Vice President, Chief Financial Officer and Chief Accounting Officer	200%	200%	12
Christopher Stone	Vice President, General Counsel and Secretary	200%	200%	12
Peter Garcia	Former Vice President and Chief Financial Officer	N/A	N/A	N/A
Jill Jene	Vice President, Business Development	200%	200%	12

Any severance payments under the Severance Plan will be paid in a lump sum within 5 days after the effective date of the named executive officer’s release of claims. In the event of a change in control, the Severance Plan may not be terminated until 24 months following the date of the change in control.

Change in Control Provisions Applicable to Equity Awards

A change in control will trigger acceleration and vesting awards granted under the Company’s Equity Plan.  Under the stock options and restricted stock awards granted under the Equity Plan, a “change in control” is deemed to have occurred as of the first day after any one or more of the following conditions is satisfied:

•	any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person) “beneficial ownership” (as defined in Rule 13d-3 promulgated under the Exchange Act), directly or indirectly, of securities of the Company possessing thirty-five percent (35%) or more of the total combined voting power of the Company’s then-outstanding securities entitled to vote generally in the election of Directors; provided, however, that the following acquisitions shall not constitute a change in control: (1) an acquisition by any such person who prior to such acquisition is the beneficial owner of thirty-five percent (35%) or more of such voting power, (2) any acquisition directly from the Company, including, without limitation, a public offering of securities, (3) any acquisition by the Company, (4) any acquisition by a trustee or other fiduciary under an employee benefit plan of a participating Company or (5) any acquisition by an entity owned directly or indirectly by the stockholders of the Company in substantially the same proportions as their ownership of the voting securities of the Company; or

•	a Corporate Transaction or series of related Corporate Transactions (collectively, a “Transaction”) in which the stockholders of the Company immediately before the Transaction do not retain immediately after the Transaction direct or indirect beneficial ownership of more than fifty percent (50%) of the total combined voting power of the outstanding voting securities of the Company or, in the case of a Corporate Transaction described in Section 2(n)(iii), the entity to which the assets of the Company were transferred (the “Transferee”), as the case may be; or

•	the stockholders of the Company approve or the Board approves a plan of complete dissolution or liquidation of the Company, or a complete dissolution or liquidation of the Company will otherwise occur.

For purposes of the above, (i) indirect beneficial ownership shall include, without limitation, an interest resulting from ownership of the voting securities of one or more corporations or other business entities which own the Company or the Transferee, as the case may be, either directly or through one or more subsidiary corporations or other business entities and (ii) a “Corporate Transaction” means the consummation, in a single transaction or in a series of related transactions, of any one or more of the following events:

(i)	a sale, exchange, transfer or other disposition of all or substantially all, as determined by the Board in its sole discretion, of the consolidated assets of the Company and its Subsidiaries (other than a sale, exchange, transfer or other disposition to one or more Subsidiaries);

(ii)	a sale or other disposition of more than fifty percent (50%) of the outstanding securities of the Company; or

(iii)	a merger, consolidation or similar transaction to which the Company is a party.

In February 2020, in connection with the Board adopting the Plan of Liquidation, all of the stock options and restricted stock granted to our employees, executive officers and directors accelerated and vested under the change in control definition in the Equity Plan, other than the outstanding awards under the 2016/20 LTIP (as discussed below).

Wind Down Retention Plan

After we announced our strategy to monetize our assets and distribute net proceeds to our shareholders, on December 21, 2019, the Compensation Committee of the Board adopted the Wind Down Retention Plan in which the Company’s executive officers and other employees who are participants in the Company’s Severance Plan are eligible to participate. For a description of the Wind Down Retention Plan, see "--Wind Down Retention Plan" above.

Potential Payments Upon Termination or Change in Control

The following table sets forth the amount of severance each of our current named executive officers would be eligible to receive upon a hypothetical termination or change in control on December 31, 2019, and does not include accrued wages or vacation pay that would be payable to a named executive officer upon a termination. The calculations in the following table are based on the Severance Plan and the Wind Down Retention Plan in effect on December 31, 2019 for our named executive officers. Because the Wind Down Retention Plan was in effect on such date, that plan would have governed the severance payouts and accelerated vesting in the event of an executive's termination without cause or resignation for good reason on such date, and the benefits under that plan are reflected in the columns below in the event of such a termination or, alternatively, upon a change in control on such date. Mr. Garcia is not included in the following table due to his departure from the Company in August 2019. The separation arrangement with Mr. Garcia is described below under “Peter Garcia Separation Agreement.”

Benefits and Payments upon Separation	Termination for Cause or Voluntary Termination without Good Reason	Involuntary Termination without Cause or Voluntary Termination for Good Reason		Change in Control without Termination
Dominique Monnet
Salary	$—	$1,905,000		$—
Bonus	$—	$1,524,000		$—
Restricted Stock Acceleration	$—	$1,726,212	(1)	$1,726,212	(1)
Stock Option Acceleration	$—	$1,118,799	(2)	$1,118,799	(2)
COBRA Benefits	$—	$20,036		$—
Total	$—	$6,294,047		$2,845,011

Edward Imbrogno
Salary	$—	$692,000		$—
Bonus	$—	$519,000		$—
Restricted Stock Acceleration	$—	$72,660	(1)	$72,660	(1)
Stock Option Acceleration	$—	$164,508	(2)	$164,508	(2)
COBRA Benefits	$—	$20,036		$—
Total	$—	$1,468,204		$237,168

Christopher Stone
Salary	$—	$1,014,300		$—
Bonus	$—	$760,725		$—
2016/20 LTIP Acceleration	$—	$182,719	(3)	$182,719	(3)
Stock Option Acceleration	$—	$465,080	(2)	$465,080	(2)
COBRA Benefits	$—	$28,900		$—
Total	$—	$2,451,724		$647,799

Jill Jene
Salary	$—	$714,000		$—
Bonus	$—	$535,500		$—
Stock Option Acceleration	$—	$275,471	(2)	$275,471	(2)
COBRA Benefits	$—	$10,100		$—
Total	$—	$1,535,071		$275,471

(1)	Represents value of the accelerated vesting of the restricted stock awards granted to Messrs. Monnet and Imbrogno under the scenarios listed above. All such shares of restricted stock vest upon a change in control.

(2)	Represents value of the accelerated vesting of such named executive officer’s stock options under the scenarios listed above. All of the named executive officer’s stock options will vest upon a change in control.

(3)	Represents ratable portion of target cash payment ($127,547) and accelerated vesting of equity ($55,172).

Peter Garcia Separation Agreement

On August 16, 2019, Peter Garcia, our former Vice President and Chief Financial Officer and the Company entered into a Confidential Severance Agreement and Release of All Claims (the “Agreement”). Under the Agreement, Mr. Garcia agreed to a general release of claims in favor of the Company and a covenant not to sue, among other promises. In consideration for the Agreement, including the release of claims and covenants, Mr. Garcia received a one-time payment of $1,246,285. In addition, pursuant to the terms of the Agreement, the following stock options held by Mr. Garcia vested: (i) 575,593 stock options with an exercise price of $2.94, (ii) 137,732 stock options with an exercise price of $2.52 and (iii) 99,666 stock options with an exercise price of $3.72. The foregoing description is qualified in its entirety by reference to the full text of the Agreement, which is attached as Exhibit 10.1 to the current report on Form 8-K filed on August 19, 2019. Mr. Garcia was retained as a consultant to support the transition to the new chief financial officer for the Company until January 13, 2020.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information regarding the relationship of the annual total compensation of our employees and the annual total compensation of Dominique Monnet, our President and Chief Executive Officer (our “CEO”) during 2019. The pay ratio included in this information is a reasonable estimate calculated in a manner that is intended to be consistent with Item 402(u) of Regulation S-K.

For 2019, our last completed fiscal year:

•	the median of the annual total compensation of all employees of our company (other than our CEO) was $102,533; and

•	the annual total compensation of our CEO, as reported in the Summary Compensation Table included above, was $6,701,000.

Based on this information, for 2019, the ratio of the median of the total compensation of all employees of the Company to the annual total compensation of our CEO during 2019, was 1 to 65.4.

Determining the Median Employee

We determined that, as of December 31, 2019, our employee population consistent of 133 individuals, with 115 of these individuals located in the United States and 18 located in Europe. Our employee workforce consists of full- and part-time employees.

For purposes of measuring the compensation of our employees, we selected total annual cash compensation for 2019 as the most appropriate measure of compensation, which was consistently applied to all our employees included in the calculation. We did not make any cost-of-living adjustments in identifying the “median employee”. Compensation paid to our non-U.S. employees was converted to U.S. dollars based on the average exchange rate for 2019. With respect to the total annual compensation of the “median employee,” we identified and calculated the elements of such employee’s compensation for fiscal year 2019 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $102,533.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee was an officer or an employee of the Company at any time during 2019. None of our executive officers serve as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of the Board or Compensation Committee. Our chief executive officer assists the Compensation Committee by presenting proposals and recommendations to the Compensation Committee, information on Company and individual performance of the named executive officers and management’s perspective and recommendations on compensation matters. Our chief executive officer recuses himself from that portion of the Compensation Committee meetings involving deliberation and decision making of his own compensation.

COMPENSATION OF OUR DIRECTORS

The Board has established its compensation policy for outside directors, which was most recently amended in March 2017 in consultation with the Compensation Committee’s current compensation consultant, Board Advisory. Members of the Board who are also employees of the Company are not entitled to any compensation with respect to their service as Board members.

Cash Compensation

In 2019, each outside director received a retainer of $100,000 per year, except for the Chairperson who received a retainer of $115,000 per year, for his or her service on the Board. Each outside director also received annual cash retainers for service on Board committees, as follows:

•	Each member of the Audit Committee received a retainer of $17,500 per year, except for the chairperson of the Audit Committee who received a retainer of $30,000 per year, for his or her service on the Audit Committee.

•	Each member of the Compensation Committee received a retainer of $15,000 per year, except for the chairperson of the Compensation Committee who received a retainer of $22,500 per year, for his or her service on the Compensation Committee.

•	Each member of the Litigation Committee received a retainer of $10,000 per year, except for the chairperson of the Litigation Committee who received a retainer of $20,000 per year, for his or her service on the Litigation Committee.

•	Each member of the Nominating and Governance Committee received a retainer of $2,500 per year, except for the chairperson of the Nominating and Governance Committee who received a retainer of $5,000 per year, for his or her service on the Nominating and Governance Committee.

All cash compensation paid to outside directors for their service on the Board and its committees is paid on a quarterly basis in arrears.

We also reimburse our directors for their reasonable travel expenses for Board and committee meetings. The Board annually sponsors a multi-day off-site meeting to which the Board members may bring their spouses. When we hold such a meeting, we reimburse the Board members for their spouses’ reasonable travel expenses for such off-site meeting.

In April 2020, the Board reduced the retainer from $100,000 per year to $50,000 per year, applicable to all outside directors, for his or her service on the Board. It also increased the retainer for membership and chairpersonship of the Nominating and Governance Committee to $5,000 per year and $10,000 per year, respectively, to be aligned with the 50th percentile of the Company’s peer group. In addition, in connection with the Cost Committee that was formed in February 2020, the Board established a retainer of $5,000 per year for each member’s service and $10,000 per year for the chairperson’s service.

Equity Compensation

We provide our outside directors with equity awards as a portion of their total compensation to ensure that our outside directors own common stock in the Company and their interests are aligned with our stockholders. In 2019, to be better aligned with the stockholders and management of the Company, as well as the Company’s growth strategy at such time, the Compensation Committee and the Board determined that each director’s initial stock grant should be in the form of restricted stock, but that subsequent equity grants should be in the form of stock options. Under this plan, each of our outside directors other than Ms. Hernday received an annual grant of stock options with a grant date value of $150,000, with the number of stock options issued based on the closing price of our common stock on the date of grant. It being her initial grant, Ms. Hernday received restricted stock with a grant date value of $150,000, with the number of shares of restricted stock issued based on the closing price of our common stock on the date of grant. Such grants are made to each current outside director annually after the conclusion of our annual general meeting of stockholders and to each new outside director upon his or her initial election to the Board. Each grant of restricted stock or stock options, as the case may be, vests on the first anniversary of the grant date so long as the director continues to serve on the Board during the vesting period. In the case of restricted stock, during the vesting period, our outside directors have the right to vote their restricted stock and to receive any dividends or distributions paid on their restricted stock, except that dividends or distributions are accumulated and paid on the earlier of the vesting of the underlying stock in accordance with the vesting conditions of the original award or March 15th of the year following the payment of such dividend or distribution to all stockholders.

In April 2020, given the change in the Company’s strategy to liquidate its assets and cooperation agreement with one of the Company’s stockholders, the Compensation Committee and the Board revised the structure of equity compensation for our outside directors. The Board agreed to align its equity compensation in form and amount with the 50th percentile of the Company’s peer group. In doing so, it increased the amount of the annual equity compensation to awards with a grant date value of $187,500, which value will be granted 50% in the form of restricted stock awards and 50% in the form of stock options. It is expected that such awards will vest upon the earlier of (i) the date of the 2021 annual meeting of stockholders and (ii) the first anniversary of the date of grant. It is also expected that such awards will be subject to acceleration upon the filing of a Certificate of Dissolution with the State of Delaware.

2019 Compensation of Directors

In 2019, our outside directors who served on the Board during 2019 earned the compensation set forth in the table below:

Director	Fees Earned	Stock Awards(1)	Option Awards(1)	All Other Compensation(4)	Total
Harold E. Selick, Ph.D.(2)	$142,500	¾	$150,000	¾	$292,500
David W. Gryska	$132,500	¾	$150,000	¾	$282,500
Natasha Hernday(3)	$52,778	$150,000	¾	¾	$202,778
John P. McLaughlin	$110,000	¾	$150,000	110,000	$370,000
Elizabeth O’Farrell	$120,040	¾	$150,000	¾	$270,040
Samuel R. Saks, M.D. (5)	$57,500	¾	$150,000	¾	$207,500
Paul W. Sandman	$152,500	¾	$150,000	¾	$302,500
Shlomo Yanai	$101,854	¾	$150,000	¾	$251,854

(1)

Amounts in this column represent the grant date fair value of the stock options granted to our outside directors (other than Ms. Hernday) and the restricted stock granted to Ms. Hernday, as determined in accordance with FASB ASC Topic 718. The amounts shown disregard estimated forfeitures. Assumptions used in the calculation of these amounts for awards are included in Note 18 to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 11, 2020.

As of December 31, 2019, Ms. O’Farrell and Messrs. Gryska, Sandman and Mr. Yanai and Dr. Selick each had 126,050 outstanding stock options, and Mr. McLaughlin held 2,048,150 outstanding stock options. As of December 31, 2019, Ms. Hernday had 50,000 unvested restricted stock awards. Drs. Selick’s and Saks’ unvested stock options were forfeited during 2019 upon their resignations from the Board.

(2)	Dr. Selick resigned from the Board effective December 31, 2019.

(3)	Ms. Hernday was elected to the Board at the 2019 annual meeting of the Company's stockholders.

(4)	Includes the following compensation for Mr. McLaughlin: (i) $60,000 earned under a consulting agreement to services provided in connection with the transition after he retired as the Company’s chief executive officer at the end of 2018 and (ii) $50,000 in connection with his service as a director for LENSAR, Inc., a subsidiary of the Company.

(5)	Dr. Saks resigned from the Board effective August 30, 2019.

Stock Ownership Guidelines for Directors

The Board has determined that ownership of our common stock by our officers and directors promotes a focus on long-term growth and aligns the interests of our officers and directors with those of our stockholders. As a result, the Board adopted stock ownership guidelines stating that our outside directors should maintain certain minimum ownership levels of our common stock.

Prior to February 2019, our stock ownership guidelines required that each outside director should own shares of common stock with a value of at least one times the annual cash retainer we pay to the outside director not later than five years after the date the person initially becomes an outside director. In February 2019, the Nominating and Governance Committee amended the stock ownership guidelines applicable to our outside directors to increase the ownership requirement from one times to three times the annual cash retainer we pay to the outside director not later than five years after the date such person initially becomes a director. As of December 31, 2019, all of our outside directors are in compliance with this requirement or are on track to be compliant within the compliance period.

The Board is permitted, in its discretion, to waive the application of our stock ownership guidelines to any covered individual if it determines that, as a result of the individual’s personal circumstances, application of the ownership guidelines would result in a hardship. No such waivers were approved in 2019 for any of our officers or directors.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information on our equity compensation plans as of December 31, 2019.

As of December 31, 2019, we had one active stock-based incentive plan in place under which equity awards were outstanding or shares of our common stock were authorized for issuance and stand-alone inducement awards to one employee, detailed as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column )
	(a)		(b)	(c)
Equity compensation plans approved by security holders	12,585,440	(1)	$2.77	10,310,007
Equity compensation plans not approved by security holders (2)	1,041,066		$3.21	—

(1)	Represents outstanding shares of unvested restricted stock and stock options as of December 31, 2019 under the Amended and Restated 2005 Equity Incentive Plan.

(2)	As an inducement material to the decision by Dominique Monnet to accept employment with the Company, the Compensation Committee approved the grant of inducement awards to Mr. Monnet as employment inducement awards pursuant to Nasdaq Listing Rule 5635(c)(4). Effective September 11, 2017, Mr. Monnet was granted (a) stock options to purchase 961,000 shares of the Company’s common stock at an exercise price equal to the closing price per share of the Company’s common stock on the date of grant, and (b) 240,200 shares of restricted stock. One-half of the stock options will vest over a four-year vesting period, subject to Mr. Monnet’s continued service with the Company through the applicable vesting dates. The remaining options will vest based on certain performance objectives related to increases in the price of our common stock, subject to Mr. Monnet’s continued service with the Company through the applicable vesting dates. The restricted stock vests in three equal installments on each of December 12, 2018, 2019 and 2020, subject to Mr. Monnet’s continued service with the Company through the applicable vesting dates. For a description of the inducement awards to Mr. Monnet, please see Note 18 to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 11, 2020.

Security Ownership of Certain Beneficial Owners and Management

Unless otherwise specified, the following table sets forth certain information regarding the beneficial ownership of our common stock as of April 24, 2020, with respect to our officers and directors, and as of the date noted below for those persons or groups that beneficially hold more than 5% of our outstanding shares of common stock. The table contains ownership information for:

•	each person who is known by us, based on the records of our transfer agent and relevant documents filed with the SEC, to own beneficially more than 5% of the outstanding shares of our common stock;
•	each member of or nominee to the Board;
•	each of our named executive officers; and
•	all members of the Board and our executive officers as a group.

Except as indicated in the footnotes to this table, we believe that the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise specified, the address of each named individual in the table below is the address of the Company:

Name of Beneficial Owner or Identity of Group	Shares Beneficially Owned(1)	Percent of Outstanding(2)
BlackRock, Inc.(3)	10,775,002	9.2%
40 East 52nd Street
New York, NY 10022

Dimensional Fund Advisors LP(4)	9,530,949	8.1%
Building One, 6300 Bee Cave Road
Austin, TX 78746

Renaissance Technologies Corp.(5)	8,170,631	6.9%
800 Third Avenue
New York, NY 10022

Alan Bazaar(6)	7,609	*
David W. Gryska	219,511	*

Natasha Hernday(7)	50,000	*

John P. McLaughlin(8)	2,550,258	2.2%

Elizabeth G. O’Farrell	63,291	*

Paul W. Sandman	262,800	*

Shlomo Yanai	54,348	*

Christopher Stone(9)	2,490,559	2.1%

Dominique Monnet(10)	6,125,865	5.2%

Edward Imbrogno(11)	629,454	*
Peter Garcia(12)	401,323	*
Jill Jene(13)	956,778	*

All executive officers and directors as a group (12 persons)(14)	14,674,408	12.5%

* less than 1%

(1)	Beneficial ownership is determined in accordance with SEC rules. Shares that the person or group has the right to acquire within 60 days after April 24, 2020, are deemed to be outstanding in calculating the share ownership of the person or group. Beneficial ownership calculations for 5% stockholders are based on the most recently publicly-filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the SEC and which generally set forth their ownership interests, as amended for known changes.

(2)	Percentage is based on 118,389,259 shares of common stock outstanding as of April 24, 2020. Shares to which the person or group has the right to acquire within 60 days after April 24, 2020, are deemed to be outstanding in calculating the share ownership of the person or group but are not deemed to be outstanding as to any other person or group.

(3)	All information included in this footnote and table regarding the beneficial ownership of BlackRock, Inc., a Delaware corporation, is based on our review of the Schedule 13G/A filed with the SEC on February 5, 2020. Blackrock, Inc. discloses the identity of the subsidiaries that acquired the securities being reported by Blackrock, Inc. as BlackRock (Netherlands) B.V.; BlackRock Advisors, LLC; BlackRock Asset Management Canada Limited; BlackRock Asset Management Ireland Limited; BlackRock Asset Management Schweiz AG; BlackRock Financial Management, Inc.; BlackRock Fund Advisors; BlackRock Institutional Trust Company, N.A.; BlackRock Investment Management (Australia) Limited; BlackRock Investment Management (UK) Limited; and BlackRock Investment Management, LLC.

	Sole voting power (shares)	Shared voting power (shares)	Sole dispositive power (shares)	Shared dispositive power (shares)
BlackRock, Inc.	10,407,769	—	10,775,002	—

(4)	All information included in this footnote and table regarding the beneficial ownership of Dimensional Fund Advisors LP, a Delaware limited partnership, is based on our review of the Schedule 13G filed with the SEC on February 12, 2020.

	Sole voting power (shares)	Shared voting power (shares)	Sole dispositive power (shares)	Shared dispositive power (shares)
Dimensional Fund Advisors LP	9,102,854	—	9,530,949	—

(5)	All information included in this footnote and table regarding the beneficial ownership of Renaissance Technologies LLC (“RTC”), a Delaware limited liability company, and Renaissance Technologies Holdings Corporation (“RTHC”), a Delaware corporation, is based on our review of the Schedule 13G/A filed with the SEC on February 13, 2020. RTHC maintains a majority ownership of RTC.

	Sole voting power (shares)	Shared voting power (shares)	Sole dispositive power (shares)	Shared dispositive power (shares)
RTC	8,170,631	—	8,170,631	—
RTHC	8,170,631	—	8,170,631	—

(6)	Includes 7,609 restricted shares that will vest on April 17, 2021, provided that Mr. Bazaar continues to serve on the Board on that date.
(7)	Includes 50,000 restricted shares that will vest on June 20, 2020, provided that Ms. Hernday continues to serve on the Board on that date.

(8)	Includes 2,048,150 stock options that have vested but have not yet been exercised.
(9)	Includes (i) up to 16,977 restricted shares that will vest in December 2020, under the Company’s 2016/20 LTIP; provided Mr. Stone is employed by the Company at such dates and certain minimum performance conditions are met and (ii) 1,873,456 stock options that have vested but have not yet been exercised.
(10)	Includes 4,890,944 stock options that have vested but have not yet been exercised.
(11)	Includes 397,377 stock options that have vested but have not yet been exercised.
(12)	Mr. Garcia resigned as our Vice President and Chief Financial Officer on August 15, 2019. Based on information contained in Section 16 reports filed by Mr. Garcia through March 28, 2019 other than 862,612 stock options that were forfeited in connection with his resignation and 636,697 stock options that were terminated due to his failure to exercise the stock options.
(13)	Includes 761,973 stock options that have vested but have not yet been exercised.
(14)	Consists of all shares beneficially owned by all directors and executive officers as a group as of April 24, 2020 (other than with respect to the beneficial ownership of Mr. Garcia, which is as of March 28, 2019). Includes (i) 50,000 restricted shares that will vest on June 20, 2020, provided Ms. Hernday continues to serve on our Board on that date, (ii) 7,609 shares that will vest on April 17, 2021, provided Mr. Bazaar continues to serve on our Board on that date, (iii) up to 16,977 restricted shares that will vest in December 2020, provided that Mr. Stone continues to be employed by the Company on such date and certain performance conditions are met and (iv) 9,971,900 stock options that have vested but have not yet been exercised.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Procedures for Approval of Related Person Transactions

The Audit Committee is responsible for reviewing and approving all related person transactions, including transactions with executive officers and directors, for potential conflicts of interests or other improprieties. Under SEC rules, related person transactions are those transactions where we are or may be a party and the amount involved exceeds $120,000, and where any of our directors or executive officers or any other related person had or will have a direct or indirect material interest, excluding, among other things, compensation arrangements with respect to employment and Board membership. The Audit Committee would approve a related person transaction if it determined that the transaction was in the Company’s best interests and on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances.

The Audit Committee has adopted a stringent written policy whereby the Audit Committee will review for approval all related person transactions where the amount involved is anticipated to exceed $25,000. Our directors are required to disclose to the Board any potential conflict of interest or personal interest in a transaction that the Board or the Company is considering. Our executive officers are required to disclose any related person transaction to our Compliance Officer who would notify the Audit Committee of the transaction. We poll our directors regularly, but no less frequently than annually, with respect to related person transactions and their service as an officer or director of other entities.

Any director involved in a related person transaction that is being reviewed or approved must recuse himself or herself from participation in any related deliberation or decision. All related person transactions anticipated to exceed $25,000 are reviewed in advance of the transaction being completed.

Related Person Transactions

There were no transactions in 2019 and there is not any currently proposed transaction where we were or are to be a party and the amount involved exceeded $120,000, and where any of our directors or executive officers or any other related person had or will have a direct or indirect material interest, other than the compensation paid to our executive officers with respect to their employment relationship with us and compensation paid to our outside directors for their service as members of the Board, which compensation is disclosed above in “Item 11. Executive Compensation.”

Independence of Directors

As required under the Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the applicable Nasdaq listing standards, as in effect from time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following six directors are independent directors within the meaning of the applicable Nasdaq listing standards: Mr. Bazaar, Mr. Gryska, Ms. Hernday, Ms. O’Farrell, Mr. Sandman and Mr. Yanai. In making these determinations, the Board found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company. Mr. McLaughlin, the Company’s former Chief Executive Officer, and Mr. Monnet, the Company’s President and Chief Executive Officer, are not independent directors by virtue of their employment history with the Company.

 The Board also determined that each member of each of the Compensation Committee, the Nominating and Governance Committee and the Audit Committee was independent during 2019, and is currently independent, under Nasdaq’s rules for listed companies.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Independent Registered Public Accounting Firm Fees and Services

The aggregate fees billed to the Company for the fiscal years ended December 31, 2019 and 2018, by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm:

($ in thousands)	2019	2018
Fee Category
Audit Fees(1)	$2,812	$2,582
Audit-related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	2	4
Total Fees	$2,814	$2,586

(1)	Audit fees consist of fees for professional services rendered for the audit of our consolidated financial statements, attestation services surrounding the effectiveness of our internal control environment and review of the interim condensed consolidated financial statements included in quarterly reports. It also includes services that normally would be provided in connection with statutory and regulatory filings or engagements and services that generally only the principal auditor reasonably can provide to a client, such as comfort letters, attestation services (except those not required by statute or regulation), procedures related to audit of income tax provisions and related reserves, consents and assistance with and review of documents filed with the SEC.
(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”
(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning.
(4)	All other fees include any fees billed that are not audit, audit related or tax fees. In 2019 and 2018, these fees included a license to an accounting research database and an accounting disclosure checklist.

The Audit Committee pre-approves all audit services provided by the independent registered public accounting firm and permissible non-audit services in excess of a certain de minimis amount provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has a policy for the pre-approval of services provided by the independent registered public accounting firm. Under the policy, any pre-approval is detailed as to the particular service or category of services and includes an estimate of the related fees. The Audit Committee may delegate pre-approval authority to one or more of its members. Such a member must report any decisions to the Audit Committee at the next scheduled meeting. During fiscal years 2019 and 2018, the Audit Committee approved all of the fees described above.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Part IV of the Initial Report is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1.

(a)	The following documents are filed as part of this Amendment No. 1 to the Annual Report on Form 10-K:

(3)       Exhibits required by Item 601 of Regulation S-K

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1#	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1#+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Filed herewith.
+	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDL BIOPHARMA, INC.

By:	/S/ DOMINIQUE MONNET
(Dominique Monnet)
President and Chief Executive Officer

Date:	April 29, 2020

By:	/S/ EDWARD A. IMBROGNO
(Edward A. Imbrogno)
Vice President, Chief Financial Officer and Chief Accounting Officer

Date:	April 29, 2020