Form 10-Q
period 2020-03-31
PDL BIOPHARMA, INC.
filed 2020-05-11
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 (Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of April 30, 2020, there were 116,546,762 shares of the registrant’s Common Stock outstanding.

 PDL BIOPHARMA, INC.
2020 Form 10-Q
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

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Revenues
Product revenue, net	$5,985	$6,726
Royalties from Queen et al. patents	—	3
License and other	10	(33)
Total revenues	5,995	6,696
Operating expenses
Cost of product revenue (excluding intangible asset amortization)	2,860	3,800
Amortization of intangible assets	302	318
Severance and retention	18,734	—
General and administrative	12,869	8,313
Sales and marketing	1,250	1,574
Research and development	1,856	910
Total operating expenses	37,871	14,915
Operating loss from continuing operations	(31,876)	(8,219)
Non-operating expense, net
Interest and other income, net	513	1,874
Interest expense	(474)	(2,955)
Equity affiliate - change in fair value	(13,797)	—
Loss on extinguishment of convertible notes	(606)	—
Total non-operating expense, net	(14,364)	(1,081)
Loss from continuing operations before income taxes	(46,240)	(9,300)
Income tax benefit from continuing operations	(14,473)	(848)
Net loss from continuing operations	(31,767)	(8,452)
Income from discontinued operations before income taxes (including loss on classification as held for sale of $12,761 for the three months ended March 31, 2020)	75	18,689
Income tax expense of discontinued operations	319	3,620
(Loss) income from discontinued operations	(244)	15,069
Net (loss) income	(32,011)	6,617
Less: Net loss attributable to noncontrolling interests	(288)	(63)
Net (loss) income attributable to PDL’s shareholders	$(31,723)	$6,680

Net (loss) income per share - basic
Net (loss) income from continuing operations	$(0.26)	$(0.07)
Net (loss) income from discontinued operations	$0.00	$0.12
Net (loss) income attributable to PDL’s shareholders	$(0.26)	$0.05
Net (loss) income per share - diluted
Net (loss) income from continuing operations	$(0.26)	$(0.07)
Net (loss) income from discontinued operations	$0.00	$0.12
Net (loss) income attributable to PDL’s shareholders	$(0.26)	$0.05
Weighted-average shares outstanding
Basic	122,896	128,799
Diluted	122,896	128,799
See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2020	2019

Net (loss) income	$(32,011)	$6,617

Other comprehensive loss, net of tax
Total other comprehensive loss, net of tax	—	—
Comprehensive (loss) income	(32,011)	6,617
Less: Comprehensive loss attributable to noncontrolling interests	(288)	(63)
Comprehensive (loss) income attributable to PDL’s shareholders	$(31,723)	$6,680

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	December 31,
	2020	2019
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$125,512	$168,982
Accounts receivable, net	7,865	6,559
Notes receivable	52,577	52,583
Inventory	10,542	8,061
Assets held for sale (Note 2)	332,748	70,366
Prepaid and other current assets	22,012	7,344
Total current assets	551,256	313,895
Property and equipment, net	3,264	2,560
Investment in equity affiliate	70,933	82,267
Notes receivable, long-term	722	827
Intangible assets, net	12,884	13,186
Long-term assets held for sale (Note 2)	—	281,087
Other assets	20,744	23,384
Total assets	$659,803	$717,206

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,229	$2,675
Accrued liabilities	11,959	11,923
Liabilities held for sale (Note 2)	24,554	31,095
Total current liabilities	41,742	45,693
Convertible notes payable	13,302	27,250
Liabilities held for sale, long-term (Note 2)	—	120
Other long-term liabilities	51,644	50,865
Total liabilities	106,688	123,928

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 350,000 shares authorized; 120,519 and 124,303 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1,205	1,243
Additional paid-in capital	(66,867)	(78,875)
Treasury stock, at cost; 769 and zero shares held at March 31, 2020 and December 31, 2019, respectively	(2,244)	—
Retained earnings	621,131	670,832
Total PDL stockholders’ equity	553,225	593,200
Noncontrolling interests	(110)	78
Total stockholders’ equity	553,115	593,278
Total liabilities and stockholders’ equity	$659,803	$717,206

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	PDL Stockholders’ Equity
	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	124,302,616	$1,243	$—	$(78,875)	$670,832	$78	$593,278
Issuance of common stock, net of forfeitures	1,781,197	18	—	(18)	—	—	—
Stock-based compensation expense	—	—	—	14,453	—	—	14,453
Repurchase and retirement of common stock	(5,564,841)	(56)	(2,244)	—	(17,978)	—	(20,278)
Transfer of subsidiary shares to non-controlling interest	—	—	—	683	—	100	783
Extinguishment of convertible notes	—	—	—	(3,911)	—	—	(3,911)
Capped call transactions	—	—	—	801	—	—	801
Comprehensive loss:
Net loss	—	—	—	—	(31,723)	(288)	(32,011)
Total comprehensive loss	—	—	—	—	—	—	(32,011)
Balance at March 31, 2020	120,518,972	$1,205	$(2,244)	$(66,867)	$621,131	$(110)	$553,115

	PDL Stockholders’ Equity
	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	136,512,522	$1,365	$(2,103)	$(98,030)	$828,547	$—	$729,779
Issuance of common stock, net of forfeitures	764,785	8	—	(8)	—	—	—
Stock-based compensation expense	—	—	—	1,169	—	—	1,169
Repurchase and retirement of common stock	(13,460,164)	(135)	613	—	(44,831)	—	(44,353)
Transfer of subsidiary shares to non-controlling interest	—	—	—	—	—	572	572
Comprehensive income:
Net income	—	—	—	—	6,680	(63)	6,617
Total comprehensive income	—	—	—	—	—	—	6,617
Balance at March 31, 2019	123,817,143	$1,238	$(1,490)	$(96,869)	$790,396	$509	$693,784

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(32,011)	$6,617
Less: (Loss) income from discontinued operations	(244)	15,069
Net loss from continuing operations	(31,767)	(8,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible notes conversion option and debt issuance costs	280	1,923
Accreted interest on convertible note principal	33	—
Amortization of intangible assets	302	318
Amortization of right-of-use assets	185	153
Change in fair value of equity affiliate	11,334	—
Change in fair value of derivative assets	2,453	33
Loss on extinguishment of convertible notes	606	—
Other amortization and depreciation	509	827
Loss on disposal of property and equipment	300	—
Provision for bad debts	50	—
Stock-based compensation expense	17,769	1,115
Deferred income taxes	(129)	(602)
Changes in assets and liabilities:
Accounts receivable	(1,245)	1,472
Prepaid and other current assets	(14,666)	1,048
Inventory	(3,900)	(788)
Other assets	—	173
Accounts payable	2,554	(65)
Accrued liabilities	(238)	570
Other long-term liabilities	316	(28)
Net cash used in operating activities - continuing operations	(15,254)	(2,303)
Net cash (used in) provided by operating activities - discontinued operations	(3,765)	6,818
Cash flows from investing activities
Purchase of property and equipment	(93)	(42)
Net cash used in investing activities - continuing operations	(93)	(42)
Net cash provided by investing activities - discontinued operations	13,569	12,620
Cash flows from financing activities
Repurchase of convertible notes	(18,845)	—
Net receipts for capped call transactions	801	—
Payment of contingent consideration	—	(1,071)
Repurchase of Company common stock	(19,226)	(44,288)
Net settlement of stock-based compensation awards	(3,462)	—
Net cash used in financing activities - continuing operations	(40,732)	(45,359)
Net cash used in financing activities - discontinued operations	(359)	—
Net decrease in cash and cash equivalents	(46,634)	(28,266)
Cash and cash equivalents at beginning of the period	193,451	394,590
Cash and cash equivalents at end of the period	146,817	366,324
Less: Cash and cash equivalents of discontinued operations	21,305	24,469
Cash and cash equivalents of continuing operations at end of period	$125,512	$341,855

Supplemental cash flow information
Cash (refunded) paid for income taxes	$(26)	$(2,773)
Cash paid for interest	$95	$—
See accompanying notes.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

Throughout its history, the mission of PDL BioPharma, Inc. and its subsidiaries (collectively, the “Company” or “PDL”)
has been to improve the lives of patients by aiding in the successful development of innovative therapeutics and healthcare technologies. PDL was founded in 1986 as Protein Design Labs, Inc. when it pioneered the humanization of monoclonal antibodies, enabling the discovery of a new generation of targeted treatments that have had a profound impact on patients living with different cancers as well as a variety of other debilitating diseases. In 2006, the Company changed its name to PDL BioPharma, Inc.

Historically, the Company generated a substantial portion of its revenues through license agreements related to patents covering the humanization of antibodies, which it refers to as the Queen et al. patents. In 2012, the Company began providing alternative sources of capital through royalty monetizations and debt facilities, and, in 2016, the Company began acquiring commercial-stage products and launching specialized companies dedicated to the commercialization of these products. In 2019, and as a further evolution of the Company’s strategy, it began to enter into strategic transactions involving innovative late clinical-stage or early commercial-stage therapeutics. Consistent with this strategy, on April 10, 2019, the Company entered into a securities purchase agreement with Evofem Biosciences, Inc. (“Evofem”), pursuant to which it invested $60.0 million in a private placement of securities structured in two tranches. To date, the Company has consummated eighteen transactions, ten of which are active and outstanding.

In December 2019, the Company announced that it had completed a strategic review process and decided to halt the execution of its growth strategy, cease additional strategic investments and pursue a formal process to unlock value by monetizing its assets and returning net proceeds to stockholders (the “monetization strategy”). Pursuant to the Company’s monetization strategy, the Company does not expect to enter into any additional strategic transactions or investments. The Company further announced in December 2019 that it would explore a variety of potential transactions in connection with the monetization strategy, including a sale of the Company, divestiture of the Company’s assets or businesses, a spin-off transaction, a merger or a combination thereof.

During the first quarter of 2020, the Board of Directors (the “Board”) of the Company approved a plan of complete liquidation (the “Plan of Liquidation”) and passed a resolution to seek stockholder approval at its next Annual Meeting of Stockholders to dissolve the Company under Delaware state law in the event the Board concludes that the whole Company sale process is unlikely to maximize the value that can be returned to the stockholders. The Company has not set a definitive timeline to file for dissolution and intends to pursue its monetization strategy in a disciplined and cost-effective manner seeking to maximize returns to stockholders. Subsequently, the Company began a comprehensive program to market and sell its investments. As of March 31, 2020, the Pharmaceutical segment and the royalty right assets within the Income Generating Assets segment met the criteria to be classified as held for sale. Those investments are reported as discontinued operations on the Condensed Consolidated Statements of Operations and as Assets and Liabilities held for sale on the Condensed Consolidated Balance Sheets. While the Company cannot provide a definitive timeline for the liquidation process, it has been targeting the end of 2020 for completing the monetization of its key assets. However, the Company recognizes that the duration and extent of the public health issues related to the COVID-19 pandemic make it possible, and perhaps probable, that the timing may be delayed.

The accompanying unaudited Condensed Consolidated Financial Statements of PDL have been prepared in accordance with Generally Accepted Accounting Principles (United States) (“GAAP”) for interim financial information. The financial statements include all adjustments (consisting only of normal recurring adjustments), that management of the Company believes are necessary for a fair statement of the periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year.

The accompanying unaudited Condensed Consolidated Financial Statements and related financial information should be read in conjunction with the Company’s audited Consolidated Financial Statements and the related notes thereto for the fiscal year ended December 31, 2019, included in its Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2020. The Condensed Consolidated Balance Sheet at December 31, 2019, included herein, has been derived from the audited Consolidated Financial Statements at that date, as adjusted to conform with the financial statement presentation as of and for the three months ended March 31. 2020 as discussed in Note 2, Discontinued Operations Classified as Assets Held for Sale, but does not include all disclosures required by GAAP.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying Notes to the Condensed Consolidated Financial Statements. The accounting estimates that require management’s most significant, difficult and subjective judgments include the valuation of royalty rights - at fair value, assets and liabilities held for sale, product revenue recognition and allowances for customer rebates, the valuation of notes receivable and inventory, the assessment of recoverability of intangible assets and their estimated useful lives, the valuation and recognition of stock-based compensation, the recognition and measurement of current and deferred income tax assets and liabilities, and the valuation of warrants to acquire shares of common stock. Furthermore, the impact on accounting estimates and judgments on the Company’s financial condition and results of operations due to COVID-19 has introduced additional uncertainties. Actual results could differ from those estimates.

The Condensed Consolidated Financial Statements included herein include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Based on the composition of its existing investment portfolio, the Company structured its operations in four segments designated as Medical Devices, Strategic Positions, Pharmaceutical and Income Generating Assets. During the second quarter of 2019, and in connection with the investment in Evofem, the Company added a new segment designated as Strategic Positions. This had no impact on its prior segment reporting structure.

•
The Company’s Medical Devices segment consists of revenue derived from the LENSAR® Laser System sales made by the Company’s subsidiary, LENSAR, Inc. (“LENSAR”), which may include equipment, Patient Interface Devices (“PIDs” or “consumables”), procedure licenses, training, installation, warranty and maintenance agreements.

•
The Company’s Strategic Positions segment consists of an investment in Evofem. The Company’s investment includes shares of common stock and warrants to purchase additional shares of common stock. Evofem is a publicly-traded clinical-stage biopharmaceutical company committed to developing and commercializing innovative products to address unmet needs in women’s sexual and reproductive health. Evofem is leveraging its proprietary Multipurpose Vaginal pH Regulator (MVP-R™) platform to develop PhexxiTM (L-lactic acid, citric acid and potassium bitartrate) for hormone-free birth control.

•
The Company’s Pharmaceutical segment consists of revenue derived from branded prescription medicine products sold under the name Tekturna® and Tekturna HCT® in the United States and Rasilez® and Rasilez HCT® in the rest of the world and an authorized generic form of Tekturna sold in the United States (collectively, the “Noden Products”). The branded prescription Noden Products were acquired from Novartis Pharma AG (“Novartis”) in July 2016 (the “Noden Transaction”) by the Company’s wholly-owned subsidiary, Noden Pharma DAC (“Noden DAC”). The Company, through its wholly-owned subsidiary, Noden Pharma USA Inc. (“Noden USA”) launched its authorized generic form of Tekturna in the United States in March 2019.

•
The Company’s Income Generating Assets segment consists of revenue derived from (i) royalty rights, (ii) notes and other long-term receivables, (iii) equity investments and (iv) royalties from issued patents in the United States and elsewhere covering the humanization of antibodies (“Queen et al. patents”).

Significant Accounting Policies

Assets Held for Sale

Assets and liabilities are classified as held for sale when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the assets; (2) the assets are available for immediate sale, in their present condition, subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the assets have been initiated; (4) the sale of the assets is probable and is expected to be completed within one year; (5) the assets are being actively marketed for a price that is reasonable in relation to their current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. When all of these criteria have been met, the assets and liabilities are classified as held for sale in the balance sheet. Assets classified as held for sale are reported at

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

the lower of their carrying value or fair value less costs to sell. Depreciation and amortization of assets ceases upon designation as held for sale. The assets and liabilities held for sale are recorded on the Company’s Condensed Consolidated Balance Sheets as Assets held for sale and Liabilities held for sale, respectively.

Discontinued Operations

Discontinued operations comprise those activities that were disposed of during the period or which were classified as held for sale at the end of the period, represent a separate major line of business or geographical area that can be clearly distinguished for operational and financial reporting purposes and represents a strategic shift that has or will have a major effect on the Company’s operations and financial results. The profits and losses are presented on the Condensed Consolidated Statements of Operations as discontinued operations. See Note 2, Discontinued Operations Classified as Assets Held for Sale, for additional information.

Severance and retention

After the Company announced its monetization strategy, it recognized that its ability to execute on its plan and optimize returns to its shareholders depended to a large extent on its ability to retain the necessary expertise to effectively transact with respect to its assets. On December 21, 2019, the Compensation Committee of the Board adopted a Wind Down Retention Plan in which the Company’s executive officers and other employees who are participants in the Company’s Severance Plan are eligible to participate. Under the Wind Down Retention Plan, participants are eligible to earn a retention benefit in consideration for their continued employment with the Company. The Wind Down Retention benefits are equivalent to previously disclosed compensation payments contemplated in connection with a change in control under the Company’s existing Severance Plan. Under the Wind Down Retention Plan, payment of the retention benefit to any participant will occur upon termination of the participant’s employment with the Company either by the Company without cause or by the participant for good reason. The retention benefit, if paid, would be in lieu of (and not in addition to) any other severance compensation that could become payable to the participant under the Company’s Severance Plan. In connection with the adoption of the Wind Down Retention Plan, a severance liability is being recorded over the remaining service period for the participating employees. As of March 31, 2020, the Company has recorded a severance liability of $3.0 million. Expenses associated with severance payments and accruals are reflected in Severance and retention on the Company’s Condensed Consolidated Statement of Operations.

The Wind Down Retention Plan also provides that, consistent with the existing terms of our Amended and Restated 2005 Equity Incentive Plan (the “Equity Plan”), the vesting of all outstanding equity awards held by participants as of the date the Wind Down Retention Plan was adopted will be accelerated upon the earlier of: (i) a termination of the participant’s employment with the Company either by the Company without cause or by the participant for good reason or (ii) the consummation of a change in control (as defined in the Equity Plan) of the Company. In addition, the post-termination exercise period for all outstanding stock options will be extended until their expiration date. In the first quarter of 2020, in connection with the Board adopting the Plan of Liquidation all of the stock options and restricted stock granted to our employees and executive officers accelerated and vested under the change in control definition in the Equity Plan, other than certain outstanding awards under the 2016/20 Long-Term Incentive Plan. The expense associated with the accelerated vesting, totaling $15.7 million is reported as Severance and retention on the Company’s Condensed Consolidated Statement of Operations.

For a discussion of other accounting policies, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Summarized below are the accounting pronouncements and policies adopted subsequent to December 31, 2019 in addition to those described above.

Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The new guidance amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. The Company adopted ASU No. 2016-13 on January 1, 2020 using a modified retrospective approach. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. As a consequence of adopting ASU 2016-13, the Company’s accounts receivable accounting policy has been updated, as follows:

Accounts and Notes Receivable

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Company makes estimates of the collectability of accounts receivable.  In doing so, the Company analyzes historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for credit losses.  Amounts are charged off against the allowance for credit losses when the Company determines that recovery is unlikely and the Company ceases collection efforts.The Company applies the practical expedient for its collateral-dependent notes receivable.  Estimated credit losses are based on the fair value of the collateral (less costs to sell, as applicable).

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement. The new guidance modifies disclosure requirements related to fair value measurement. The Company adopted ASU No. 2018-13 on January 1, 2020. The adoption did not have an effect on the Consolidated Financial Statements on the adoption date and no adjustment to prior year Consolidated Financial Statements was required.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software. The new guidance reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The Company adopted ASU No. 2018-15 on January 1, 2020 using the prospective transition option. The adoption did not have an effect on the Consolidated Financial Statements on the adoption date and no adjustment to prior year Consolidated Financial Statements was required.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. For public companies, the amendments in ASU No. 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its Consolidated Financial Statements.

2. Discontinued Operations Classified as Assets Held for Sale

In March 2020, the Company announced its Plan of Liquidation and passed a resolution to seek stockholder approval at its next Annual Meeting of Stockholders to dissolve the Company under Delaware state law in the event that the Board concludes that a whole Company sale is unlikely to maximize the value that can be returned to the stockholders. The Company has not set a definitive timeline for the liquidation and intends to pursue the liquidation strategy in a disciplined and cost-effective manner seeking to maximize the value that can be returned to stockholders. As a result of these actions and subsequent efforts to monetize the Company’s key assets, as well as the sale of these key assets representing a strategic shift in the operations of the Company, the assets held for sale and discontinued operations criteria were met for specific assets or components of the Company during the three months ended March 31, 2020. During the period in which a component meets the assets held for sale and discontinued operations criteria, an entity must present the assets and liabilities of the discontinued operation separately in the asset and liability sections of the balance sheet for the current and comparative reporting periods. The prior period balance sheet is reclassified for the held for sale items. For statements of operations, the current and prior periods report the results of operations of the components in discontinued operations.

The Company determined the royalty right assets and Noden met the assets held for sale and discontinued operations criteria as of March 31, 2020. The royalty right assets are a component of the Income Generating Assets segment and Noden represents the Pharmaceutical segment.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Components of amounts reflected in (Loss) income from discontinued operations are as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Revenues
Product revenue, net	$15,031	$19,961
Royalty rights - change in fair value	9,394	12,257
Total revenues	24,425	32,218
Operating expenses
Cost of product revenue (excluding intangible asset amortization)	8,781	9,010
Amortization of intangible assets	389	1,253
General and administrative	2,302	2,151
Sales and marketing	117	1,156
Research and development	—	(41)
Total operating expenses	11,589	13,529
Operating income from discontinued operations	12,836	18,689
Non-operating expense, net
Loss on classification as held for sale	(12,761)	—
Total non-operating expense, net	(12,761)	—
Income from discontinued operations before income taxes	75	18,689
Income tax expense from discontinued operations	319	3,620
(Loss) income from discontinued operations	$(244)	$15,069

The carrying amounts of the major classes of assets reported as “Assets held for sale” consist of the following:

(in thousands)	March 31, 2020	December 31, 2019

Cash and cash equivalents	$21,305	$24,469
Accounts receivable, net	8,559	6,993
Inventory	30,083	31,712
Prepaid and other current assets	8,859	7,192
Property and equipment, net	2,908	2,960
Royalty rights - at fair value	262,021	266,196
Intangible assets, net	9,723	10,112
Other assets	1,773	1,819
Less: Estimated remaining cost to sell and fair value adjustment	(12,483)	—
Total assets held for sale (1)	$332,748	$351,453
________________
(1) The assets of the disposal groups classified as held for sale are classified as current on the March 31, 2020 Balance Sheet because it is probable that the sales will occur and the proceeds will be collected within one year.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The carrying amounts of the major classes of liabilities reported as “Liabilities held for sale” consist of the following:

(in thousands)	March 31, 2020	December 31, 2019

Accounts payable	$7,432	$14,695
Accrued liabilities	17,122	16,400
Other long-term liabilities	—	120
Total liabilities held for sale (1)	$24,554	$31,215
________________
(1) The liabilities of the disposal groups classified as held for sale are classified as current on the March 31, 2020 Balance Sheet because it is probable that the sales will occur and the proceeds will be collected within one year.

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

The second tranche closed on June 10, 2019, pursuant to which the Company invested an additional $30.0 million to purchase 6,666,667 additional shares of Evofem common stock at $4.50 per share and was also issued warrants to purchase up to an additional 1,666,667 shares of Evofem common stock with the same terms as the warrants issued in the first tranche. Following the closing of the second tranche, the Company has a right to appoint one member to Evofem’s board of directors and has a limited right to have one board observer participate in Evofem board meetings, which the Company pursued. In December 2019, the Company’s representatives resigned from these positions. Since that time, the Company has elected not to reappoint a director or board observer to the Evofem board of directors but retains the right to do so.

The Company has registration rights on customary terms for all Evofem shares issued under the securities purchase agreement, including the shares underlying the warrants.

As of March 31, 2020, the Company owned approximately 27% of Evofem’s common stock. The Company’s investment in Evofem qualifies for equity method accounting given its percentage ownership in Evofem and the ability to exercise significant influence. The Company elected the fair value method to account for its investment in Evofem as it believes it better reflects economic reality, the financial reporting of the investment and the current value of the asset. Changes in fair value of the Evofem equity investment are presented in Non-operating income (expense), net on the Consolidated Statement of Operations.
Because the mark to market valuation occurs at the end of each quarterly reporting period, changes in fair value will vary based upon the volatility of the stock price. The Evofem equity investment is presented on the Consolidated Balance Sheets as an Investment in equity affiliate and reflects the fair value of the equity investment at the end of the reporting period.

For the three months ended March 31, 2020, the Company had an unrealized loss of $13.8 million, of which $11.3 million was related to Evofem common stock and $2.5 million was related to Evofem warrants.

The latest Evofem financial statements can be found on their corporate website at www.evofem.com or filed with the SEC at www.sec.gov.

See Note 21, Subsequent Events, for additional information about the Company’s investment in Evofem and related update to the Plan of Liquidation.

4. Cash and Cash Equivalents

As of March 31, 2020 and December 31, 2019, the Company had invested its excess cash balances primarily in cash and money market funds. The fair values of cash equivalents approximate their carrying values due to the short-term nature of such financial instruments.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the Company’s cash and cash equivalents by significant investment category reported as cash and cash equivalents as of March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019

Cash (1)	$43,704	$37,718
Money market funds	81,808	131,264
Total	$125,512	$168,982
________________
(1) The amounts above exclude $21.3 million and $24.5 million of cash at Noden classified as held for sale as of March 31, 2020 and December 31, 2019, respectively. See Note 2, Discontinued Operations Classified as Assets Held for Sale, for additional information.

5. Inventories

Inventories consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019

Raw materials	$4,204	$3,739
Work in process	1,894	1,170
Finished goods	4,444	3,152
Total inventory (1)	$10,542	$8,061
____________
(1) The amounts above exclude $30.1 million and $31.7 million of inventory at Noden classified as held for sale as of March 31, 2020 and December 31, 2019, respectively. See Note 2, Discontinued Operations Classified as Assets Held for Sale, for additional information.

6. Fair Value Measurements

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table presents the fair value of the Company’s financial instruments measured at fair value on a recurring basis by level within the valuation hierarchy:

	March 31, 2020				December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Financial assets:
Money market funds	$81,808	$—	$—	$81,808	$131,264	$—	$—	$131,264
Corporate securities(1)	70,933	—	—	70,933	82,267	—	—	82,267
Warrants(2)	—	11,698	—	11,698	—	14,152	—	14,152
Royalty rights - at fair value	—	—	262,021	262,021	—	—	266,196	266,196
Total	$152,741	$11,698	$262,021	$426,460	$213,531	$14,152	$266,196	$493,879
___________________

(1)	Corporate securities are classified as “Investment in equity affiliate” on the Condensed Consolidated Balance Sheets.

(2)	Warrants are included in “Other assets” on the Condensed Consolidated Balance Sheets.

There have been no transfers between levels during the periods presented in the table above. The Company recognizes transfers between levels on the date of the event or change in circumstances that caused the transfer.

Money Market Funds - The fair values of cash equivalents approximate their carrying values due to the short-term nature of such financial instruments.

Corporate Securities - Corporate securities consists of common stock shares of Evofem, a clinical-stage biopharmaceutical company listed on Nasdaq (EVFM). For additional information on the Evofem investment, see Note 3, Investment in Evofem Biosciences, Inc.

Warrants - Warrants consist of rights to purchase shares of common stock in Evofem and CareView Communications, Inc. (“CareView”), see Note 3, Investment in Evofem Biosciences, Inc. and Note 7, Notes and Other Long-Term Receivables. The fair value of the warrants is estimated using recently quoted market prices of the underlying equity security and the Black-Scholes option pricing model.

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

The rights acquired include Assertio’s royalty and milestone payments accruing from and after October 1, 2013: (a) from Santarus, Inc., which was subsequently acquired by Salix Pharmaceuticals, Inc., which itself was acquired by Valeant Pharmaceuticals International, Inc. (“Valeant”), which, in July 2018, changed its name to Bausch Health Companies Inc. (“Bausch Health”) with respect to sales of Glumetza (metformin HCL extended-release tablets) in the United States; (b) from Merck & Co., Inc. with respect to sales of Janumet® XR (sitagliptin and metformin HCL extended-release tablets); (c) from Janssen Pharmaceutica N.V. with respect to potential future development milestones and sales of its approved fixed-dose combination of Invokana® (canagliflozin, a sodium glucose cotransporter 2 (SGLT2) inhibitor) and extended-release metformin tablets, marketed as Invokamet XR®; (d) from Boehringer Ingelheim and Eli Lilly (“Lilly”) and Company with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to Assertio’s license agreement with Boehringer Ingelheim, including its approved products, Jentadueto XR®

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

and Synjardy XR®; and (e) from Bausch Health for sales of extended-release metformin tablets in Korea and Canada, respectively.

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

On August 2, 2018, PDL Investment Holding, LLC (“PDLIH”), a wholly-owned subsidiary of the Company and assignee from the Company under the Assertio Royalty Agreement, entered into an amendment to the Assertio Royalty Agreement with Assertio. Pursuant to the amendment, PDLIH purchased all of Assertio’s remaining interests in royalty and milestone payments payable on sales of Type 2 diabetes products licensed by Assertio for $20.0 million. Prior to the amendment, the Assertio Royalty Agreement provided that the Company would have received all royalty and milestone payments due under license agreements between Assertio and its licensees until the Company received payments equal to two times the cash payment it made to Assertio, or approximately $481.0 million, after which all net payments received by Assertio would have been shared equally between the Company and Assertio. Following the amendment, the Assertio Royalty Agreement provides that the Company will receive all royalty and milestone payments due under the license agreements between Assertio and its licensees. After the amendment, the Company elected to continue to follow the fair value option and carry the financial asset at fair value.

The Assertio Royalty Agreement terminates on the third anniversary following the date upon which the later of the following occurs: (a) October 25, 2021, or (b) at such time as no royalty payments remain payable under any license agreement and each of the license agreements has expired by its terms.

As of December 31, 2018, in conjunction with the amendment described above, the Company was provided the power to direct the activities of Depo DR Sub, LLC and is the primary beneficiary of Depo DR Sub, LLC; therefore, Depo DR Sub, LLC is subject to consolidation by the Company. As of March 31, 2020, Depo DR Sub, LLC did not have any assets or liabilities of value for consolidation with the Company.

The financial asset acquired represents a single unit of accounting. This financial asset is classified as a Level 3 asset within the fair value hierarchy, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future commercialization for products not yet approved by regulatory agencies outside of the United States. The estimated fair value of the financial asset acquired was determined by using a discounted cash flow analysis related to the expected future cash flows to be generated by each licensed product. The discounted cash flows are based upon expected royalties from sales of licensed products over approximately a nine-year period. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. The Company periodically assesses the expected future cash flows and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than the original estimates, the Company will adjust the estimated fair value of the asset. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $5.4 million, respectively. Significant judgment is required in selecting appropriate discount rates. The discount rates utilized range from 10% to 24%. Should these discount rates increase or decrease by 2.5%, the fair value of the asset could decrease by $17.1 million or increase by $20.0 million, respectively.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

As of March 31, 2020, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date for the above described royalty streams.

As of March 31, 2020, the fair value of the asset acquired as reported in “Assets held for sale” on the Company’s Condensed Consolidated Balance Sheet was $210.8 million and the maximum loss exposure was $210.8 million, which reflects an estimated cost to sell of $4.7 million.

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

The estimated fair value of the royalty rights at March 31, 2020, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over approximately a ten-year period. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. The Company periodically assesses the expected future cash flows and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than the original estimates, the Company will adjust the estimated fair value of the asset. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $0.3 million, respectively. Significant judgment is required in selecting the appropriate discount rate. The discount rate utilized was 15.0%. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.3 million or increase by $1.5 million, respectively.

As of March 31, 2020, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date.

As of March 31, 2020, the fair value of the asset acquired as reported in “Assets held for sale” on the Company’s Condensed Consolidated Balance Sheet was $13.5 million and the maximum loss exposure was $13.5 million, which reflects an estimated cost to sell of $0.3 million.

University of Michigan Royalty Agreement

On November 6, 2014, the Company acquired a portion of all royalty payments of the Regents of the University of Michigan’s (“U-M”) worldwide royalty interest in Cerdelga® (eliglustat) for $65.6 million pursuant to the Royalty Purchase and Sale Agreement with U-M (the “U-M Royalty Agreement”). Under the terms of the U-M Royalty Agreement, the Company receives 75% of all royalty payments due under the U-M license agreement with Genzyme Corporation, a Sanofi company (“Genzyme”) until expiration of the licensed patents, excluding any patent term extension. Cerdelga, an oral therapy for adult patients with Gaucher disease type 1, was developed by Genzyme. Cerdelga was approved in the United States in August 2014, in the European Union (“EU”) in January 2015, and in Japan in March 2015. In addition, marketing applications for Cerdelga are under review by other regulatory authorities. While marketing applications have been approved in the United States, the EU and Japan, national pricing and reimbursement decisions are delayed in some countries.

The estimated fair value of the royalty right at March 31, 2020 was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

discounted cash flow was based upon expected royalties from sales of licensed product over approximately a two-year period. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. An evaluation of those estimates, discount rate utilized and general market conditions affecting fair market value is performed in each reporting period. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $0.5 million, respectively. Significant judgment is required in selecting the appropriate discount rate. The discount rate utilized was approximately 12.8%. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease or increase by $0.5 million, respectively. As of March 31, 2020, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows.

As of March 31, 2020, the fair value of the asset acquired as reported in “Assets held for sale” on the Company’s Condensed Consolidated Balance Sheet was $18.6 million and the maximum loss exposure was $18.6 million, which reflects an estimated cost to sell of $0.4 million.

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

As of March 31, 2020, and December 31, 2019, the Company determined that its royalty rights under the AcelRx Royalty Agreement represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of ARPI LLC that most significantly impact ARPI LLC’s economic performance and is not the primary beneficiary of ARPI LLC; therefore, ARPI LLC is not subject to consolidation by the Company.

The estimated fair value of the royalty right at March 31, 2020 was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over approximately a thirteen-year period. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. An evaluation of those estimates, discount rate utilized and general market conditions affecting fair market valuation is performed for each reporting period. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $0.3 million, respectively. Significant judgment is required in selecting the appropriate discount rate. The discount rate utilized was approximately 13.4%. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.2 million or increase by $1.4 million, respectively. As of March 31, 2020, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date.

As of March 31, 2020, the fair value of the asset acquired as reported in “Assets held for sale” on the Company’s Condensed Consolidated Balance Sheet was $12.9 million and the maximum loss exposure was $12.9 million, which reflects an estimated cost to sell of $0.3 million.

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

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The estimated fair value of the royalty right at March 31, 2020, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of a licensed product over approximately a six-year period. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. An evaluation of those estimates, discount rate utilized and general market conditions affecting fair market value is performed in each reporting period. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by less than $0.1 million, respectively. Significant judgment is required in selecting the appropriate discount rate. The discount rate utilized was approximately 14.4%. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease or increase by less than $0.1 million, respectively.

As of March 31, 2020, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date.

As of March 31, 2020, the fair value of the asset acquired as reported in “Assets held for sale” on the Company’s Condensed Consolidated Balance Sheet was $0.5 million and the maximum loss exposure was $0.5 million, which reflects an estimated cost to sell of less than $0.1 million.

The following tables summarize the changes in Level 3 Royalty Right Assets and the gains and losses included in earnings for the three months ended March 31, 2020:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Royalty Right Assets

(in thousands)	Royalty Rights - At Fair Value
Fair value as of December 31, 2019		$266,196

Total net change in fair value for the period
Change in fair value of royalty rights - at fair value	9,394
Proceeds from royalty rights	(13,569)
Total net change in fair value for the period		(4,175)

Fair value as of March 31, 2020		$262,021

The table above does not include the aggregate remaining estimated cost to sell the royalty right assets of $5.8 million.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Royalty Right Assets

	Fair Value as of	Royalty Rights -	Fair Value as of
(in thousands)	December 31, 2019	Change in Fair Value	March 31, 2020 (1)

Assertio	$218,672	$(3,161)	$215,511
VB	13,590	206	13,796
U-M	20,398	(1,391)	19,007
AcelRx	12,952	200	13,152
KYBELLA	584	(29)	555
	$266,196	$(4,175)	$262,021
________________
(1) Excludes the aggregate remaining estimated costs to sell of $5.8 million.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Assets/Liabilities Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets consist of long-lived assets, including property and equipment and intangible assets and the shares of Alphaeon Class A common stock, received in connection with the loans made to LENSAR by the Company prior to its acquisition of LENSAR. The Company’s carrying value of the 1.7 million shares of Alphaeon common stock as of both March 31, 2020 and December 31, 2019 is $6.6 million based on an estimated per share value of $3.84, which was established by a valuation performed when the shares were acquired. The value of the Company’s investment in Alphaeon is not readily determinable as Alphaeon’s shares are not publicly traded. The Company evaluates the fair value of this investment by performing a qualitative assessment each reporting period. If the results of this qualitative assessment indicate that the fair value is less than the carrying value, the investment is written down to its fair value. There have been no such write downs since the Company acquired these shares. This investment is included in Other long-term assets. For additional information on the Alphaeon investment, see Note 6, Notes and Other Long-Term Receivables.

During the quarter ended March 31, 2020 it was determined that Noden met the criteria as an asset held for sale, see Note 2, Discontinued Operations Classified as Assets Held for Sale. Assets classified as held for sale are reported at the lower of carrying value or fair value less costs to sale. As a result of our analysis of the fair value of Noden we recorded a loss on classification as held for sale of $6.7 million of which $1.8 million relates to the estimated costs to sell Noden and $4.9 million relates to the difference in carrying value versus fair value. The fair value calculation was made using a discounted cash flow model, utilizing a discount rate of approximately 19%, and included level 3 inputs.

Assets/Liabilities Not Subject to Fair Value Recognition

The Company has two notes receivable assets with an aggregate carrying value of $52.1 million as of March 31, 2020 and December 31, 2019. The estimated fair value of these notes receivable of $57.3 million exceeded the carrying value as of December 31, 2019 and was substantially equivalent to the carrying values as of March 31, 2020. The notes receivable are classified as Level 3 in the fair value hierarchy. The Company determined its notes receivable assets are Level 3 assets as the Company’s valuations utilized significant unobservable inputs, including estimates of future revenues, discount rates, expectations about settlement, terminal values, required yield and the value of underlying collateral. The Company engages third-party valuation experts when deemed necessary to assist in evaluating its investments and the related inputs needed to estimate the fair value of certain investments.

As of March 31, 2020 and December 31, 2019, the estimated fair value of the CareView note receivable was determined using a liquidation analysis. A liquidation analysis considers the asset side of the balance sheet and adjusts the value in accordance with the relative risk associated with the asset and the probable liquidation value. The asset recovery rates varied by asset. As of March 31, 2020 and December 31, 2019, the estimated fair value of the Wellstat Diagnostics and Hyperion Catalysis International, Inc. (“Hyperion”) notes receivable were determined by using an asset approach and discounted cash flow model related to the underlying collateral and adjusted to consider estimated costs to sell the assets.

The CareView note receivable is secured by substantially all assets of, and equity interests in CareView. The Wellstat Diagnostics note receivable is secured by substantially all assets of Wellstat Diagnostics and is supported by a guaranty from the Wellstat Diagnostics Guarantors (as defined in Note 7, Notes and Other Long-Term Receivables).

On March 31, 2020, the carrying value of one of the Company’s notes receivable assets differed from its estimated fair value. This is the result of inputs used in estimating the fair value of the collateral, including appraisals, projected cash flows of collateral assets and discount rates used when performing a discounted cash flow analysis.

The Company’s liabilities not subject to fair value recognition consist of its 2021 and 2024 convertible notes. The fair values of the Company’s convertible senior notes were determined using quoted market pricing and are classified as Level 2 in the fair value hierarchy. The aggregate carrying value of the convertible notes was $13.3 million and $27.3 million as of March 31, 2020 and December 31, 2019, respectively. The aggregate fair values of the convertible notes was $15.9 million and $33.9 million as of March 31, 2020 and December 31, 2019, respectively.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table represents significant unobservable inputs used in determining the estimated fair value of the Wellstat Diagnostics note receivable investment:

Asset	Valuation Technique	Unobservable Input	March 31, 2020	December 31, 2019

Wellstat Diagnostics
Wellstat Guarantors intellectual property	Income Approach
		Discount rate	12%	12%
		Undiscounted royalty amount	$21 million	$21 million
Settlement Amount	Income Approach
		Discount rate	15%	15%
		Undiscounted settlement amount	$25 million	$28 million
Real Estate Property	Market Approach
		Annual appreciation rate	—%	—%
		Estimated realtor fee	6%	6%
		Undiscounted market value	$16 million	$16 million

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

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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

Effective April 1, 2014, and as a result of the event of default, the Company determined the loan to be impaired and it ceased to accrue interest revenue. At that time and as of March 31, 2020, it has been determined that an allowance on the carrying value of the note was not necessary, as the Company believes the value of the collateral securing Wellstat Diagnostics’ obligations is in-line with the carrying value of the asset and is sufficient to enable the Company to recover the current carrying value of $50.2 million. The Company continues to closely monitor the timing and expected recovery of amounts due, including litigation and other matters related to Wellstat Diagnostics Guarantors’ assets. There can be no assurance that an allowance on the carrying value of the notes receivable investment will not be necessary in a future period depending on future developments.

Hyperion Agreement

On January 27, 2012, the Company and Hyperion (which is also a Wellstat Diagnostics Guarantor) entered into an agreement whereby Hyperion sold to the Company the royalty streams accruing from January 1, 2012 through December 31, 2013 due from Showa Denko K.K. (“SDK”) related to a certain patent license agreement between Hyperion and SDK dated December 31, 2008. In exchange for the lump sum payment to Hyperion of $2.3 million, in addition to any royalties from SDK, the Company was to receive two equal payments of $1.2 million on March 5, 2013 and March 5, 2014. The first payment of $1.2 million was paid on March 5, 2013, but the second payment that was due on March 5, 2014 has not been made by Hyperion. Effective as of such date and as a result of the event of default, the Company ceased to accrue interest revenue. As of March 31, 2020, the estimated fair value of the collateral was determined to be in excess of the carrying value. There can be no assurance of realizing value from such collateral in the event of the Company’s foreclosure on the collateral.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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

In September 2018, the Company entered into an amendment to the February 2018 Modification Agreement with CareView whereby the Company agreed, effective as of September 28, 2018, that a lower liquidity covenant would be applicable. In December 2018, the Company further modified the loan by agreeing that (i) a lower liquidity covenant would be applicable, (ii) the first principal payment would be deferred until January 31, 2019, and (iii) the scheduled interest payment due December 31, 2018 would be deferred until January 31, 2019. In December 2018, and in consideration of the further modification to the credit agreement, the Company completed an impairment analysis and determined that the note was impaired and recorded an impairment loss of $8.2 million. For additional information see Note 6, Fair Value Measurements. As of March 31, 2019, the principal repayment and interest payments were deferred until April 30, 2019. The principal repayment and interest payment were subsequently deferred until May 15, 2019 under additional amendments. In May 2019, and in consideration of additional capital raised by CareView, the Company further modified the loan by agreeing that (i) the first principal and interest payments would be deferred until September 30, 2019 and (ii) the remaining liquidity covenant would be removed. In September 2019, the Company further modified the loan by agreeing that the first principal and interest payments would be deferred, and (iii) the interest rate would be increased to 15.5%. Pursuant to further amendments to the February 2018 Modification Agreement in September 2019, December 2019 and January 2020, the Company agreed to defer principal and interest payments until April 30, 2020.

In December 2019, and in consideration of the further modification to the credit agreement and February 2018 Modification Agreement, the Company updated its impairment analysis and determined that an additional impairment was necessary and recorded an impairment loss of $10.8 million. At March 31, 2020, the Company estimated the fair value of the warrant to be less than $0.1 million.

In April 2020 the Company agreed to a further amendment of the February 2018 Modification Agreement that deferred principal repayment and interest payments until September 30, 2020, which was conditioned upon CareView raising additional financing from third parties.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

8. Leases

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

The components of lease income are as follows:

		Three Months Ended
		March 31,
(in thousands)	Classification	2020	2019

Sales-type lease selling price	Product revenue, net	$—	$—
Cost of underlying asset		—	—
Operating profit		$—	$—

Interest income on the lease receivable	Interest and other income, net	$14	$12

Initial direct costs incurred	Operating expense	$—	$—

Operating lease Income	Product revenue, net	$1,087	$1,237

9. Intangible Assets

LENSAR

In April 2019, LENSAR acquired certain intellectual property from a third-party for $2.0 million in cash and obligations to pay a $0.3 million milestone payment and royalties upon the completion of certain events.

In September 2019, LENSAR exclusively licensed certain intellectual property from a third-party for $3.5 million in cash for use in research and development activities. The amount was immediately expensed to Research and development expense.

The components of intangible assets as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020			December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Finite-lived intangible assets:
Acquired products rights(1)	$—	$—	$—	$—	$—	$—
Customer relationships(1) (2) (3)	4,045	(966)	3,079	4,045	(884)	3,161
Acquired technology(2) (4)	11,500	(1,933)	9,567	11,500	(1,741)	9,759
Acquired trademarks(2)	570	(332)	238	570	(304)	266
	$16,115	$(3,231)	$12,884	$16,115	$(2,929)	$13,186
________________

(1)
The Company acquired certain intangible assets as part of the Noden transaction. Those intangible assets are excluded from the table above and included in “Assets held for sale.” See Note 2, Discontinued Operations Classified as Assets Held for Sale, for additional information.

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

(3)	LENSAR acquired certain intangible assets for customer relationships from PES, which are being amortized using a double-declining method over a period of 20 years.
(4) LENSAR acquired certain intangible assets from a third-party, which are being amortized on a straight-line basis over a period of 15 years.

For the three months ended March 31, 2020 and 2019, amortization expense was $0.3 million and $0.3 million, respectively.

Based on the intangible assets recorded at March 31, 2020, and assuming no subsequent additions to or impairment of the underlying assets, the remaining amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount

2020 (Remaining nine months)	$895
2021	1,165
2022	1,061
2023	997
2024	974
Thereafter	7,792
Total remaining amortization expense	$12,884

10. Accrued Liabilities

Accrued liabilities consist of the following:

(in thousands)	March 31, 2020	December 31, 2019

Compensation	$5,704	$6,823
Deferred revenue	933	959
Interest	136	70
Legal	929	921
Accrued rebates, chargebacks and other revenue reserves	4	5
Other	4,253	3,145
Total (1)	$11,959	$11,923
________________
(1) The amounts above exclude $17.1 million and $16.4 million of accrued liabilities at Noden classified as held for sale as of March 31, 2020 and December 31, 2019, respectively. See Note 2, Discontinued Operations Classified as Assets Held for Sale, for additional information.

As previously discussed, during the first quarter of 2020 the Board approved the Plan of Liquidation. In addition, the Company has entered into severance agreements with its employees under the Wind Down Retention Plan. The total amount of severance expected to be incurred during 2020 will be $13.0 million, of which $3.0 million was expensed in the three months ended March 31, 2020. The severance amount paid in the three months ended March 31, 2020 was $0.6 million. All severance costs are included in the Income Generating Assets segment, as all corporate personnel salary and benefit costs are allocated to this segment.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

11. Convertible Senior Notes

		Principal Balance Outstanding	Carrying Value
		March 31,	March 31,	December 31,
Description	Maturity Date	2020	2020	2019
(in thousands)
Convertible Senior Notes
December 2021 Notes	December 1, 2021	$13,805	$12,402	$16,950
December 2024 Notes	December 1, 2024	1,000	900	10,300
Total		$14,805	$13,302	$27,250

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

In September 2019, the Company entered into privately negotiated exchange agreements with certain holders of approximately $86.1 million aggregate principal amount of outstanding December 2021 Notes. The Company exchanged $86.1 million aggregate principal of December 2021 Notes for an identical principal amount of 2.75% Convertible Senior Notes due December 1, 2024 (the “December 2024 Notes”), plus a cash payment of $70.00 for each $1,000 principal amount tendered (“September Exchange Transaction”). See “December 2024 Notes” below. The terms of the remaining December 2021 Notes remained unchanged. The September Exchange Transaction qualified as a debt extinguishment and the Company recognized a loss on exchange of the convertible notes of $3.9 million in the third quarter of 2019.

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, the Company was required to separately account for the liability component of the instrument in a manner that

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, the Company separated the principal balance of the December 2021 Notes between the fair value of the debt component with the remainder of the consideration being allocated to the equity component. Using an assumed borrowing rate of 9.5%, which represented the estimated market interest rate for a similar nonconvertible instrument available to the Company on the date of issuance, the Company recorded a debt discount of $4.3 million, allocated $23.8 million to Additional paid-in capital for the conversion feature and allocated $12.8 million to deferred tax liability. The debt discount, including the conversion feature and issuance costs allocated to debt, which remained after amortization and the effect of the September Exchange Transaction, is being amortized to interest expense over the term of the December 2021 Notes and increases interest expense during the term of the December 2021 Notes from the 2.75% cash coupon interest rate to an effective interest rate of 9.7%. As of March 31, 2020, the remaining discount amortization period is 1.7 years.

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

During the three months ended March 31, 2020, the Company repurchased $5.4 million in aggregate principal amount of its December 2021 notes for $6.0 million in cash. It was determined that the repurchase of the principal amount should be accounted for as a partial extinguishment of the December 2021 Notes. As a result, a loss on extinguishment of $0.1 million was recorded at closing of the transaction.

The carrying value and unamortized discount of the December 2021 Notes were as follows:

(in thousands)	March 31, 2020	December 31, 2019

Principal amount of the December 2021 Notes	$13,805	$19,170
Unamortized discount of liability component	(1,403)	(2,220)
Net carrying value of the December 2021 Notes	$12,402	$16,950

Interest expense for the December 2021 Notes included in the Company’s Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended
	March 31,
(in thousands)	2020	2019

Contractual coupon interest	$123	$1,031
Amortization of debt issuance costs	2	20
Amortization of debt discount	17	138
Amortization of conversion feature	234	1,766
Total	$376	$2,955

As of March 31, 2020, the December 2021 Notes are not convertible.

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

In connection with the September 2019 Exchange Transaction, the Company unwound a portion of the capped call entered into when the December 2021 Notes were issued, as they were no longer scheduled to mature in 2021. In connection with the December Exchange Transaction, the Company unwound a corresponding portion of the capped call related to the notes and repurchased 1.6 million shares of its common stock from the counterparty. In connection with the repurchases of the December 2021 Notes in the three months ended March 31, 2020, the Company unwound a portion of the capped call entered into when the December 2021 Notes were issued, as they were not longer scheduled to mature in 2021.

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

The Accretion Interest and debt discount, including the conversion feature and issuance costs allocated to debt, are being amortized to interest expense over the term of the December 2024 Notes which increases interest expense during the term of the December 2024 Notes from the 2.75% cash coupon interest rate to an effective interest rate of 7.5%. As of March 31, 2020, the remaining discount amortization period is 4.7 years.

On December 17, 2019, in connection with the December Exchange Transaction, the Company repurchased $74.6 million in aggregate principal amount of its December 2024 Notes for $58.0 million in cash and 9.9 million shares of its common stock in privately negotiated transactions, resulting in a loss on extinguishment of $2.1 million was recorded at closing of the transaction.

During the three months ended March 31, 2020 the Company repurchased $10.5 million in aggregate principal amount of its December 2024 notes for $12.9 million in cash, resulting in a loss on extinguishment of $0.5 million.

The carrying value, accretion and unamortized discount of the December 2024 Notes were as follows:

(in thousands)	March 31, 2020	December 31, 2019

Principal amount of the December 2024 Notes	$1,000	$11,500
Unamortized discount of liability component	(100)	(1,200)
Net carrying value of the December 2024 Notes	$900	$10,300

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Interest expense for the December 2024 Notes included in the Company’s Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended
	March 31,
(in thousands)	2020	2019

Contractual coupon interest	$37	$—
Accretion Interest on outstanding principal	33	—
Amortization of debt issuance costs	4	—
Amortization of conversion feature	23	—
Total	$97	$—

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

The Company evaluated the capped call transaction under authoritative accounting guidance and determined that it should be accounted for as a separate transaction and classified as a net reduction to Additional paid-in capital within stockholders’ equity with no recurring fair value measurement recorded. In connection with the December Exchange Transaction, the Company unwound a corresponding portion of the capped call related to the notes and repurchased 1.6 million shares of its common stock from the counterparty. In connection with the repurchases of the December 2024 Notes in the three months ended March 31, 2020, the Company unwound a portion of the capped call entered into when the December 2024 Notes were issued, as they were no longer scheduled to mature in 2024.

12. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	March 31,	December 31,
(in thousands)	2020	2019

Uncertain tax positions	$37,993	$37,574
Deferred tax liabilities	2,100	1,571
Accrued lease guarantee	10,700	10,700
Other	851	1,020
Total (1)	$51,644	$50,865

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

________________
(1) The amounts above exclude $0.1 million of Other long-term liabilities at Noden classified as held for sale as of December 31, 2019. See Note 2, Discontinued Operations Classified as Assets Held for Sale, for additional information.

13. Commitments and Contingencies

Lease Guarantee

In connection with the spin-off by the Company of Facet Biotech Corporation (“Facet”), the Company entered into amendments to the leases for the Company’s former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify the Company for all matters related to the leases attributable to the period after the spin-off date. In April 2010, Abbott Laboratories acquired Facet and later renamed the entity AbbVie Biotherapeutics, Inc. (“AbbVie”). If AbbVie were to default under its lease obligations, the Company could be held liable by the landlord as a co-tenant and, thus, the Company has in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of March 31, 2020, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $19.7 million.

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

The Company has recorded a liability of $10.7 million on its Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, related to this guarantee. In future periods, the Company may adjust this liability for any changes in the ultimate outcome of this matter that are both probable and estimable.

Purchase Obligations

Noden DAC and Novartis entered into a supply agreement pursuant to which Novartis will manufacture and supply to Noden DAC a bulk tableted form of the Noden Products and active pharmaceutical ingredient (“API”). In May 2019, Noden DAC and Novartis entered into an amended supply agreement pursuant to which Novartis will supply to Noden DAC a bulk tableted form of the Noden Products through 2020 and API through June 2021. The supply agreement may be terminated by either party for material breach that remains uncured for a specified time period. Under the terms of the amended supply agreement, Noden DAC is committed to purchase certain quantities of bulk product and API that would amount to approximately $55.7 million through June 2021, of which $43.1 million is committed over the next twelve months, which are guaranteed by the Company. While the supply agreement provides that the parties will agree to reasonable accommodations with respect to changes in firm orders, the Company expects that Noden DAC will meet the requirements of the supply agreement, unless otherwise negotiated.

LENSAR entered into various supply agreements for the manufacture and supply of certain components. The supply agreements commit LENSAR to a minimum purchase obligation of approximately $8.0 million over the next twelve months, a portion of which is guaranteed by the Company. LENSAR expects to meet these requirements.

14. Stockholders’ Equity

Stock Repurchase Program

On September 24, 2018, the Company announced that the Board authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $100.0 million pursuant to a share repurchase program. The repurchases under the share repurchase program were made from time to time in the open market or in privately negotiated transactions and were funded from the Company’s working capital. All shares of common stock repurchased under this share repurchase program were retired and restored to authorized but unissued shares of common stock. The Company has repurchased 31.0 million shares of its common stock under the share repurchase program for an aggregate purchase price of

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

$100.0 million, or an average cost of $3.22 per share, including trading commissions. This program was completed in July 2019.

On December 9, 2019, the Company announced that the Board authorized the repurchase of issued and outstanding shares of the Company’s common stock and convertible notes up to an aggregate value of $200 million. On December 16, 2019, the Company announced that the Board approved a $75 million increase to the aforementioned $200 million repurchase program to acquire outstanding PDL common stock and convertible notes. Repurchases under this repurchase program will be made from time to time in the open market or in privately negotiated transactions and funded from the Company’s working capital. The amount and timing of such repurchases will depend upon the price and availability of shares or convertible notes, general market conditions and the availability of cash. Repurchases may also be made under a trading plan under Rule 10b5-1, which would permit shares or convertible notes to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. All shares of common stock repurchased under the Company’s new share repurchase program are expected to be retired and restored to authorized but unissued shares of common stock. All convertible notes repurchased under the program will be retired. During the year ended December 31, 2019, the Company repurchased $44.8 million in aggregate principal amount of 2021 Convertible Notes and $74.6 million in aggregate principal amount of 2024 Convertible Notes for consideration consisting of a cash payment of $97.9 million and the issuance of 13.4 million shares of the Company’s common stock. During the three months ended March 31, 2020, the Company repurchased $5.4 million in aggregate principal amount of 2021 Convertible Notes and $10.5 million in aggregate principal amount of 2024 Convertible Notes for cash payments totaling $18.8 million. As of March 31, 2020 the Company has repurchased 6.3 million shares of its common stock under the share repurchase program for an aggregate purchase price of $20.3 million, or an average cost of $3.20 per share, including trading commissions. This repurchase program may be suspended or discontinued at any time without notice.

15. Stock-Based Compensation

The Company grants restricted stock awards and stock options pursuant to the stockholder approved Equity Plan. On February 7, 2020, the Board approved the Plan of Liquidation which accelerated the vesting of a significant portion of our outstanding equity awards pursuant to provisions in the Wind Down Retention Plan.

The following table summarizes the Company’s stock option and restricted stock award activity during the three months ended March 31, 2020:

	Stock Options		Restricted Stock Awards
(in thousands, except per share amounts)	Number of Shares Outstanding	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Grant-date Fair Value Per Share

Balance at December 31, 2019	12,613	$3.13	1,013	$3.53
Granted	—	$—	2,870	$3.08
Exercised / vested	—	$—	(2,695)	$3.12
Forfeited / canceled	(63)	$3.00	(1,089)	$3.39
Balance at March 31, 2020	12,550	$3.13	99	$3.11

 16. Revenue from Contracts with Customers

Revenue

Nature of Goods and Services

The following is a description of principal activities - separated by reportable segments - from which the Company generates its revenue. For more detailed information about reportable segments, see Note 17, Segment Information.

Medical Devices

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

For LENSAR® Laser System sales, the Company recognizes Product revenue when a customer takes possession of the system. This usually occurs after the customer signs a contract, LENSAR installs the system, and LENSAR performs the requisite training for use of the system. For LENSAR® Laser System leases, the Company recognizes Product revenue in accordance with ASC Topic 842, Leases. For additional information regarding accounting for leases, see Note 8, Leases.

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

Pharmaceutical

The Company’s Pharmaceutical segment consists of revenue derived from the Noden Products. Noden’s revenue is included in (Loss) income from discontinued operations.

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

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers by segment and geographic location as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. In the following table, revenue is disaggregated by segment and primary geographical market for the three months ended March 31, 2020 and 2019:

	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019
(in thousands)	Medical Devices	Pharmaceutical (1)	Medical Devices	Pharmaceutical (1)

Primary geographical markets:
North America	$2,718	$4,186	$2,084	$12,138
Europe	923	5,759	1,017	5,582
Asia	1,120	5,086	2,269	2,241
Other	136	—	119	—
Total revenue from contracts with customers (2)	$4,897	$15,031	$5,489	$19,961
________________

(1)
The revenue from the Company’s Pharmaceutical segment for the three months ended March 31, 2020 and 2019 is included in (Loss) income from discontinued operations. For additional information, see Note 2, Discontinued Operations Classified as Assets held for sale.

(2)
The table above does not include lease revenue from the Company’s Medical Devices segment for the three months ended March 31, 2020 and 2019, of $1.1 million and $1.2 million, respectively. For additional information, see Note 8, Leases.

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

(in thousands)	March 31, 2020	December 31, 2019

Receivables, net	$7,865	$10,377
Contract assets	$4,830	$3,512
Contract liabilities	$5,680	$4,024

Receivables, Net—Receivables, net, include amounts billed and due from customers. The amounts due are stated at their net estimated realizable value and are classified as current or noncurrent based on the timing of when the Company expects to receive payment. The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables, collateral to the extent applicable and reflects the possible impact of current conditions and reasonable forecasts not already reflected in historical loss information. Receivables, net for our Pharmaceutical segment are classified as a current asset and included in Assets held for sale. See Note 2, Discontinued Operations Classified as Assets Held for Sale, for additional information.

Contract Assets—The Company’s contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing or associated reporting from the customer regarding the computation of the net product sales has not yet occurred. The Company’s contract assets are only attributable to the

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Pharmaceutical segment, and as such classifies contract assets in Assets held for sale in the Company’s Condensed Consolidated Balance Sheets.

(in thousands)	Medical Devices	Pharmaceutical	Total

Contract assets at December 31, 2019	$—	$3,512	$3,512
Contract assets recognized	—	(2,341)	(2,341)
Payments received	—	3,659	3,659
Contract assets at March 31, 2020	$—	$4,830	$4,830

Contract Liabilities—The Company’s contract liabilities consist of deferred revenue for products sold to customers for which the performance obligation has not been completed by the Company. The Company classifies Medical Devices deferred revenue as current or noncurrent based on the timing of when it expects to recognize revenue. The noncurrent portion of deferred revenue is included in Other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets. The Pharmaceutical deferred revenue is classified as a current liability and included in Liabilities held for sale.

(in thousands)	Medical Devices	Pharmaceutical	Total

Contract liabilities at December 31, 2019	$1,075	$2,949	$4,024
Contract liabilities recognized	320	2,432	2,752
Amounts recognized into revenue	(377)	(719)	(1,096)
Contract liabilities at March 31, 2020	$1,018	$4,662	$5,680

Transaction Price Allocated to Future Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

	Nine Months Ended
(in thousands)	December 31, 2020	Thereafter	Total

Medical device sales	$4,416	$6,542	$10,958
Pharmaceutical product sales	$287	$3,443	$3,730

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with original expected lengths of one year or less or (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for the products delivered or services performed.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

17. Segment Information

Information regarding the Company’s segments for the three months ended March 31, 2020 and 2019 is as follows:

Revenues by segment	Three Months Ended
	March 31,
(in thousands)	2020	2019

Medical Devices	$5,985	$6,726
Strategic Positions	—	—
Pharmaceutical	—	—
Income Generating Assets	10	(30)
Total revenues	$5,995	$6,696
________________
The table above excludes revenues related to discontinued operations. See Note 2, Discontinued Operations Classified as Assets Held for Sale, for additional information.

(Loss) income by segment	Three Months Ended
	March 31,
(in thousands)	2020	2019

Medical Devices	$(2,111)	$(1,215)
Strategic Positions	(10,900)	—
Pharmaceutical (1)	(2,067)	5,645
Income Generating Assets (1)	(16,645)	2,250
Net (loss) income attributable to PDL’s shareholders	$(31,723)	$6,680
________________
(1) The (Loss) income by segment presented above includes amounts related to both continuing and discontinued operations. See Note 2, Discontinued Operations Classified as Assets Held for Sale, for additional information.

Information regarding the Company’s segments as of March 31, 2020 and December 31, 2019 is as follows:

Long-lived assets by segment
(in thousands)	March 31, 2020	December 31, 2019

Medical Devices	$3,172	$2,435
Strategic Positions	—	—
Pharmaceutical (1)	2,908	2,960
Income Generating Assets	92	125
Total long-lived assets (1)	$6,172	$5,520
________________
(1) The amounts above include Property and Equipment in the Pharmaceutical segment classified as Assets held for sale. See Note 2, Discontinued Operations Classified as Assets Held for Sale, for additional information.

The operations for the Medical Devices segment are primarily located in the United States and the operations for the Pharmaceutical segment are primarily located in Italy, Ireland and the United States.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

18. Concentration of Credit Risk

Product Line Concentration

The percentage of total revenue recognized, which individually accounted for 10% or more of the Company’s total revenues in one or more of the periods presented below, was as follows:

	Three Months Ended March 31,
	2020 (1)	2019 (1)
LENSAR	100%	100%
________________
(1) The amounts above exclude product sales in our Pharmaceutical segment and royalty rights in the Income Generating Assets segment, each of which is included in the Statements of Operations as (Loss) income from discontinued operations. See Note 2, Discontinued Operations Classified as Assets Held for Sale, for additional information.

19. Income Taxes

Income tax benefit from continuing operations for the three months ended March 31, 2020 and 2019, was $14.5 million and $0.8 million, respectively, which in the current period resulted primarily from anticipated use of Net Operating Loss carrybacks as allowed by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The Company’s effective tax rate for the current period differs from the U.S. federal statutory rate of 21% due primarily to the effect of state income taxes, non-deductible executive compensation and the tax provisions of the CARES Act.

The uncertain tax positions did not change during the three months ended March 31, 2020 and 2019.

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

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

20. Net (Loss) Income per Share

	Three Months Ended
	March 31,
Net (Loss) Income per Basic and Diluted Share	2020	2019
(in thousands, except per share amounts)
Numerator
Net loss from continuing operations	$(31,767)	$(8,452)
(Loss) income from discontinued operations	$(244)	$15,069
Net (loss) income attributable to PDL’s shareholders used to compute net (loss) income per basic and diluted share	$(31,723)	$6,680

Denominator
Total weighted-average shares used to compute net (loss) income attributable to PDL’s shareholders, per basic share	122,896	128,799
Shares used to compute net (loss) income attributable to PDL’s shareholders, per diluted share	122,896	128,799

Net loss from continuing operations	$(0.26)	$(0.07)
Net (loss) income from discontinued operations	$0.00	$0.12
Net (loss) income attributable to PDL’s shareholders per share - basic	$(0.26)	$0.05
Net loss from continuing operations	$(0.26)	$(0.07)
Net (loss) income from discontinued operations	$0.00	$0.12
Net (loss) income attributable to PDL’s shareholders per share - diluted	$(0.26)	$0.05

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

The December 2021 Notes and the December 2024 Notes allow for the settlement entirely or partially in cash, and are accounted for under the treasury stock method. Under the treasury stock method, the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount. The effect of which, for diluted earnings per share purposes, is that only the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are included in the computation.

December 2021 Notes and December 2024 Notes Capped Call Potential Dilution

In November 2016, the Company issued $150.0 million in aggregate principal of the December 2021 Notes. The Company entered into an Exchange Transaction in September 2019 through which it exchanged a portion of the December 2021 Notes for the December 2024 Notes with a later maturity of December 2024. Both the notes that mature in December 2021 and those that mature in December 2024 provide in certain situations for the conversion of the outstanding principal amount into shares of the Company’s common stock at a predefined conversion rate. In conjunction with the issuance of the December 2021 Notes and the issuance of the December 2024 Notes pursuant to the Exchange Transaction, the Company entered into capped call transactions with a hedge counterparty. The capped call transactions are expected generally to reduce the potential dilution, and/or offset, to an extent, the cash payments the Company may choose to make in excess of the principal amount, upon conversion of the December 2021 Notes or the December 2024 Notes. The Company has excluded the capped call transaction from the net (loss) income per diluted share computation as such securities would have an anti-dilutive effect and those securities should be considered separately rather than in the aggregate in determining whether their effect on net (loss) income per diluted share would be dilutive or anti-dilutive. For additional information regarding the conversion rates and the capped call transaction related to the Company’s December 2021 Notes and December 2024 Notes, see Note 11, Convertible Senior Notes.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Anti-Dilutive Effect of Restricted Stock Awards and Stock Options

For the three months ended March 31, 2020 and 2019, the Company excluded approximately 0.1 million and 0.4 million shares underlying restricted stock awards, respectively, calculated on a weighted-average basis, from its net (loss) income per diluted share calculations because their effect was anti-dilutive.

For the three months ended March 31, 2020 and 2019, the Company excluded approximately 12.6 million and 7.8 million shares underlying outstanding stock options, respectively, calculated on a weighted-average basis, from its net (loss) income per diluted share calculations because their effect was anti-dilutive.

21. Subsequent Events

Share Repurchase

Subsequent to March 31, 2020, the Company repurchased approximately 4.1 million shares of its common stock at a weighted-average price of $3.11 per share for a total of $12.8 million. The common stock repurchased by the Company under the $275.0 million share repurchase program authorized by the Company’s board of directors total approximately 10.4 million shares of its common stock for an aggregate purchase price of $33.1 million, or an average cost of $3.16 per share, including trading commissions.

Evofem Share Distribution

On May 5, 2020, the Company announced that the Board had approved a distribution of all of the Company’s 13,333,334 shares of common stock of Evofem via a special one-time dividend to PDL’s stockholders. The distribution by PDL of the Evofem shares will be made on May 21, 2020 to all PDL stockholders of record as of the close of business on May 15, 2020, subject to certain conditions.

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

In September 2019, we engaged financial and legal advisors and initiated a review of our strategy. This review was completed in December 2019. At such time, we disclosed that we planned to halt the execution of our growth strategy, cease making additional strategic transactions and investments and pursue a formal process to unlock the value of our portfolio by monetizing our assets and ultimately distributing net proceeds to stockholders (the “monetization strategy”). Pursuant to our monetization strategy, we do not expect to enter into any additional strategic transactions or investments. We further announced in December 2019 that we would explore a variety of potential transactions in connection with the monetization strategy, including a sale of the Company, divestiture of our assets or businesses, a spin-off transaction, a merger or a combination thereof.

Over the subsequent months, our board of directors (the “Board”) and management analyzed, together with our outside financial and legal advisors, how to best capture value pursuant to our monetization strategy and best return the significant intrinsic value of the assets in our portfolio to the stockholders. In March 2020, we announced that the Board approved a plan of complete liquidation (the “Plan of Liquidation”) of our assets and passed a resolution to seek stockholder approval to dissolve the Company under Delaware law at its next annual meeting of the stockholders in the event that the Board concludes that a whole Company sale is unlikely to maximize the value that can be returned to the stockholders from our monetization process. We would, if approved by the stockholders, file a Certificate of Dissolution in Delaware and proceed to wind-down and dissolve the Company in accordance with Delaware law.

Pursuant to its monetization strategy, we are exploring a variety of potential transactions, including a whole Company sale, divestiture of assets, spin-offs of operating entities, merger opportunities or a combination thereof. In addition, we have analyzed, and continue to analyze, the optimal mechanisms for returning value to stockholders in a tax-efficient manner, including via share repurchases, cash dividends and other distributions of assets. We have not set a definitive timeline and intend to pursue monetization in a disciplined and cost-effective manner to maximize returns to stockholders. We recognize, however, that accelerating the timeline, while continuing to optimize asset value, could increase returns to stockholders due to reduced general and administrative expenses as well as provide faster returns to stockholders. While, as noted herein, we are cognizant that an accelerated timeline may provide greater and faster returns to our stockholders, we also recognize that the duration and extent of the public health issues related to the COVID-19 pandemic make it possible, and perhaps probable, that the timing of the sale of all or substantially all of the Company’s assets, including the key assets, and therefore the timing of the Dissolution, may require additional time to execute. We will continue to assess the market for our assets so as to determine the appropriate time to sell each of the assets of the Company.

Historically, we generated a substantial portion of our revenues through the license agreements related to patents covering the humanization of antibodies, which we refer to as the Queen et al. patents. In 2012, we began providing alternative sources of capital through royalty monetization and debt facilities, and, in 2016, we began acquiring commercial-stage products and launching specialized companies dedicated to the commercialization of these products. In 2019, we entered into a securities purchase agreement with Evofem, pursuant to which we invested $60.0 million in a private placement of securities. These investments provided funding for Evofem’s pre-commercial activities for PhexxiTM, its investigational, non-hormonal, on-demand prescription contraceptive gel for women. To date, we have consummated eighteen transactions, the following ten of which are active and outstanding:

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

Our Medical Devices segment consists of revenue derived from the sale and lease of the LENSAR® Laser System, which may include equipment, Patient Interface Devices (“PIDs”), procedure licenses, training, installation, warranty and maintenance agreements. Our Strategic Positions segment consists of an investment in Evofem. Our Evofem investment includes shares of common stock and warrants to purchase additional shares of common stock. Evofem is a pre-commercial company and, as such, is not yet engaged in revenue-generating activities. Our Pharmaceutical segment consists of revenue derived from branded prescription medicine products sold under the name Tekturna® and Tekturna HCT® in the United States, and Rasilez® and Rasilez HCT® in the rest of the world and revenue generated from the sale of an authorized generic of Tekturna in the United States (collectively, the “Noden Products”). Our Income Generating Assets segment consists of revenue derived from (i) notes and other long-term receivables, (ii) royalty rights and hybrid notes/royalty receivables, (iii) equity investments and (iv) royalties from issued patents in the United States and elsewhere covering the humanization of antibodies, which we refer to as the Queen et al. patents. As of March 31, 2020, the Pharmaceutical segment and the royalty right assets within the Income Generating Assets segment met the criteria to be classified as held for sale. Those investments are reported on the Condensed Consolidated Statement of Operations as discontinued operations and on the Condensed Consolidated Balance Sheets as Assets and Liabilities held for sale.

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

The LENSAR® Laser System has been cleared by the Food and Drug Administration (“FDA”) for anterior capsulotomy, lens fragmentation, corneal and arcuate incisions. The LENSAR Laser with Augmented Reality™ provides an accurate 3-D model of the relevant anatomical features of each patient’s anterior segment, allowing precise laser delivery and enhanced surgical confidence in performing accurate corneal incisions, precise size, shape and location of free-floating capsulotomies, and efficient lens fragmentation for all grades of cataracts. The LENSAR® Laser System - fs 3D (LLS-fs 3D) with Streamline™ includes the integration with multiple pre-operative diagnostic devices, utilizing automated Iris Registration with automatic cyclorotation adjustment. IntelliAxis-C™ (corneal) and IntelliAxis-L™ (lens capsule) markers provide the surgeon tools for simple and precise alignment without errors associated with manually transposing the preoperative data, and marking the eye for incisions and implantation of Toric IOLs as well as treatment planning tools for precision guided laser treatments. The corneal incision-only mode, expanded remote diagnostics capabilities, additional pre-programmable preferences, thoughtful ergonomics, and up to 20 seconds faster laser treatment times with Streamline™ allow for seamless integration and maximum surgical efficiency with patient comfort.

Strategic Positions

Evofem

We invested $60.0 million in Evofem in the second quarter of 2019, representing approximately a 27% ownership interest in the company as of March 31, 2020. The transaction was structured in two tranches. The first tranche comprised $30.0 million, which was funded on April 11, 2019. We invested an additional $30.0 million in a second tranche on June 10, 2019, alongside two existing Evofem shareholders, who each invested an additional $10.0 million. These investments provided funding for Evofem’s pre-commercial activities for PhexxiTM, its investigational, non-hormonal, on-demand prescription contraceptive gel for women. We believe this investment provided us the ability to take a significant position in a promising company at a critical stage of development where we could provide meaningful contributions through our capital and expertise.

Evofem is a clinical-stage biopharmaceutical company committed to developing and commercializing innovative products to address unmet needs in women’s sexual and reproductive health. Evofem is leveraging its proprietary Multipurpose Vaginal pH Regulator (MVP-R™) platform to develop PhexxiTM (L-lactic acid, citric acid and potassium bitartrate) for hormone-free birth control. In 2015, Evofem submitted a New Drug Application (“NDA”) for prevention of pregnancy to the FDA. In April 2016, the FDA issued a Complete Response Letter with respect to the NDA, citing certain clinical deficiencies. In the fourth quarter of 2019, Evofem resubmitted the NDA, which included results from a subsequent Phase 3 trial. In December 2019, the FDA acknowledged receipt of the NDA and assigned a six-month review period and a Prescription Drug User Fee Act goal date of May 25, 2020.

The MVP-R is also being studied for the prevention of urogenital transmission of chlamydia and gonorrhea in women. In December 2019, Evofem announced positive top-line results from AMPREVENCE, a Phase 2b clinical trial evaluating the efficacy and safety of its investigational MVP-R candidate, EVO100, for the prevention of urogenital transmission of chlamydia and gonorrhea in women. Further analysis is ongoing and final results are subject to change based on a comprehensive review by the company and the FDA.

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

Tekturna (or Rasilez outside of the United States) contains aliskiren, a direct renin inhibitor, for the treatment of hypertension. While indicated as a first line treatment, it is more commonly used as a third line treatment in those patients who are intolerant of angiotensin-receptor blockers (“ARBs”) or angiotensin converting enzyme inhibitors (“ACEIs”). Studies indicate that approximately 12% of hypertension patients are ARB/ACEI intolerant. Tekturna and Rasilez are not indicated for use with ARBs and ACEIs in patients with diabetes or renal impairment and are contraindicated for use by pregnant women. In March 2019, we launched an authorized generic (“AG”) form of Tekturna, aliskiren hemifumarate 150 mg and 300 mg tablets with the same drug formulation as Tekturna. The AG is distributed by Prasco, LLC d/b/a Prasco Laboratories.

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

Investment	Investment Type	Deployed Capital (3) (in millions)

Assertio [1]	Royalty	$260.5
U-M	Royalty	$65.6
AcelRx	Royalty	$65.0
VB	Royalty	$15.5
KYBELLA®	Royalty	$9.5
CareView	Debt	$20.0
Wellstat Diagnostics [2]	Royalty/debt hybrid	$44.0
______________

(1)	Formerly Depomed, Inc.

(2)	Also known as Defined Diagnostic, LLC. The Wellstat Diagnostics investment also includes our note receivable with Hyperion Catalysis International, Inc. (“Hyperion”).

(3)	Excludes transaction costs.

Royalty Rights - At Fair Value

We have entered into various royalty purchase agreements with counterparties, whereby the counterparty conveys to us the right to receive royalties that are typically payable on sales revenue generated by the sale, distribution or other use of the counterparties’ products.

Our royalty rights are classified as held for sale. We record the royalty rights at fair value using discounted cash flows related to the expected future cash flows to be received less estimated selling costs. We use significant judgment in determining our valuation inputs, including estimates as to the probability and timing of future sales of the licensed product. A third-party expert is generally engaged to assist us with the development of our estimate of the expected future cash flows. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. At each reporting period, an evaluation is performed to assess those estimates, discount rates utilized and general market conditions affecting fair market value.

At March 31, 2020, we had a total of five royalty rights transactions outstanding.

Notes and Other Long-Term Receivables

We have entered into credit agreements with borrowers across the healthcare industry, under which we made available cash loans to be used by the borrower. Obligations under these credit agreements are typically secured by a pledge of substantially all the assets of the borrower and any of its subsidiaries. At March 31, 2020, we had two note receivable transactions outstanding.

Equity Investments

In the past, we have received equity instruments, including shares of stock or warrants to acquire shares of stock, in connection with credit agreements we entered into with borrowers in the healthcare industry. Our investment objective with respect to these equity investments is to maximize our return through capital appreciation and, when appropriate, to capture the value through optimally timed exit strategies. At March 31, 2020, we had one equity investment outstanding.

Royalties from Queen et al. patents and know-how

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

Solanezumab is a Lilly-licensed humanized monoclonal antibody being tested in a study of older individuals who may be at risk of memory loss and cognitive decline due to Alzheimer’s disease. Lilly has characterized the study as an assessment of whether an anti-amyloid investigational drug in older individuals who do not yet show symptoms of Alzheimer’s disease cognitive impairment or dementia can slow memory loss and cognitive decline. The study will also test whether solanezumab treatment can delay the progression of Alzheimer’s disease related brain injury on imaging and other biomarkers. If solanezumab is approved and commercialized pursuant to this clinical trial or another, we would be entitled to receive a royalty based on a “know-how” license for technology provided in the design of this antibody. The 2% royalty on net sales is payable for 12.5 years after the product’s first commercial sale. The above described study is currently in Phase 3 testing with results expected in July of 2022.

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

On March 11, 2020, the World Health Organization declared a global pandemic, as the outbreak of a novel strain of coronavirus spread throughout the world. The outbreak of COVID-19 has disrupted our business operations and has adversely impacted LENSAR. Actions taken to mitigate coronavirus have had and are expected to continue to have an adverse impact on the geographical areas in which LENSAR operates. Cataract surgery is typically considered an elective surgery and as such the majority of LENSAR’s customers are not utilizing the LENSAR Laser Systems as they normally would at this time. LENSAR has also experienced minor supply chain disruptions. It is unclear at this time how severely our LENSAR and our other businesses may be impacted in the future.

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law at the end of March 2020 and contains numerous forms of economic stimulus, including SBA guaranteed loans and certain income tax provisions. The tax provisions of the CARES Act, among other things, allows for a five year carryback of net operating losses for tax years 2018-2020.

See also the risk factors included herein in “Item 1A. Risk Factors” and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in subsequent filings for additional factors that may impact our business and results of operations.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. The accounting estimates that require management’s most significant, difficult and subjective judgments include the valuation of royalty rights - at fair value, assets and liabilities held for sale, product revenue recognition and allowance for customer rebates and allowances, the valuation of notes receivable and inventory, the assessment of recoverability of intangible assets and their estimated useful lives, the valuation and recognition of stock-based compensation, the recognition and measurement of current and deferred income tax assets and liabilities, and the valuation of warrants to acquire shares of common stock. Furthermore, the impact on accounting estimates and judgments on the Company’s financial condition and results of operations due to COVID-19 has introduced additional uncertainties. We base our estimates, where possible, on our historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2020, we reclassified our Pharmaceutical segment and the royalty right assets within the Income Generating Assets segment to assets held for sale. Assets and liabilities are classified as held for sale when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the assets; (2) the assets are available for immediate sale, in their present condition, subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the assets have been initiated; (4) the sale of the assets is probable and is expected to be completed within one year; (5) the assets are being actively marketed for a price that is reasonable in relation to their current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. When all of these criteria have been met, the assets (and liabilities) are classified as held for sale in the balance sheet for the current and comparative reporting periods. Assets classified as held for sale are reported at the lower of their carrying value or fair value less costs to sell. Depreciation and amortization of assets ceases upon designation as held for sale. The assets and liabilities held for sale are recorded on our Condensed Consolidated Balance Sheets as Assets held for sale and Liabilities held for sale, respectively. The profits and losses are presented on the Condensed Consolidated Statements of Operations as discontinued operations for the current and prior periods.

During the three months ended March 31, 2020, there have not been any other significant changes to our critical accounting policies and estimates from those presented in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, that are of significance, or potential significance, to us. Summarized below are the accounting pronouncements and policies adopted subsequent to December 31, 2019.

Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The new guidance amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. The Company adopted ASU No. 2016-13 on January 1, 2020 using a modified retrospective approach. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. As a consequence of adopting ASU 2016-13, the Company’s accounts receivable accounting policy has been updated, as follows:

Accounts and Notes Receivable

The Company makes estimates of the collectability of accounts receivable.  In doing so, the Company analyzes historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for credit losses.  Amounts are charged off against the allowance for credit losses when the Company determines that recovery is unlikely and the Company ceases collection efforts. The Company applies the practical expedient for its collateral-dependent notes receivable.  Estimated credit losses are based on the fair value of the collateral (less costs to sell, as applicable).

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement. The new guidance modifies disclosure requirements related to fair value measurement. The Company adopted ASU No. 2018-13 on January 1, 2020. The adoption did not have an effect on the Consolidated Financial Statements on the adoption date and no adjustment to prior year Consolidated Financial Statements was required.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software. The new guidance reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The Company adopted ASU No. 2018-15 on January 1, 2020 using the prospective transition option. The adoption did not have an effect on the Consolidated Financial Statements on the adoption date and no adjustment to prior year Consolidated Financial Statements was required.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. For public companies, the amendments in ASU No. 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its Consolidated Financial Statements.

Operating Results

As noted above, during the three months ended March 31, 2020, we reclassified our Pharmaceutical segment and the royalty right assets within the Income Generating Assets segment to assets held for sale. When the held for sale criteria have been met, depreciation and amortization of those assets is suspended and the profits and losses are presented on the Condensed Consolidated Statements of Operations as discontinued operations. The operating results presented below are segregated between continuing operations and discontinued operations. Results from the prior year comparative period are classified consistently with the current year presentation.

Three months ended March 31, 2020, compared to three months ended March 31, 2019

Revenues

	Three Months Ended		Change from Prior
	March 31,
(dollars in thousands)	2020	2019	Year %

Revenues
Product revenue, net(1)	$5,985	$6,726	(11%)
Royalties from Queen et al. patents	—	3	N/M
License and other	10	(33)	(130%)
Total revenues	$5,995	$6,696	(10%)
________________________
N/M    Not meaningful

(1)
Our Product revenue, net consists entirely of revenue from our Medical Devices segment. We record Product revenue from our Medical Devices segment from our LENSAR product sales which include LENSAR® Laser Systems, disposable consumables, procedures, training, installation, warranty and maintenance services.

Product sales for our Pharmaceutical segment are included in (Loss) income from discontinued operations and are net of estimated product returns, pricing discounts, including rebates offered pursuant to mandatory federal and state government programs, chargebacks, prompt pay discounts, distribution fees and co-pay assistance for product sales each period. See Note 2, Discontinued Operations Classified as Assets Held for Sale, for additional information on our Pharmaceutical product sales.

Three Months Ended March 31, 2020

Total revenues were $6.0 million for the three months ended March 31, 2020, compared with $6.7 million for the three months ended March 31, 2019. Our total revenues decreased by 10%, or $0.7 million, for the three months ended March 31, 2020, when compared to the same period of 2019. The decrease was driven by the estimated negative impact of the COVID-19 pandemic and the associated deferral of elective surgical procedures in both North America and the rest of the world.

Operating Expenses

	Three Months Ended		Change from Prior
	March 31,
(dollars in thousands)	2020	2019	Year %

Cost of product revenue, (excluding intangible amortization)	$2,860	$3,800	(25)%
Amortization of intangible assets	302	318	(5)%
General and administrative	12,869	8,313	55%
Severance and retention	18,734	—	N/M
Sales and marketing	1,250	1,574	(21)%
Research and development	1,856	910	104%
Total operating expenses	$37,871	$14,915	154%
Percentage of total revenues	632%	223%
_______________________
N/M    Not meaningful

Three Months Ended March 31, 2020

Total operating expenses were $37.9 million for the three months ended March 31, 2020, compared with $14.9 million for the three months ended March 31, 2019. Our operating expenses increased 154%, or $23.0 million, for the three month period ended March 31, 2020, when compared to the three month period ended March 31, 2019. The increase was primarily a result of provisions under our Wind-Down Retention Plan.

After we announced our monetization strategy, we recognized that our ability to execute on our plan and optimize returns to its shareholders depended to a large extent on our ability to retain the necessary expertise to effectively transact with respect to our assets. On December 21, 2019, the Compensation Committee of the Board adopted the Wind Down Retention Plan in which our executive officers and other employees who are participants in our Severance Plan are eligible to participate. Under the Wind Down Retention Plan, participants are eligible to earn a retention benefit in consideration for their continued employment with the Company. The Wind Down Retention benefits are equivalent to previously disclosed compensation payments contemplated in connection with a change in control under our existing Severance Plan. Under the Wind Down Retention Plan, payment of the retention benefit to any participant will occur upon termination of the participant’s employment with the Company either by the Company without cause or by the participant for good reason. The retention benefit, if paid, would be in lieu of (and not in addition to) any other severance compensation that could become payable to the participant under our Severance Plan. In connection with the adoption of the Wind Down Retention Plan, a severance liability is being recorded over the remaining service period for the participating employees. As of March 31, 2020, we recorded a severance liability of $3.0 million. Expenses associated with severance payments and accruals are reflected in Severance and retention.

The Wind Down Retention Plan also provides that, consistent with the existing terms of the our Amended and Restated 2005 Equity Incentive Plan (the “Equity Plan”), the vesting of all outstanding equity awards held by participants as of the date the Wind Down Retention Plan was adopted will be accelerated upon the earlier of: (i) a termination of the participant’s employment with the Company either by the Company without cause or by the participant for good reason or (ii) the consummation of a change in control (as defined in the Equity Plan) of the Company. In addition, the post-termination exercise period for all outstanding stock options will be extended until their expiration date. In the first quarter of 2020, in connection with the Board adopting the Plan of Liquidation all of the stock options and restricted stock granted to our employees, executive officers and directors accelerated and vested under the change in control definition in the Equity Plan, other than certain outstanding awards under the 2016/20 Long-Term Incentive Plan. The expense associated with the accelerated vesting, totaled $15.7 million and is also reflected in Severance and retention.

General and administrative expenses for the three months ended March 31, 2020 and 2019 are summarized in the table below:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(in thousands)	Medical Devices	Income Generating Assets	Total	Medical Devices	Income Generating Assets	Total
Compensation	$983	$23,807	$24,790	$956	$3,448	$4,404
Salaries and Wages (including taxes)	615	2,219	2,834	519	1,647	2,166
Bonuses (including accruals)	284	840	1,124	323	705	1,028
Severance and retention	—	18,734	18,734	—	—	—
Equity	84	2,014	2,098	114	1,096	1,210
Asset management	—	1,978	1,978	—	450	450
Business development	—	(62)	(62)	—	129	129
Accounting and tax services	555	1,180	1,735	3	969	972
Other professional services	116	1,516	1,632	274	341	615
Other	516	1,014	1,530	583	1,160	1,743
Total general and administrative(1)	$2,170	$29,433	$31,603	$1,816	$6,497	$8,313
________________
(1) No general and administrative operating expenses were attributable to the Pharmaceutical or Strategic Positions segments for the three months ended March 31, 2020 or 2019. See Assets held for sale and discontinued Operations below, for additional information on our Pharmaceutical segment.

Non-operating Expense, Net

	Three Months Ended		Change from Prior
	March 31,
(dollars in thousands)	2020	2019	Year %

Interest and other income, net	$513	$1,874	(73%)
Interest expense	(474)	(2,955)	(84%)
Equity affiliate - change in fair value	(13,797)	—	N/M
Loss on extinguishment of convertible notes	(606)	—	N/M
Total non-operating expense, net	$(14,364)	$(1,081)	1,229%
________________________
N/M    Not meaningful

Three Months Ended March 31, 2020

Non-operating expense, net, increased for the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to a decline in the fair value of our investment in Evofem. In addition, we recorded a Loss on the extinguishment of our convertible notes and a decrease in Interest and other income due to lower cash balances in the current period. These were partially offset by lower interest expense in conjunction with the extinguishment of a substantial portion of our convertible notes.

Evofem’s stock price declined from December 31, 2019 to end the quarter at $5.32 per share as of March 31, 2020. We acquired our shares of common stock for $4.50 per share and were also issued warrants to purchase additional shares of Evofem.

Income Taxes

Income tax benefit from continuing operations for the three months ended March 31, 2020 and 2019, was $14.5 million and $0.8 million, respectively, which resulted primarily from anticipated use of Net Operating Loss carrybacks as allowed by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. Our effective tax rate for the current period differs from the

U.S. federal statutory rate of 21% due primarily to the effect of state income taxes, non-deductible executive compensation and the foreign tax rate differential associated with our operations of Noden DAC in Ireland.

The uncertain tax positions did not change during the three months ended March 31, 2020 and 2019.

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

Assets held for sale and discontinued operations

The Pharmaceutical segment and the royalty right assets in the Income Generating Assets segment have been classified as held for sale and reported as discontinued operations. The operating results from discontinued operations are presented separately in the Company’s Condensed Consolidated statements of Operations as discontinued operations. Components of amounts reflected in (Loss) income from discontinued operations are as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Revenues
Product revenue, net	$15,031	$19,961
Royalty rights - change in fair value	9,394	12,257
Total revenues	24,425	32,218
Operating expenses
Cost of product revenue (excluding intangible asset amortization)	8,781	9,010
Amortization of intangible assets	389	1,253
General and administrative	2,302	2,151
Sales and marketing	117	1,156
Research and development	—	(41)
Total operating expenses	11,589	13,529
Operating income from discontinued operations	12,836	18,689
Non-operating (expense) income, net
Loss on classification as held for sale	(12,761)	—
Total non-operating (expense) income, net	(12,761)	—
Income from discontinued operations before income taxes	75	18,689
Income tax expense from discontinued operations	319	3,620
(Loss) income from discontinued operations	$(244)	$15,069

Revenue from our Pharmaceutical segment for the three months ended March 31, 2020 was $15.0 million, a decrease of 25%, compared to the same period in the prior year. The decrease in revenue from our Pharmaceutical segment is primarily due to lower net revenues in the United States partially offset by an increase the rest of the world. The decrease in revenue from our Pharmaceutical segment in the United States for the three months ended March 31, 2020 is due to the increased sales of our authorized generic and lower sales of our branded drug as compared to the first quarter of 2019. The increase in revenue for the rest of the world is due to higher sales volume of Rasilez in certain territories. This decrease in revenue was accompanied by a 3% decrease in cost of goods sold, compared to the prior year. This smaller decrease in cost of goods sold as compared to revenue is due to the higher percentage of authorized generic sales in the current period. Sales and marketing expenses have decreased substantially while the portion of general and administrative expenses attributable to the Pharmaceutical segment were relatively unchanged. Amortization of intangible assets expense decreased after Noden’s intangible assets were impaired at December 31, 2019, resulting in lower amortization.

The royalty right assets in our Income Generating Assets segment generated cash flows of $13.6 million and a net change in fair value of $9.4 million in the three months ended March 31, 2020 compared to cash flows of $12.6 million and a net change in fair value of $12.3 million in the three month period ended March 31, 2019.

During the three months ended March 31, 2020 we recorded a loss upon classification as held for sale of $12.8 million. Of this amount $7.9 million relates to the estimated costs to sell the royalty assets and Noden and $4.9 million represents the fair value adjustment to Noden upon classification as held for sale.

The following tables provides a summary of activity with respect to our royalty rights - change in fair value for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
		Change in	Royalty Rights -
(in thousands)	Cash Royalties	Fair Value	Change in Fair Value

Assertio	$11,177	$(3,161)	$8,016
VB	266	206	472
U-M	2,005	(1,391)	614
AcelRx	79	200	279
KYBELLA	42	(29)	13
Total	$13,569	$(4,175)	$9,394

	Three Months Ended March 31, 2019
		Change in	Royalty Rights -
(in thousands)	Cash Royalties	Fair Value	Change in Fair Value

Assertio	$10,968	$(552)	$10,416
VB	267	128	395
U-M	1,267	(536)	731
AcelRx	68	2,088	2,156
KYBELLA	50	(1,491)	(1,441)
Total	$12,620	$(363)	$12,257

Net (Loss) Income Per Share

Net (loss) income per share for the three months ended March 31, 2020 and 2019, is presented below:

	Three Months Ended
	March 31,
	2020	2019

Net (loss) income from continuing operations	$(0.26)	$(0.07)
Net (loss) income from discontinued operations	$0.00	$0.12
Net (loss) income per share - basic	$(0.26)	$0.05
Net (loss) income from continuing operations	$(0.26)	$(0.07)
Net (loss) income from discontinued operations	$0.00	$0.12
Net (loss) income per share - diluted	$(0.26)	$0.05
Weighted-average basic and diluted shares used in the computation of Net (loss) income per share are as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019

Basic	122,896	128,799
Diluted	122,896	128,799

Liquidity and Capital Resources

We have previously financed our operations primarily through royalty and other license-related revenues, public and private placements of debt and equity securities, interest income on invested capital and cash generated from pharmaceutical and medical device product sales. We plan to continue to finance our operations in the near term primarily through royalty revenues and cash generated from product sales.

In September 2019, we engaged financial and legal advisors and initiated a review of our strategy. In December 2019, we disclosed that we planned to halt the execution of our growth strategy, cease making additional strategic transactions and investments and pursue a formal process to unlock the value of our portfolio by monetizing our assets and ultimately returning net proceeds to our stockholders. Over the subsequent months, our Board and management analyzed, together with its outside financial and legal advisors, how to best capture value pursuant to its monetization strategy and best return the significant intrinsic value of the assets in its portfolio to the stockholders. In March 2020, we announced our Board approved the Plan of Liquidation of our assets and passed a resolution to seek stockholder approval to dissolve the Company under Delaware law at its next annual meeting of the stockholders in the event that our Board concludes that a whole Company sale is unlikely to maximize the value that can be returned to the stockholders from our monetization process. We would, if approved by the stockholders, file a certificate of dissolution in Delaware and proceed to wind-down and dissolve the Company in accordance with Delaware law. Pursuant to its monetization strategy, we are exploring a variety of potential transactions, including a whole Company sale, divestiture of assets, spin-offs of operating entities, merger opportunities or a combination thereof. In addition, we have analyzed, and continue to analyze, the optimal mechanisms for returning value to stockholders in a tax-efficient manner, including via share repurchases, cash dividends and other distributions of assets. We have not set a definitive timeline and intend to pursue monetization in a disciplined and cost-effective manner to maximize returns to stockholders. We recognize, however, that accelerating the timeline, while continuing to optimize asset value, could increase returns to stockholders due to reduced general and administrative expenses as well as provide faster returns to stockholders. While we are cognizant that an accelerated timeline may provide greater and faster returns to our stockholders, we also recognize that the duration and extent of the public health issues related to the COVID-19 pandemic make it possible, and perhaps probable, that the timing of the sale of all or substantially all of the our assets, including the key assets, and therefore the timing of the Dissolution, may require additional time to execute .

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

On December 9, 2019, we announced that our Board authorized the repurchase of issued and outstanding shares of our common stock and convertible notes up to an aggregate value of $200.0 million pursuant to a share repurchase program. On December 16, 2019, we announced that our Board approved a $75.0 million increase to this repurchase program. Repurchases under the new repurchase program will be made from time to time in the open market or in privately negotiated transactions and funded from our working capital. The amount and timing of such repurchases will depend upon the price and availability of shares or convertible notes, general market conditions and the availability of cash. Common stock and convertible note repurchases may also be made under a trading plan under Rule 10b5-1, which would permit shares and convertible notes to be repurchased when we might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. All shares of common stock repurchased under our repurchase program are expected to be retired and restored to authorized but unissued shares of common stock. All convertible notes repurchased under the program will be retired.

As of March 31, 2020, we had repurchased $50.2 million in aggregate principal amount of December 2021 Notes and $85.0 million in aggregate principal amount of December 2024 Notes under the Board authorized program. As of March 31, 2020 approximately $14.8 million in aggregate principal amount of the convertible notes remain outstanding. Pursuant to the convertible note repurchase transactions and the unwinding of a portion of the capped call transaction entered into for the notes, we also repurchased 3.2 million shares of our common stock under this program directly from our capped call counterparty. We repurchased 6.3 million shares of its common stock under this repurchase program during the three months ended March 31, 2020, for an aggregate purchase price of $20.3 million, or an average cost of $3.20 per share, including trading commissions. This repurchase program may be suspended at any time without notice.

Our debt service obligations consist of interest payments and repayment of the remaining amount of our December 2021 Notes and December 2024 Notes. We may continue our efforts to repurchase the remaining outstanding convertible notes, which could adversely affect the amount or timing of any distributions to our stockholders. We expect to finance such repurchases with cash on hand.

We had cash and cash equivalents in the aggregate of $125.5 million and $169.0 million as of March 31, 2020 and December 31, 2019, respectively, representing a decrease of $43.5 million. The decrease was primarily attributable to:

•	the repurchase of common stock for $19.2 million,

•	the net cash used for the repurchase of our convertible notes of $18.0 million, and

•	cash used for operating activities of $15.3 million, partially offset by

•	proceeds from royalty right payments of $13.6 million.

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

In addition, we have cash and cash equivalents at our Pharmaceutical segment of $21.3 million and $24.5 million as of March 31, 2020 and December 31, 2019, respectively, which we believe is sufficient to fund operations and meet our contractual inventory commitment for the foreseeable future.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

Convertible Senior Notes

As of March 31, 2020, our outstanding notes consisted of our December 2021 Notes and December 2024 Notes, which in the aggregate totaled $14.8 million in principal.

We expect that our debt service obligations over the next several years will consist of interest payments and the repurchase or repayment of our December 2021 Notes and December 2024 Notes. We have actively repurchased the convertible senior notes in privately negotiated transactions and in the open market using cash on hand.

Guarantees

Redwood City Lease Guarantee

In connection with the spin-off of Facet Biotech Corporation (“Facet”), we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the spin-off date. In April 2010, Abbott Laboratories acquired Facet and later renamed the entity AbbVie Biotherapeutics, Inc. (“AbbVie”). If AbbVie were to default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of March 31, 2020, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $19.7 million. For additional information regarding our lease guarantee, see Note 13, Commitments and Contingencies.

Purchase Obligation

Noden DAC and Novartis entered into a supply agreement pursuant to which Novartis will manufacture and supply to Noden DAC a bulk tableted form of the Noden Products and the active pharmaceutical ingredient (“API”). In May 2019, Noden DAC and Novartis entered into an amended supply agreement pursuant to which Novartis will supply to Noden DAC a bulk tableted form of the Noden Products through 2020 and API through June 2021. The supply agreement may be terminated by either party for material breach that remains uncured for a specified time period. Under the terms of the amended supply agreement, Noden DAC is committed to purchase certain quantities of bulk product and API that would amount to approximately $55.7 million through June 2021, of which $43.1 million is committed over the next twelve months, which are guaranteed by the Company. While the supply agreement provides that the parties will agree to reasonable accommodations with respect to changes in firm orders, we expect that Noden DAC will meet the requirements of the supply agreement, unless otherwise negotiated.

LENSAR entered into various supply agreements for the manufacture and supply of certain components. The supply agreement commits LENSAR to a minimum purchase obligation of approximately $8.0 million over the next twelve months, a portion of which is guaranteed by the Company. We expect that LENSAR will meet this requirement.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2020, there have been no material changes in our market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the chief executive officer and the chief financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2020, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

The information set forth in Note 13, Commitments and Contingencies, to our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q is incorporated by reference herein.

Class Action Antitrust Lawsuit

On September 18, 2019, the City of Providence filed a civil antitrust suit on behalf of a putative class of payors in the Northern District of California against Bausch Health Companies, Inc., Salix Pharmaceuticals, Inc., Santarus, Inc., Assertio Therapeutics, Inc., Lupin Pharmaceuticals, Inc. and the Company, inter alia, alleging that a patent settlement agreement between Assertio and Lupin unlawfully restrained competition in an alleged market for Glumetza and its AB-rated generic equivalents sold in the United States. The plaintiffs claim that the settlement agreement violated the federal Sherman Act and various state antitrust laws. The Company was a named defendant by certain End Payor Plaintiffs (“EPPs”) due to its purchase from Assertio in 2013 of a royalty asset based on sales of Glumetza. On January 21, 2020, the EPPs voluntarily dismissed their claims against the Company, without prejudice. The Company has agreed to toll the running of statute of limitations for a limited period of time and to respond to certain discovery requests, subject to reasonable objections.

ITEM 1A.         RISK FACTORS

Except for the additional risk factor set forth below, there have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and has spread to nearly every country and region in the world, including those in which we and our subsidiaries operate. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the growing spread of COVID-19 globally, we have closed our executive offices with our employees continuing their work remotely. As the COVID-19 pandemic continues to spread around the globe, we may experience additional disruptions that could severely impact our business and the financial condition of our company and our subsidiaries.

Additionally, as part of our monetization strategy we are exploring and evaluating potential transactions, the success or timing of which may be impacted by the growing spread of COVID-19 globally. In order to successfully monetize our assets, we must identify and complete one or more transactions with third parties. The business and assets and the availability of potential buyers of our company or certain of our assets may be significantly impacted by public health issues or pandemics, including COVID-19. For example, the shutdown orders across the various jurisdictions in which we or our subsidiaries operate and other observed effects of COVID-19 has resulted in, and may continue to cause, decreased demand, and consequently decreased revenues, from the sales of our products and the performance of elective surgeries. For example, actions taken to mitigate COVID-19 have had and are expected to continue to have an adverse impact on the geographical areas in which LENSAR operates. Cataract surgery is typically considered an elective surgery and as such the majority of LENSAR’s customers are not utilizing the LENSAR Laser Systems as they normally would at this time. Further, the uncertain severity and impact of COVID-19 could result in reduced demand for our assets by third parties or reduced values such parties may ascribe to our assets, as well as potentially affect our own ability to operate.

Even if we are able to identify potential transactions in furtherance of our monetization strategy, such buyers may be operationally constrained or unable to locate financing on attractive terms or at all, which risk may be heightened due to the uncertainty of COVID-19 and its impact. We are subject to increased risk that the growing spread of COVID-19 will affect the geographies, both in the near term and in the future, of any third parties we identify as possible counterparties to any monetization transaction. If financing is unavailable to potential buyers of our company or assets, or if potential buyers are unwilling to engage in various transactions due to the uncertainty in the market, our ability to complete such acquisition would be significantly impaired.

Any negative impact on such third parties due to any of the foregoing events could cause costly delays and have a material adverse effect on our ability to return value to our stockholders, including our ability to realize full value from a sale or other disposition of our assets as part of our monetization strategy. Any such negative impacts could also reduce the amount of cash or other property we are able to distribute to our shareholders. In addition, if members of our management team were to be affected by COVID-19, this could significantly delay or impair our ability to execute our monetization strategy. The COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 may impact our business and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information relating to the repurchases of our common stock made by us in the three months ended March 31, 2020 (in thousands, except per share amounts):

Fiscal Period			Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program
January 1, 2020	to	January 31, 2020	1,069	$3.27	1,069	$116,705
February 1, 2020	to	February 29, 2020	1,427	$3.53	2,496	95,140
March 1, 2020	to	March 31, 2020	3,838	$3.06	6,334	81,079	(1)
Total for the three months ended March 31, 2020			6,334	$3.20	6,334	$81,079
____________________
(1) The approximate dollar amount of shares that may yet be purchased under the share repurchase program was reduced by the cash and PDL common stock issued as consideration to repurchase the convertible notes in December 2019 and the cash used to repurchase the convertible notes in the first quarter of 2020.

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

4.1
Indenture, dated September 17, 2019, between the Company, as Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed September 17, 2019)

4.2
Supplemental Indenture, dated September 17, 2019 by and between the Company, as Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 17, 2019)

10.1
Cooperation and Support Agreement, dated as of February 27, 2020, by and among PDL BioPharma, Inc., Engine Capital, L.P. and its affiliates (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 28, 2020)

10.2#*	2020 Annual Bonus Plan

31.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1#+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

#	Filed herewith.

*	Management contract or compensatory plan or arrangement.

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

Dated:	May 8, 2020
PDL BIOPHARMA, INC. (REGISTRANT)

/s/ DOMINIQUE MONNET
Dominique Monnet
President and Chief Executive Officer (Principal Executive Officer)

/s/ EDWARD A. IMBROGNO
Edward A. Imbrogno
Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)