Form 10-Q
period 2020-06-30
PDL BIOPHARMA, INC.
filed 2020-08-10
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 (Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of July 31, 2020, there were 113,982,229 shares of the registrant’s Common Stock outstanding.

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

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Product revenue, net	$4,099	$5,268	$8,115	$10,004
Lease revenue	359	1,308	1,436	2,532
Service revenue	690	846	1,582	1,612
Royalties from Queen et al. patents	—	6	—	9
License and other	63	30	73	(3)
Total revenues	5,211	7,458	11,206	14,154
Operating expenses
Cost of product revenue (excluding intangible asset amortization)	2,639	4,929	5,499	8,729
Amortization of intangible assets	335	344	637	662
Severance and retention	3,579	—	22,313	—
General and administrative	9,719	8,695	22,471	17,005
Sales and marketing	1,237	1,861	2,487	3,435
Research and development	1,465	886	3,321	1,796
Total operating expenses	18,974	16,715	56,728	31,627
Operating loss from continuing operations	(13,763)	(9,257)	(45,522)	(17,473)
Non-operating expense, net
Interest and other income, net	69	1,650	582	3,524
Interest expense	(312)	(2,984)	(786)	(5,939)
Loss on extinguishment of convertible notes	—	—	(606)	—
Total non-operating expense, net	(243)	(1,334)	(810)	(2,415)
Loss from continuing operations before income taxes	(14,006)	(10,591)	(46,332)	(19,888)
Income tax benefit from continuing operations	(1,077)	(2,575)	(14,144)	(3,422)
Net loss from continuing operations	(12,929)	(8,016)	(32,188)	(16,466)
(Loss) income from discontinued operations before income taxes (including loss on classification as held for sale of $16,143 and $28,904 for the three and six months ended June 30, 2020, respectively)	(44,277)	4,830	(58,112)	23,517
Income tax (benefit) expense of discontinued operations	(6,878)	1,328	(7,961)	4,948
(Loss) income from discontinued operations	(37,399)	3,502	(50,151)	18,569
Net (loss) income	(50,328)	(4,514)	(82,339)	2,103
Less: Net loss attributable to noncontrolling interests	(357)	(95)	(645)	(158)
Net (loss) income attributable to PDL’s shareholders	$(49,971)	$(4,419)	$(81,694)	$2,261

Net (loss) income per share - basic
Net (loss) from continuing operations	$(0.11)	$(0.07)	$(0.26)	$(0.13)
Net (loss) income from discontinued operations	(0.32)	0.03	(0.42)	0.15
Net (loss) income attributable to PDL’s shareholders	$(0.43)	$(0.04)	$(0.68)	$0.02
Net (loss) income per share - diluted
Net (loss) from continuing operations	$(0.11)	$(0.07)	$(0.26)	$(0.13)
Net (loss) income from discontinued operations	(0.32)	0.03	(0.42)	0.15
Net (loss) income attributable to PDL’s shareholders	$(0.43)	$(0.04)	$(0.68)	$0.02
Weighted-average shares outstanding
Basic	115,908	118,285	119,402	123,484
Diluted	115,908	118,285	119,402	123,484
See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net (loss) income	$(50,328)	$(4,514)	$(82,339)	$2,103

Other comprehensive loss, net of tax
Total other comprehensive loss, net of tax	—	—	—	—
Comprehensive (loss) income	(50,328)	(4,514)	(82,339)	2,103
Less: Comprehensive loss attributable to noncontrolling interests	(357)	(95)	(645)	(158)
Comprehensive (loss) income attributable to PDL’s shareholders	$(49,971)	$(4,419)	$(81,694)	$2,261

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,	December 31,
	2020	2019
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$105,446	$168,982
Accounts receivable, net	6,154	6,559
Notes receivable	52,598	52,583
Inventory	12,633	8,061
Assets held for sale (Note 2)	289,426	70,366
Prepaid and other current assets	29,291	7,344
Total current assets	495,548	313,895
Property and equipment, net	3,039	2,560
Notes receivable, long-term	636	827
Intangible assets, net	12,550	13,186
Long-term assets held for sale (Note 2)	—	377,491
Other assets	8,883	9,247
Total assets	$520,656	$717,206

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,524	$2,675
Accrued liabilities	14,498	11,923
Liabilities held for sale (Note 2)	18,213	31,095
Total current liabilities	36,235	45,693
Convertible notes payable	13,507	27,250
Liabilities held for sale, long-term (Note 2)	—	120
Other long-term liabilities	50,913	50,865
Total liabilities	100,655	123,928

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 350,000 shares authorized; 113,945 and 124,303 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1,139	1,243
Additional paid-in capital	(66,164)	(78,875)
Retained earnings	485,493	670,832
Total PDL stockholders’ equity	420,468	593,200
Noncontrolling interests	(467)	78
Total stockholders’ equity	420,001	593,278
Total liabilities and stockholders’ equity	$520,656	$717,206

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	PDL Stockholders’ Equity
	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	124,302,616	$1,243	$—	$(78,875)	$670,832	$78	$593,278
Issuance of common stock, net of forfeitures	1,781,197	18	—	(18)	—	—	—
Stock-based compensation expense	—	—	—	14,453	—	—	14,453
Repurchase and retirement of common stock	(5,564,841)	(56)	(2,244)	—	(17,978)	—	(20,278)
Transfer of subsidiary shares to non-controlling interest	—	—	—	683	—	100	783
Extinguishment of convertible notes	—	—	—	(3,911)	—	—	(3,911)
Capped call transactions	—	—	—	801	—	—	801
Comprehensive loss:
Net loss	—	—	—	—	(31,723)	(288)	(32,011)
Total comprehensive loss	—	—	—	—	—	—	(32,011)
Balance at March 31, 2020	120,518,972	1,205	(2,244)	(66,867)	621,131	(110)	553,115
Issuance of common stock, net of forfeitures	183,903	2	—	458	—	—	460
Stock-based compensation expense	—	—	—	245	—	—	245
Repurchase and retirement of common stock	(6,758,147)	(68)	2,244	—	(21,267)	—	(19,091)
Noncash liquidating distribution	—	—	—	—	(64,400)	—	(64,400)
Comprehensive loss:
Net loss	—	—	—	—	(49,971)	(357)	(50,328)
Total comprehensive loss	—	—	—	—	—	—	(50,328)
Balance at June 30, 2020	113,944,728	$1,139	$—	$(66,164)	$485,493	$(467)	$420,001

	PDL Stockholders’ Equity
	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	136,512,522	$1,365	$(2,103)	$(98,030)	$828,547	$—	$729,779
Issuance of common stock, net of forfeitures	764,785	8	—	(8)	—	—	—
Stock-based compensation expense	—	—	—	1,169	—	—	1,169
Repurchase and retirement of common stock	(13,460,164)	(135)	613	—	(44,831)	—	(44,353)
Transfer of subsidiary shares to non-controlling interest	—	—	—	—	—	572	572
Comprehensive income:
Net income	—	—	—	—	6,680	(63)	6,617
Total comprehensive income	—	—	—	—	—	—	6,617
Balance at March 31, 2019	123,817,143	1,238	(1,490)	(96,869)	790,396	509	693,784
Issuance of common stock, net of forfeitures	37,996	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	2,175	—	—	2,175
Repurchase and retirement of common stock	(8,185,970)	(81)	944	—	(26,897)	—	(26,034)
Transfer of subsidiary shares to non-controlling interest	—	—	—	229	—	(216)	13
Comprehensive loss:
Net loss	—	—	—	—	(4,419)	(95)	(4,514)
Total comprehensive loss	—	—	—	—	—	—	(4,514)
Balance at June 30, 2019	115,669,169	$1,157	$(546)	$(94,465)	$759,080	$198	$665,424

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(82,339)	$2,103
Less: (Loss) income from discontinued operations	(50,151)	18,569
Net loss from continuing operations	(32,188)	(16,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible notes conversion option and debt issuance costs	485	3,876
Accreted interest on convertible note principal	38	—
Amortization of intangible assets	637	662
Amortization of right-of-use assets	370	362
Change in fair value of derivative assets	73	(3)
Loss on extinguishment of convertible notes	606	—
Other amortization and depreciation	867	1,509
Loss on disposal of property and equipment	316	—
Stock-based compensation expense	18,000	3,210
Deferred income taxes	(158)	9,353
Changes in assets and liabilities:
Accounts receivable	582	(3,532)
Prepaid and other current assets	(21,944)	5,614
Inventory	(5,991)	(1,138)
Other assets	67	406
Accounts payable	843	1,078
Accrued liabilities	3,360	1,155
Other long-term liabilities	266	167
Net cash (used in) provided by operating activities - continuing operations	(33,771)	6,253
Net cash used in operating activities - discontinued operations	1,688	(14,428)
Cash flows from investing activities
Purchase of intangible assets	—	(1,700)
Purchase of property and equipment	(235)	(163)
Net cash used in investing activities - continuing operations	(235)	(1,863)
Net cash provided by (used in) investing activities - discontinued operations	24,966	(27,274)
Cash flows from financing activities
Proceeds from the exercise of stock options	461	—
Repurchase of convertible notes	(18,845)	—
Net receipts for capped call transactions	801	—
Payment of contingent consideration	—	(1,071)
Repurchase of Company common stock	(39,374)	(71,266)
Net settlement of stock-based compensation awards	(3,462)	—
Net cash used in financing activities - continuing operations	(60,419)	(72,337)
Net cash used in financing activities - discontinued operations	(359)	—
Net decrease in cash and cash equivalents	(68,130)	(109,649)
Cash and cash equivalents at beginning of the period	193,451	394,590
Cash and cash equivalents at end of the period	125,321	284,941
Less: Cash and cash equivalents of discontinued operations	19,875	28,447
Cash and cash equivalents of continuing operations at end of period	$105,446	$256,494

Supplemental cash flow information
Cash (refunded) paid for income taxes	$(4)	$3,980
Cash paid for interest	$298	$4,591

Supplemental schedule of non-cash investing and financing activities
Noncash liquidating distribution	$64,400	$—
Assets held for sale reclassified from other assets to intangible assets	$—	$1,811
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

Historically, the Company generated a substantial portion of its revenues through license agreements related to patents covering the humanization of antibodies, which it refers to as the Queen et al. patents. In 2012, the Company began providing alternative sources of capital through royalty monetizations and debt facilities, and, in 2016, the Company began acquiring commercial-stage products and launching specialized companies dedicated to the commercialization of these products. In 2019, and as a further evolution of the Company’s strategy, it began to enter into strategic transactions involving innovative late clinical-stage or early commercial-stage therapeutics. Consistent with this strategy, on April 10, 2019, the Company entered into a securities purchase agreement with Evofem Biosciences, Inc. (“Evofem”), pursuant to which it invested $60.0 million in a private placement of securities structured in two tranches. Overall, the Company consummated eighteen transactions, nine of which are active and outstanding.

In September 2019, the Company engaged financial and legal advisors and initiated a review of its strategy. In December 2019, the Company announced that it decided to halt the execution of its growth strategy, cease additional strategic transactions and investments and instead pursue a formal process to unlock value by monetizing its assets and returning net proceeds to stockholders (the “monetization strategy”). Pursuant to the Company’s monetization strategy, the Company does not expect to enter into any additional strategic investments. The Company further announced in December 2019 that it would explore a variety of potential transactions in connection with the monetization strategy, including a whole Company sale, divestiture of assets, spin-offs of operating entities, merger opportunities or a combination thereof. Over the subsequent months, the Company’s Board of Directors (the “Board”) and management analyzed, together with outside financial and legal advisors, how to best capture value pursuant to the monetization strategy and best return the value of the assets in its portfolio to its stockholders.

During the first quarter of 2020, the Board approved a plan of complete liquidation (the “Plan of Liquidation”) and passed a resolution to seek stockholder approval at its next Annual Meeting of Stockholders to dissolve the Company as permitted by the General Corporation Law of the State of Delaware (the “DGCL”). In the event the proposal is approved by stockholders and the Board concludes that the whole Company sale process is unlikely to maximize the value that can be returned to the stockholders from our monetization process, the Company intends to file a Certificate of Dissolution with the Secretary of State of Delaware after monetizing its key assets and then proceed to wind-down and dissolve the Company in accordance with the DGCL. The Company has not set a definitive timeline to file for dissolution and intends to pursue its monetization strategy in a disciplined and cost-effective manner seeking to maximize returns to stockholders.

Pursuant to the Company’s monetization strategy, the Company began a comprehensive program to market and sell its investments. During the quarter ended March 31, 2020, the Company’s Pharmaceutical segment and the royalty right assets within the Income Generating Assets segment met the criteria to be classified as held for sale. Those investments are reported as discontinued operations on the Condensed Consolidated Statements of Operations and as Assets and Liabilities held for sale on the Condensed Consolidated Balance Sheets. See Note 21, Subsequent Events, for additional information about the Pharmaceutical segment.

During the quarter ended June 30, 2020, the Evofem common stock held within the Strategic Positions segment was distributed to the Company’s stockholders and as a result the Strategic Positions segment and all investments included in the segment met the criteria to be classified as discontinued operations. Therefore, the Strategic Positions segment is also presented as discontinued operations on the Condensed Consolidated Statements of Operations. While the Company cannot provide a definitive timeline for the liquidation process, it has been targeting the end of 2020 for completing the monetization or other distribution of its key assets. However, the Company recognizes that the duration and extent of the public health issues related to the COVID-19 pandemic make it possible, and perhaps probable, that the timing may be delayed.

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

The accompanying unaudited Condensed Consolidated Financial Statements and related financial information should be read in conjunction with the Company’s audited Consolidated Financial Statements and the related notes thereto for the fiscal year ended December 31, 2019, included in its Annual Report on Form 10-K (the “2019 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on March 11, 2020 and the Company’s Current Report on Form 8-K, filed with the SEC on June 29, 2020, which revises and re-casts certain historical financial information included in the 2019 Form 10-K to present the Pharmaceutical segment and the royalty right assets within the Income Generating Assets segment as discontinued operations for all periods presented. The Condensed Consolidated Balance Sheet at December 31, 2019, included herein, has been derived from the audited Consolidated Financial Statements at that date, as adjusted to conform with the financial statement presentation as of and for the three and six months ended June 30, 2020 as discussed in Note 2, Discontinued Operations Classified as Assets Held for Sale, but does not include all disclosures required by GAAP.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying Notes to the Condensed Consolidated Financial Statements. The accounting estimates that require management’s most significant, difficult and subjective judgments include, assets and liabilities held for sale, including the valuation of royalty rights - at fair value, product revenue recognition and allowances for customer rebates, the valuation of notes receivable and inventory, the assessment of recoverability of intangible assets and their estimated useful lives, the valuation and recognition of stock-based compensation, the recognition and measurement of current and deferred income tax assets and liabilities, and the valuation of warrants to acquire shares of common stock. Furthermore, the impact on accounting estimates and judgments on the Company’s financial condition and results of operations due to COVID-19 has introduced additional uncertainties. Actual results could differ from those estimates.

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

Based on the composition of its investment portfolio, the Company historically structured its operations in four segments designated as Medical Devices, Strategic Positions, Pharmaceutical and Income Generating Assets. During the second quarter of 2020, and in connection with the distribution of shares of Evofem common stock to stockholders, the Company determined that Strategic Positions was no longer an operating segment. Following is a summary of the Company’s segments including those that have been classified as discontinued operations:

•The Company’s Medical Devices segment consists of revenue derived from the LENSAR® Laser System sales made by the Company’s subsidiary, LENSAR, Inc. (“LENSAR”), which may include equipment, Patient Interface Devices (“PIDs” or “consumables”), procedure licenses, training, installation, warranty and maintenance agreements.
•The Company’s Strategic Positions segment consisted of an investment in Evofem, which included shares of common stock and warrants to purchase shares of common stock. During the second quarter of 2020, the Company distributed its shares of common stock in Evofem to the Company’s stockholders at which time the segment ceased to be a reportable segment. The Company continues to hold warrants to purchase shares of Evofem’s common stock. Evofem is a publicly-traded commercial-stage biopharmaceutical company committed to developing and commercializing innovative products to address unmet needs in women’s sexual and reproductive health. Evofem is leveraging its proprietary Multipurpose Vaginal pH Regulator (MVP-R™) platform for PhexxiTM (L-lactic acid, citric acid and potassium bitartrate) for hormone-free birth control.
•The Company’s Pharmaceutical segment consisted of revenue derived from branded prescription medicine products sold under the name Tekturna® and Tekturna HCT® in the United States and Rasilez® and Rasilez HCT® in the rest of the world and an authorized generic form of Tekturna sold in the United States (collectively, the “Noden Products”).

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
•The Company’s Income Generating Assets segment consists of revenue derived from (i) notes and other long-term receivables, (ii) equity investments and (iii) royalties from issued patents in the United States and elsewhere covering the humanization of antibodies (“Queen et al. patents”). As noted above, the royalty rights assets previously included in the Income Generating Assets segment are classified as held for sale and are reported as discontinued operations.

The worldwide spread of coronavirus, or COVID-19, has created significant uncertainty in the global economy. There have been no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of COVID-19 and the extent to which COVID-19 impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict. If the financial markets or the overall economy are impacted for an extended period, the Company’s liquidity, revenues, supplies and intangibles may be adversely affected.

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

Discontinued Operations

Discontinued operations comprise those activities that were disposed of during the period or which were classified as held for sale at the end of the period, represent a separate major line of business or geographical area that can be clearly distinguished for operational and financial reporting purposes and represent a strategic shift that has or will have a major effect on the Company’s operations and financial results. The profits and losses are presented on the Condensed Consolidated Statements of Operations as discontinued operations. See Note 2, Discontinued Operations Classified as Assets Held for Sale, for additional information.

Severance and retention

After the Company announced its monetization strategy, it recognized that its ability to execute on its plan and optimize returns to its stockholders depended to a large extent on its ability to retain the necessary expertise to effectively transact with respect to its assets. On December 21, 2019, the Compensation Committee of the Board adopted a Wind Down Retention Plan in which the Company’s executive officers and other employees who are participants in the Company’s Severance Plan are eligible to participate. Under the Wind Down Retention Plan, participants are eligible to earn a retention benefit in consideration for their continued employment with the Company. The Wind Down Retention benefits are equivalent to previously disclosed compensation payments contemplated in connection with a change in control under the Company’s existing Severance Plan. Under the Wind Down Retention Plan, payment of the retention benefit to any participant will occur upon termination of the participant’s employment with the Company either by the Company without cause or by the participant for good reason. The retention benefit, if paid, would be in lieu of (and not in addition to) any other severance compensation that could become payable to the participant under the Company’s Severance Plan. In connection with the adoption of the Wind Down Retention Plan, a severance liability is being recorded over the remaining service period for the participating employees. As of June 30,

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

2020, the Company has recorded a severance liability of $6.0 million. Expenses associated with severance payments and accruals are reflected in Severance and retention on the Company’s Condensed Consolidated Statements of Operations.

The Wind Down Retention Plan also provides that, consistent with the existing terms of the Company’s Amended and Restated 2005 Equity Incentive Plan (the “Equity Plan”), the vesting of all outstanding equity awards held by participants as of the date the Wind Down Retention Plan was adopted will be accelerated upon the earlier of: (i) a termination of the participant’s employment with the Company either by the Company without cause or by the participant for good reason or (ii) the consummation of a change in control (as defined in the Equity Plan) of the Company. In addition, the post-termination exercise period for all outstanding stock options will be extended until their expiration date. In connection with the Board adopting the Plan of Liquidation in the first quarter of 2020, all of the outstanding and unvested stock options and restricted stock granted to the Company’s employees and executive officers, with the exception of certain outstanding awards under the 2016/20 Long-Term Incentive Plan, accelerated and vested under the change in control definition in the Equity Plan. The expense associated with the accelerated vesting, totaling $15.7 million is reported as Severance and retention on the Company’s Condensed Consolidated Statements of Operations.

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

Recently Issued Accounting Pronouncements

In April 2020, the FASB issued a staff question-and-answer document, “Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic” (the “COVID-19 Q&A”), to address certain frequently-asked questions pertaining to lease concessions arising from the effects of the COVID-19 pandemic. Existing lease guidance requires entities to determine if a lease concession was a result of a new arrangement reached with the lessee (which would be addressed

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

under the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (which would not fall under the lease modification framework). The COVID-19 Q&A clarifies that entities may elect to not evaluate whether lease-related relief granted in light of the effects of COVID-19 is a lease or obligations of the lease. This election is available for concessions that result in the total payments required by the modified contract being substantially the same or less than the total payments required by the original contract.

As a result of the COVID-19 pandemic, LENSAR entered into agreements with 22 customers through which LENSAR agreed to waive monthly rental and minimum monthly license fees ranging from one to four months for an aggregate of $0.9 million of revenue, consisting of $0.5 million in Product revenue, $0.3 million in Lease revenue, and $0.1 million in Service revenue. In return for these concessions the related contracts were extended by the same number of months waived. No amounts of accounts receivable or notes receivable were deemed uncollectible due to COVID-19 during the quarter ended June 30, 2020; however, the Company considered the effects of COVID-19 in estimating its credit losses for the period.

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

2. Discontinued Operations Classified as Assets and Liabilities Held for Sale

In February 2020, the Company’s board of directors approved the Plan of Liquidation and passed a resolution to seek stockholder approval at the Company’s next Annual Meeting of Stockholders to dissolve the Company under Delaware state law in the event that the Board concludes that a whole Company sale is unlikely to maximize the value that can be returned to the stockholders. The Company has not set a definitive timeline for the liquidation and intends to pursue the liquidation strategy in a disciplined and cost-effective manner seeking to maximize returns to stockholders. As a result of these actions and subsequent efforts to monetize the Company’s key assets, as well as the sale of these key assets representing a strategic shift in the operations of the Company, the assets held for sale and discontinued operations criteria were met for the Company’s royalty assets (Income Generating Assets segment) and its subsidiary Noden (Pharmaceutical segment) during the first quarter of 2020. The discontinued operations criteria were met for the Company’s investment in Evofem (Strategic Positions segment) during the second quarter of 2020 after the Company distributed all of its shares of common stock of Evofem to the Company’s stockholders. The historical financial results of the investment in Evofem, royalty assets and Noden are reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented, and assets and liabilities were retrospectively reclassified as assets and liabilities held for sale.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Components of amounts reflected in (Loss) income from discontinued operations on the Company’s Condensed Consolidated Statement of Operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Revenues
Product revenue, net	$8,167	$10,415	$23,198	$30,375
Royalty rights - change in fair value	(16,304)	(40,399)	(6,910)	(28,142)
Total revenues	(8,137)	(29,984)	16,288	2,233
Operating expenses
Cost of product revenue (excluding intangible asset amortization)	4,901	7,419	13,682	16,429
Amortization of intangible assets	—	1,254	389	2,507
General and administrative	2,151	1,788	4,565	3,940
Sales and marketing	81	212	198	1,368
Research and development	—	—	—	(41)
Total operating expenses	7,133	10,673	18,834	24,203
Operating loss from discontinued operations	(15,270)	(40,657)	(2,546)	(21,970)
Non-operating (expense) income, net
Equity affiliate - change in fair value	(12,864)	45,487	(26,662)	45,487
Loss on classification as held for sale	(16,143)	—	(28,904)	—
Total non-operating (expense) income, net	(29,007)	45,487	(55,566)	45,487
(Loss) income from discontinued operations before income taxes	(44,277)	4,830	(58,112)	23,517
Income tax (benefit) expense from discontinued operations	(6,878)	1,328	(7,961)	4,948
(Loss) income from discontinued operations	$(37,399)	$3,502	$(50,151)	$18,569

The carrying amounts of the major classes of assets reported as “Assets held for sale” on the Company’s Condensed Consolidated Balance Sheets consist of the following:

(in thousands)	June 30, 2020	December 31, 2019

Cash and cash equivalents (1)	$19,875	$24,469
Accounts receivable, net	7,114	6,993
Inventory	29,485	31,712
Prepaid and other current assets	7,357	7,192
Property and equipment, net	2,949	2,960
Royalty rights - at fair value	234,242	266,196
Investment in equity affiliate	—	82,267
Intangible assets, net	9,723	10,112
Other assets	7,083	15,956
Less: Estimated remaining cost to sell and fair value adjustment	(28,402)	—
Total assets held for sale (2)	$289,426	$447,857
________________
(1) Cash and cash equivalents represent balances maintained by Noden, which will remain with the buyer upon consummation of the sale of the Noden business and applied to the commitment with Novartis as further described in Note 13, Commitments and Contingencies and in Note 21, Subsequent Events.
(2) The assets of the disposal groups classified as held for sale are classified as current on the June 30, 2020 Balance Sheet because it is probable that the sales will occur and the proceeds will be collected within one year.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The carrying amounts of the major classes of liabilities reported as “Liabilities held for sale” on the Company’s Condensed Consolidated Balance Sheets consist of the following:

(in thousands)	June 30, 2020	December 31, 2019

Accounts payable	$3,017	$14,695
Accrued liabilities	15,196	16,400
Other long-term liabilities	—	120
Total liabilities held for sale (1)	$18,213	$31,215
________________
(1) The liabilities of the disposal groups classified as held for sale are classified as current on the June 30, 2020 Balance Sheet because it is probable that the sales will occur and the proceeds will be collected within one year.

3. Investment in Evofem Biosciences, Inc.

On April 10, 2019, the Company entered into a securities purchase agreement with Evofem and two other purchasers pursuant to which the Company purchased $60.0 million of Evofem securities in a private placement. The transaction was structured in two tranches.

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

On May 21, 2020, the Company announced that it had completed the distribution of all of the Company’s 13,333,334 shares of common stock of Evofem to the Company’s stockholders, which represented approximately 26.7% of the outstanding shares of Evofem common stock as of the close of business on May 15, 2020. The distribution was recorded as a noncash distribution of $64.4 million, reducing retained earnings. Following the distribution, PDL continues to hold warrants to purchase up to 3,333,334 shares of Evofem common stock. As of June 30, 2020, the Evofem warrants were valued at $5.3 million and are classified as “Assets held for sale” on the Company’s Condensed Consolidated Balance Sheet. The Evofem common stock and the Evofem warrants are included in “Long-term assets held for sale” on the Company’s December 31, 2019 Condensed Consolidated Balance Sheet. See Note 2, Discontinued Operations Classified as Assets Held for Sale, for additional information.

For the three and six months ended June 30, 2020, the Company recorded a loss of $6.5 million and $17.9 million, respectively, in (Loss) income from discontinued operations before income taxes on the Company’s Condensed, Consolidated Statements of Operations for the change in fair value of the Evofem common stock.

For the three and six months ended June 30, 2020, the Company recorded an unrealized loss of $6.3 million and $8.8 million, respectively, for the change in fair value of the Evofem warrants. These losses are included in (Loss) income from discontinued operations before income taxes on the Company’s Condensed, Consolidated Statements of Operations.

The latest Evofem financial statements can be found on their corporate website at www.evofem.com or filed with the SEC at www.sec.gov.

4. Cash and Cash Equivalents

As of June 30, 2020 and December 31, 2019, the Company had invested its excess cash balances primarily in cash and money market funds. The fair values of cash equivalents approximate their carrying values due to the short-term nature of such financial instruments.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the Company’s cash and cash equivalents by significant investment category reported as cash and cash equivalents as of June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019

Cash (1)	$23,527	$37,718
Money market funds	81,919	131,264
Total	$105,446	$168,982
________________
(1) The amounts above exclude $19.8 million and $24.5 million of cash at Noden classified as held for sale as of June 30, 2020 and December 31, 2019, respectively. See Note 2, Discontinued Operations Classified as Assets Held for Sale, for additional information.

5. Inventories

Inventories consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019

Raw materials	$4,381	$3,739
Work in process	1,612	1,170
Finished goods	6,640	3,152
Total inventory (1)	$12,633	$8,061
____________
(1) The amounts above exclude $29.5 million and $31.7 million of inventory at Noden classified as held for sale as of June 30, 2020 and December 31, 2019, respectively. See Note 2, Discontinued Operations Classified as Assets Held for Sale, for additional information.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table presents the fair value of the Company’s financial instruments measured at fair value on a recurring basis by level within the valuation hierarchy:

	June 30, 2020				December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Financial assets:
Money market funds	$81,919	$—	$—	$81,919	$131,264	$—	$—	$131,264
Corporate securities(1)	—	—	—	—	82,267	—	—	82,267
Warrants(2)	—	5,431	—	5,431	—	14,152	—	14,152
Royalty rights - at fair value (3)	—	—	234,242	234,242	—	—	266,196	266,196
Total	$81,919	$5,431	$234,242	$321,592	$213,531	$14,152	$266,196	$493,879
___________________
(1)  Corporate securities are classified as “Long-term assets held for sale” on the December 31, 2019 Condensed Consolidated Balance Sheet.
(2)  Warrants consist of Evofem warrants, which are classified as held for sale and CareView Communications, Inc. (“CareView”) warrants, classified as “Other assets” on the Condensed Consolidated Balance Sheets.
(3)  Royalty rights - at fair value are included in “Assets held for sale” and “Long-term assets held for sale” on the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively.

There have been no transfers between levels during the periods presented in the table above. The Company recognizes transfers between levels on the date of the event or change in circumstances that caused the transfer.

Money Market Funds - The fair values of cash equivalents approximate their carrying values due to the short-term nature of such financial instruments.

Corporate Securities - Corporate securities consisted of common stock shares of Evofem, a commercial-stage biopharmaceutical company listed on Nasdaq (EVFM). For additional information, see Note 2, Discontinued Operations Classified as Assets Held for Sale, and Note 3, Investment in Evofem Biosciences, Inc.

Warrants - Warrants consist of rights to purchase shares of common stock in Evofem and CareView, see Note 2, Discontinued Operations Classified as Assets Held for Sale, Note 3, Investment in Evofem Biosciences, Inc. and Note 7, Notes and Other Long-Term Receivables. The fair value of the warrants is estimated using recently quoted market prices of the underlying equity security and the Black-Scholes option pricing model.

Royalty Rights - At Fair Value

During the quarter ended March 31, 2020, it was determined that the Company’s royalty assets met the criteria as an asset held for sale, see Note 2, Discontinued Operations Classified as Assets Held for Sale. Assets classified as held for sale are reported at the lower of their carrying value or fair value less costs to sale. The Company historically accounted for such royalty rights assets at fair value, which, as discussed below, primarily reflected the expected future cash to be received but did not consider the expected costs to sell the assets. The Company’s royalty assets are comprised of several separate and distinct royalty rights, some of which have progressed further in the sales process and for which the Company has received a formal bid. For such assets, the resulting fair value less cost to sell reflects the bid based process discussed below. For the remaining royalty rights assets, the Company continues to estimate the fair value less cost to sell using the cash flow based model discussed below.

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

As of December 31, 2018, in conjunction with the amendment described above, the Company was provided the power to direct the activities of Depo DR Sub, LLC and is the primary beneficiary of Depo DR Sub, LLC; therefore, Depo DR Sub, LLC is subject to consolidation by the Company. As of June 30, 2020, Depo DR Sub, LLC did not have any assets or liabilities of value for consolidation with the Company.

The financial asset acquired represents a single unit of accounting. This financial asset is classified as a Level 3 asset within the fair value hierarchy, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future commercialization for products not yet approved by regulatory agencies outside of the United

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

States. The estimated fair value of the financial asset acquired was determined by using a discounted cash flow analysis related to the expected future cash flows to be generated by each licensed product. The discounted cash flows are based upon expected royalties from sales of licensed products over approximately a nine-year period. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. The Company periodically assesses the expected future cash flows and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than the original estimates, the Company will adjust the estimated fair value of the asset. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $5.3 million, respectively. Significant judgment is required in selecting appropriate discount rates. The discount rates utilized range from 10% to 24%. Should these discount rates increase or decrease by 2.5%, the fair value of the asset could decrease by $16.6 million or increase by $19.4 million, respectively.

As of June 30, 2020, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date for the above described royalty streams.

As of June 30, 2020, the fair value of the asset acquired as reported in “Assets held for sale” on the Company’s Condensed Consolidated Balance Sheet was $207.7 million and the maximum loss exposure was $207.7 million, which reflects an estimated remaining cost to sell of $4.5 million.

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

The estimated fair value of the royalty rights at June 30, 2020, was determined by using bids received during the Company’s sale process. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs.

As of June 30, 2020, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date.

As of June 30, 2020, the fair value of the asset acquired as reported in “Assets held for sale” on the Company’s Condensed Consolidated Balance Sheet was $4.3 million and the maximum loss exposure was $4.3 million, which reflects an estimated remaining cost to sell of $0.1 million.

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

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The estimated fair value of the royalty right at June 30, 2020 was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over approximately a two-year period. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. An evaluation of those estimates, discount rate utilized and general market conditions affecting fair market value is performed in each reporting period. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase or decrease by $0.4 million, respectively. Significant judgment is required in selecting the appropriate discount rate. The discount rate utilized was approximately 12.8%. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease or increase by $0.4 million, respectively. As of June 30, 2020, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows.

As of June 30, 2020, the fair value of the asset acquired as reported in “Assets held for sale” on the Company’s Condensed Consolidated Balance Sheet was $17.1 million and the maximum loss exposure was $17.1 million, which reflects an estimated cost to sell of $0.4 million.

AcelRx Royalty Agreement

On September 18, 2015, the Company entered into a royalty interest assignment agreement (the “AcelRx Royalty Agreement”) with ARPI LLC, a wholly-owned subsidiary of AcelRx Pharmaceuticals, Inc. (“AcelRx”), whereby the Company acquired the rights to receive a portion of the royalties and certain milestone payments on sales of Zalviso® (sufentanil sublingual tablet system) in the EU, Switzerland and Australia by AcelRx’s commercial partner, Grünenthal, in exchange for a $65.0 million cash payment. Under the terms of the AcelRx Royalty Agreement, the Company receives 75% of all royalty payments and 80% of the first four commercial milestone payments due under AcelRx’s license agreement with Grünenthal until the earlier to occur of (i) receipt by the Company of payments equal to three times the cash payments made to AcelRx and (ii) the expiration of the licensed patents. Zalviso received marketing approval by the European Commission in September 2015. Grünenthal launched Zalviso in the second quarter of 2016 and the Company started to receive royalties in the third quarter of 2016. On May 15, 2020, AcelRx received notice that the product marketer of Zalviso, Grünenthal GmbH, would exercise its right to terminate the license agreement with AcelRx, effective as of 180 days from the date of the notice. AcelRx is obligated to use commercially reasonable efforts to find a new license agreement under the terms no less favorable than those in the license with Grünenthal.

As of June 30, 2020, and December 31, 2019, the Company determined that its royalty rights under the AcelRx Royalty Agreement represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of ARPI LLC that most significantly impact ARPI LLC’s economic performance and is not the primary beneficiary of ARPI LLC; therefore, ARPI LLC is not subject to consolidation by the Company.

The estimated fair value of the royalty right at June 30, 2020 was adjusted for the notification of the license agreement termination. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs.

As of June 30, 2020, the fair value of the asset acquired as reported in “Assets held for sale” on the Company’s Condensed Consolidated Balance Sheet was zero and the maximum loss exposure was zero, which reflects an estimated cost to sell of zero.

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

The estimated fair value of the royalty right at June 30, 2020, was determined by using bids received during the Company’s sale process. This asset is classified as a Level 3 asset, as the Company’s valuation utilized significant unobservable inputs.

As of June 30, 2020, the Company’s discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

As of June 30, 2020, the fair value of the asset acquired as reported in “Assets held for sale” on the Company’s Condensed Consolidated Balance Sheet was $0.2 million and the maximum loss exposure was $0.2 million, which reflects an estimated cost to sell of less than $0.1 million.

The following tables summarize the changes in Level 3 Royalty Right Assets and the gains and losses included in earnings for the six months ended June 30, 2020:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Royalty Right Assets

(in thousands)	Royalty Rights - At Fair Value
Fair value as of December 31, 2019		$266,196

Total net change in fair value for the period
Change in fair value of royalty rights - at fair value	(6,910)
Proceeds from royalty rights	(25,044)
Total net change in fair value for the period		(31,954)

Fair value as of June 30, 2020		$234,242

The table above does not include the aggregate remaining estimated cost to sell the royalty right assets of $5.0 million.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Royalty Right Assets

	Fair Value as of	Royalty Rights -	Fair Value as of
(in thousands)	December 31, 2019	Change in Fair Value	June 30, 2020 (1)

Assertio	$218,672	$(6,438)	$212,234
VB	13,590	(9,199)	4,391
U-M	20,398	(2,948)	17,450
AcelRx	12,952	(12,952)	—
KYBELLA	584	(417)	167
	$266,196	$(31,954)	$234,242
________________
(1) Excludes the aggregate remaining estimated costs to sell of $5.0 million.

Assets/Liabilities Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets consist of long-lived assets, including property and equipment and intangible assets and the shares of Alphaeon Class A common stock, received in connection with the loans made to LENSAR by the Company prior to its acquisition of LENSAR. The Company’s carrying value of the 1.7 million shares of Alphaeon common stock as of both June 30, 2020 and December 31, 2019 is $6.6 million based on an estimated per share value of $3.84, which was established by a valuation performed when the shares were acquired. The value of the Company’s investment in Alphaeon is not readily determinable as Alphaeon’s shares are not publicly traded. The Company evaluates the fair value of this investment by performing a qualitative assessment each reporting period. If the results of this qualitative assessment indicate that the fair value is less than the carrying value, the investment is written down to its fair value. There have been no such write downs since the Company acquired these shares. This investment is included in Other long-term assets. For additional information on the Alphaeon investment, see Note 6, Notes and Other Long-Term Receivables.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

During the quarter ended March 31, 2020, it was determined that Noden met the criteria as an asset held for sale, see Note 2, Discontinued Operations Classified as Assets Held for Sale. Assets classified as held for sale are reported at the lower of carrying value or fair value less costs to sell. As a result of the Company’s analysis of the fair value of Noden, the Company recorded a loss on classification as held for sale of $6.7 million during the quarter ended March 31, 2020 of which $1.8 million related to the estimated costs to sell Noden and $4.9 million related to the difference in carrying value versus fair value. The fair value calculation was made using a discounted cash flow model, utilizing a discount rate of approximately 19%, and included level 3 inputs. During the quarter ended June 30, 2020, the Company recorded an additional loss of $16.8 million related primarily to the difference in carrying value and fair value. The reduction in fair value reflects lower estimated sales proceeds as informed by the Company’s ongoing sales process. At June 30, 2020, the fair value calculation was made using a discounted cash flow model, utilizing a discount rate of approximately 17%, and included level 3 inputs.

Assets/Liabilities Not Subject to Fair Value Recognition

The Company has two notes receivable assets with an aggregate carrying value of $52.1 million as of June 30, 2020 and December 31, 2019. The estimated fair value of these notes receivable of $57.3 million exceeded the carrying value as of December 31, 2019 and was substantially equivalent to the carrying values as of June 30, 2020. The notes receivable are classified as Level 3 in the fair value hierarchy. The Company determined its notes receivable assets are Level 3 assets as the Company’s valuations utilized significant unobservable inputs, including estimates of future revenues, discount rates, expectations about settlement, terminal values, required yield and the value of underlying collateral. The Company engages third-party valuation experts when deemed necessary to assist in evaluating its investments and the related inputs needed to estimate the fair value of certain investments.

As of June 30, 2020 and December 31, 2019, the estimated fair value of the CareView note receivable was determined using a liquidation analysis. A liquidation analysis considers the asset side of the balance sheet and adjusts the value in accordance with the relative risk associated with the asset and the probable liquidation value. The asset recovery rates varied by asset. As of June 30, 2020 and December 31, 2019, the estimated fair value of the Wellstat Diagnostics and Hyperion Catalysis International, Inc. (“Hyperion”) notes receivable were determined by using an asset approach and discounted cash flow model related to the underlying collateral and adjusted to consider estimated costs to sell the assets.

The CareView note receivable is secured by substantially all assets of, and equity interests in CareView. The Wellstat Diagnostics note receivable is secured by substantially all assets of Wellstat Diagnostics and is supported by a guaranty from the Wellstat Diagnostics Guarantors (as defined in Note 7, Notes and Other Long-Term Receivables).

On June 30, 2020, the carrying value of one of the Company’s notes receivable assets differed from its estimated fair value. This is the result of inputs used in estimating the fair value of the collateral, including appraisals, projected cash flows of collateral assets and discount rates used when performing a discounted cash flow analysis.

The Company’s liabilities not subject to fair value recognition consist of its 2021 and 2024 convertible notes. The fair values of the Company’s convertible senior notes were determined using quoted market pricing and are classified as Level 2 in the fair value hierarchy. The aggregate carrying value of the convertible notes was $13.5 million and $27.3 million as of June 30, 2020 and December 31, 2019, respectively. The aggregate fair values of the convertible notes was $16.2 million and $33.9 million as of June 30, 2020 and December 31, 2019, respectively.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table represents significant unobservable inputs used in determining the estimated fair value of the Wellstat Diagnostics note receivable investment:

Asset	Valuation Technique	Unobservable Input	June 30, 2020	December 31, 2019

Wellstat Diagnostics
Wellstat Guarantors intellectual property	Income Approach
		Discount rate	12%	12%
		Undiscounted royalty amount	$26 million	$21 million
Settlement Amount	Income Approach
		Discount rate	15%	15%
		Undiscounted settlement amount	$23 million	$28 million
Real Estate Property	Market Approach
		Annual appreciation rate	—%	—%
		Estimated realtor fee	6%	6%
		Undiscounted market value	$16 million	$16 million

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

Effective April 1, 2014, and as a result of the event of default, the Company determined the loan to be impaired and it ceased to accrue interest revenue. At that time and as of June 30, 2020, it has been determined that an allowance on the carrying value of the note was not necessary, as the Company believes the value of the collateral securing Wellstat Diagnostics’ obligations is in-line with the carrying value of the asset and is sufficient to enable the Company to recover the current carrying value of $50.2 million. The Company continues to closely monitor the timing and expected recovery of amounts due, including litigation and other matters related to Wellstat Diagnostics Guarantors’ assets. There can be no assurance that an allowance on the carrying value of the notes receivable investment will not be necessary in a future period depending on future developments.

Hyperion Agreement

On January 27, 2012, the Company and Hyperion (which is also a Wellstat Diagnostics Guarantor) entered into an agreement whereby Hyperion sold to the Company the royalty streams accruing from January 1, 2012 through December 31, 2013 due from Showa Denko K.K. (“SDK”) related to a certain patent license agreement between Hyperion and SDK dated December 31, 2008. In exchange for the lump sum payment to Hyperion of $2.3 million, in addition to any royalties from SDK, the Company was to receive two equal payments of $1.2 million on March 5, 2013 and March 5, 2014. The first payment of $1.2 million was paid on March 5, 2013, but the second payment that was due on March 5, 2014 has not been made by Hyperion. Effective as of such date and as a result of the event of default, the Company ceased to accrue interest revenue. As of June 30, 2020, the estimated fair value of the collateral was determined to be in excess of the carrying value. There can be no assurance of realizing value from such collateral in the event of the Company’s foreclosure on the collateral.

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

In September 2018, the Company entered into an amendment to the February 2018 Modification Agreement with CareView whereby the Company agreed, effective as of September 28, 2018, that a lower liquidity covenant would be applicable. In December 2018, the Company further modified the loan by agreeing that (i) a lower liquidity covenant would be applicable, (ii) the first principal payment would be deferred until January 31, 2019, and (iii) the scheduled interest payment due December 31, 2018 would be deferred until January 31, 2019. In December 2018, and in consideration of the further modification to the credit agreement, the Company completed an impairment analysis and determined that the note was impaired and recorded an impairment loss of $8.2 million. For additional information see Note 6, Fair Value Measurements. As of March 31, 2019, the principal repayment and interest payments were deferred until April 30, 2019. The principal repayment and interest payment were subsequently deferred until May 15, 2019 under additional amendments. In May 2019, and in consideration of additional capital raised by CareView, the Company further modified the loan by agreeing that (i) the first principal and interest payments would be deferred until September 30, 2019 and (ii) the remaining liquidity covenant would be removed. In September 2019, the Company further modified the loan by agreeing that the first principal and interest payments would be deferred, and (iii) the interest rate would be increased to 15.5%. Pursuant to further amendments to the February 2018 Modification Agreement in September 2019, December 2019, January 2020 and April 2020, the Company agreed to defer principal and interest payments until September 30, 2020.

In December 2019, and in consideration of the further modification to the credit agreement and February 2018 Modification Agreement, the Company updated its impairment analysis and determined that an additional impairment was necessary and recorded an impairment loss of $10.8 million. At June 30, 2020, the Company estimated the fair value of the warrant to be less than $0.1 million.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

8. Leases

Lessor arrangements

The Company has operating leases for medical device equipment generated from its medical devices segment. The components of Lease revenue are as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(in thousands)	Classification	2020	2019	2020	2019

Operating lease income	Lease revenue	$359	$1,308	$1,436	$2,532

9. Intangible Assets

LENSAR

In April 2019, LENSAR acquired certain intellectual property from a third-party for $2.0 million in cash and contingent obligations to pay a $0.3 million milestone payment and royalties upon the completion of certain events, which were met prior to December 31, 2019.

In September 2019, LENSAR exclusively licensed certain intellectual property from a third-party for $3.5 million in cash for use in research and development activities. The amount was immediately expensed to Research and development expense.

The components of intangible assets as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020			December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Finite-lived intangible assets:
Acquired products rights(1)	$—	$—	$—	$—	$—	$—
Customer relationships(1) (2) (3)	4,045	(1,079)	2,966	4,045	(884)	3,161
Acquired technology(2) (4)	11,500	(2,125)	9,375	11,500	(1,741)	9,759
Acquired trademarks(2)	570	(361)	209	570	(304)	266
	$16,115	$(3,565)	$12,550	$16,115	$(2,929)	$13,186
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
(3)  LENSAR acquired certain intangible assets for customer relationships resulting from its acquisition of Precision Eye Services, which are being amortized using a straight-line method over a period of 10 years.
(4) LENSAR acquired certain intangible assets from a third-party, which are being amortized on a straight-line basis over a period of 15 years.

For the three and six months ended June 30, 2020, amortization expense was $0.3 million and $0.6 million, respectively, and for the three and six months ended June 30, 2019, amortization expense was $0.3 million and $0.7 million, respectively.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Based on the intangible assets recorded at June 30, 2020, and assuming no subsequent additions to or impairment of the underlying assets, the remaining amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount

2020 (Remaining six months)	$613
2021	1,215
2022	1,124
2023	1,072
2024	1,060
Thereafter	7,466
Total remaining amortization expense	$12,550

10. Accrued Liabilities

Accrued liabilities consist of the following:

(in thousands)	June 30, 2020	December 31, 2019

Compensation	$4,013	$6,823
Severance	5,973	—
Deferred revenue	864	959
Interest	34	70
Legal	960	921
Accrued rebates, chargebacks and other revenue reserves	6	5
Other	2,648	3,145
Total (1)	$14,498	$11,923
________________
(1) The amounts above exclude $15.2 million and $16.4 million of accrued liabilities at Noden classified as held for sale as of June 30, 2020 and December 31, 2019, respectively. See Note 2, Discontinued Operations Classified as Assets Held for Sale, for additional information.

As previously discussed, in February 2020 the Board approved the Plan of Liquidation. In addition, the Company has entered into severance agreements with its employees under the Wind Down Retention Plan. The total amount of severance expected to be incurred during 2020 is $13.0 million, of which $3.6 million and $6.6 million was expensed in the three and six months ended June 30, 2020, respectively. The severance amount paid in the three and six months ended June 30, 2020 was zero and $0.6 million, respectively. All severance costs are included in the Income Generating Assets segment, as all corporate personnel salary and benefit costs are allocated to this segment.

11. Convertible Senior Notes

		Principal Balance Outstanding	Carrying Value
		June 30,	June 30,	December 31,
Description	Maturity Date	2020	2020	2019
(in thousands)
Convertible Senior Notes
December 2021 Notes	December 1, 2021	$13,805	$12,601	$16,950
December 2024 Notes	December 1, 2024	1,000	906	10,300
Total		$14,805	$13,507	$27,250

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

The December 2021 Notes are convertible under any of the following circumstances at any time prior to the close of business on the business day immediately preceding June 1, 2021 (or at any time beginning on June 1, 2021 until the close of business on the second scheduled trading day immediately preceding the stated maturity):
•During any fiscal quarter (and only during such fiscal quarter) commencing after the fiscal quarter ended June 30, 2017, if the last reported sale price of Company common stock for at least 20 trading days (whether or not consecutive), in the period of 30 consecutive trading days, ending on, and including, the last trading day of the immediately preceding fiscal quarter, exceeds 130% of the conversion price for the notes on each applicable trading day;
•During the five business-day period immediately after any five consecutive trading-day period, which the Company refers to as the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of Company common stock and the conversion rate for the notes for each such trading day; or
•Upon the occurrence of specified corporate events as described in the December 2021 Notes Indenture.

The initial conversion rate for the December 2021 Notes was 262.2951 shares of the Company’s common stock per $1,000 principal amount of December 2021 Notes, equivalent to an initial conversion price of approximately $3.81 per share of common stock, subject to adjustments upon the occurrence of certain specified events as set forth in the December 2021 Notes Indenture. After the distribution by the Company of its stock in Evofem to the PDL stockholders in May 2020, the conversion rate for the December 2021 Notes was increased to 316.5801 shares of the Company’s common stock per $1,000 principal amount of December 2021 Notes equating to a conversion price of $3.16 per share of common stock.

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, the Company was required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, the Company separated the principal balance of the December 2021 Notes between the fair value of the debt component with the remainder of the consideration being allocated to the equity component. Using an assumed borrowing rate of 9.5%, which represented the estimated market interest rate for a similar nonconvertible instrument available to the Company on the date of issuance, the Company recorded a debt discount of $4.3 million, allocated $23.8 million to Additional paid-in capital for the conversion feature and allocated $12.8 million to deferred tax liability. The debt discount, including the conversion feature and issuance costs allocated to debt, which remained after amortization and the effect of the September Exchange Transaction, is being amortized to interest expense over the term of the December 2021 Notes and increases interest expense during the term of the December 2021 Notes from the 2.75% cash coupon interest rate to an effective interest rate of 9.7%. As of June 30, 2020, the remaining discount amortization period is 1.4 years.

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

During the six months ended June 30, 2020, the Company repurchased $5.4 million in aggregate principal amount of its December 2021 notes for $6.0 million in cash. It was determined that the repurchase of the principal amount should be accounted for as a partial extinguishment of the December 2021 Notes. As a result, a loss on extinguishment of $0.1 million was recorded at closing of the transaction.

The carrying value and unamortized discount of the December 2021 Notes as of June 30, 2020 and December 31, 2019 were as follows:

(in thousands)	June 30, 2020	December 31, 2019

Principal amount of the December 2021 Notes	$13,805	$19,170
Unamortized discount of liability component	(1,204)	(2,220)
Net carrying value of the December 2021 Notes	$12,601	$16,950

Interest expense for the December 2021 Notes included in the Company’s Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019

Contractual coupon interest	$95	$1,032	$218	$2,063
Amortization of debt issuance costs	2	20	25	40
Amortization of debt discount	13	138	10	276
Amortization of conversion feature	185	1,794	419	3,560
Total	$295	$2,984	$672	$5,939

As of June 30, 2020, the December 2021 Notes are not convertible.

Capped Call Transaction

In connection with the offering of the December 2021 Notes, the Company entered into a privately-negotiated capped call transaction with an affiliate of the underwriter of such issuance. The aggregate cost of the capped call transaction was $14.4 million. The capped call transaction is generally expected to reduce the potential dilution upon conversion of the December 2021 Notes and/or partially offset any cash payments the Company is required to make in excess of the principal amount of converted December 2021 Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the capped call transaction, is greater than the strike price of the capped call transaction. This initially corresponded to the approximate $3.81 per share conversion price of the December 2021 Notes and was subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the December 2021 Notes. The cap price of the capped call transaction was initially $4.88 per share subject to certain adjustments under the terms of the capped call transaction. Upon the distribution by the Company of its stock in Evofem to the PDL stockholders in May 2020, the cap price was adjusted to $4.04 per share. The Company will not be required to make any cash payments to the option counterparty upon the exercise of the options that are a part of the capped call transaction, but the Company will be entitled to receive from it an aggregate amount of cash and/or number of shares of the Company’s common stock, based on the settlement method election chosen for the related convertible senior notes, with a value equal to the amount by which the market price per share of the Company’s common stock, as measured under the terms of the capped call transaction, is greater than the strike price of the capped call transaction during the relevant valuation period under the capped call transaction, with such number of shares of the Company’s common stock and/or amount of cash subject to the cap price.

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

In connection with the September 2019 Exchange Transaction, the Company unwound a portion of the capped call entered into when the December 2021 Notes were issued, as they were no longer scheduled to mature in 2021. In connection with the December Exchange Transaction, the Company unwound a corresponding portion of the capped call related to the notes and repurchased 1.6 million shares of its common stock from the counterparty. In connection with the repurchases of the December 2021 Notes in the six months ended June 30, 2020, the Company unwound a corresponding portion of the capped call related to the notes.

December 2024 Notes

On September 17, 2019, in connection with the September Exchange Transaction, the Company exchanged $86.1 million aggregate principal of December 2021 Notes for an identical aggregate original principal amount of December 2024 Notes, plus a cash payment of $70.00 for each $1,000 principal amount exchanged, totaling approximately $6.0 million. The December 2024 Notes are due December 1, 2024, and the Company pays interest at 2.75% on the December 2024 Notes semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2019. The original principal of the December 2024 Notes will accrete at a rate of 2.375% per year (“Accretion Interest”) commencing September 17, 2019 through the maturity of the December 2024 Notes. The accreted principal amount of the December 2024 Notes is payable in cash upon maturity and is included in Other long-term liabilities on the Company’s Condensed Consolidated Balance Sheets.

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

The December 2024 Notes are convertible under any of the following circumstances at any time prior to the close of business on the business day immediately preceding June 1, 2024 (or at any time beginning on June 1, 2024 until the close of business on the second scheduled trading day immediately preceding the stated maturity):
•During any fiscal quarter (and only during such fiscal quarter) commencing after the fiscal quarter ended December 31, 2019, if the last reported sale price of Company common stock for at least 20 trading days (whether or not consecutive), in the period of 30 consecutive trading days, ending on, and including, the last trading day of the immediately preceding fiscal quarter, exceeds 130% of the conversion price for the notes on each applicable trading day;
•During the five business-day period immediately after any five consecutive trading-day period, which the Company refers to as the measurement period, in which the trading price per $1,000 original principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of Company common stock and the conversion rate for the notes for each such trading day;
•Upon the occurrence of specified corporate events or upon a redemption of the notes, in each case as described in the December 2024 Notes Indenture; or
•On or after June 1, 2024, at the option of the holder prior to the second scheduled trading day preceding December 1, 2024.

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

The initial conversion rate for the December 2024 Notes was 262.2951 shares of the Company’s common stock per $1,000 original principal amount of December 2024 Notes, equivalent to an initial conversion price of approximately $3.81 per share of common stock, subject to adjustments upon the occurrence of certain specified events as set forth in the December 2024 Notes Indenture. After the distribution by the Company of its stock in Evofem to the PDL stockholders, the conversion rate for the December 2024 Notes is 316.5801 shares of the Company’s common stock per $1,000 principal amount of December 2024 Notes equating to a conversion price of $3.16 per share of common stock.

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

The Accretion Interest and debt discount, including the conversion feature and issuance costs allocated to debt, are being amortized to interest expense over the term of the December 2024 Notes which increases interest expense during the term of the December 2024 Notes from the 2.75% cash coupon interest rate to an effective interest rate of 7.5%. As of June 30, 2020, the remaining discount amortization period is 4.4 years.

On December 17, 2019, in connection with the December Exchange Transaction, the Company repurchased $74.6 million in aggregate principal amount of its December 2024 Notes for $58.0 million in cash and 9.9 million shares of its common stock in privately negotiated transactions, resulting in a loss on extinguishment of $2.1 million.

During the six months ended June 30, 2020 the Company repurchased $10.5 million in aggregate principal amount of its December 2024 notes for $12.9 million in cash, resulting in a loss on extinguishment of $0.5 million.

The carrying value, accretion and unamortized discount of the December 2024 Notes as of June 30, 2020 and December 31, 2019 were as follows:

(in thousands)	June 30, 2020	December 31, 2019

Principal amount of the December 2024 Notes	$1,000	$11,500
Unamortized discount of liability component	(94)	(1,200)
Net carrying value of the December 2024 Notes	$906	$10,300

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Interest expense for the December 2024 Notes included in the Company’s Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019

Contractual coupon interest	$7	$—	$44	$—
Accretion interest on outstanding principal	5	—	38	—
Amortization of debt issuance costs	1	—	5	—
Amortization of conversion feature	4	—	27	—
Total	$17	$—	$114	$—

Capped Call Transaction

In connection with the issuance of the December 2024 Notes in the September Exchange Transaction, the Company entered into a privately-negotiated capped call transaction with an affiliate of the underwriter of such issuance. The aggregate cost of the capped call transaction was $4.5 million. The capped call transaction is generally expected to reduce the potential dilution upon conversion of the December 2024 Notes and/or partially offset any cash payments the Company is required to make in excess of the principal amount of converted December 2024 Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the capped call transaction, is greater than the strike price of the capped call transaction. This initially corresponded to the approximate $3.81 per share conversion price of the December 2024 Notes subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the December 2024 Notes. The cap price of the capped call transaction was initially $4.88 per share subject to certain adjustments under the terms of the capped call transaction. Upon the distribution by the Company of its stock in Evofem to the PDL stockholders in May 2020, the cap price was adjusted to $4.04 per share. The Company will not be required to make any cash payments to the option counterparty upon the exercise of the options that are a part of the capped call transaction, but the Company will be entitled to receive from it an aggregate amount of cash and/or number of shares of the Company’s common stock, based on the settlement method election chosen for the related convertible senior notes, with a value equal to the amount by which the market price per share of the Company’s common stock, as measured under the terms of the capped call transaction, is greater than the strike price of the capped call transaction during the relevant valuation period under the capped call transaction, with such number of shares of the Company’s common stock and/or amount of cash subject to the cap price.

The Company evaluated the capped call transaction under authoritative accounting guidance and determined that it should be accounted for as a separate transaction and classified as a net reduction to Additional paid-in capital within stockholders’ equity with no recurring fair value measurement recorded. In connection with the December Exchange Transaction, the Company unwound a corresponding portion of the capped call related to the notes and repurchased 1.6 million shares of its common stock from the counterparty. In connection with the repurchases of the December 2024 Notes in the six months ended June 30, 2020, the Company unwound a corresponding portion of the capped call entered into when the December 2024 Notes were issued.

12. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	June 30,	December 31,
(in thousands)	2020	2019

Uncertain tax positions	$38,295	$37,574
Deferred tax liabilities	1,414	1,571
Accrued lease guarantee	10,700	10,700
Other	504	1,020
Total (1)	$50,913	$50,865

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

________________
(1) The amounts above exclude $0.1 million of Other long-term liabilities at Noden classified as held for sale as of December 31, 2019. See Note 2, Discontinued Operations Classified as Assets Held for Sale, for additional information.

13. Commitments and Contingencies

Lease Guarantee

In connection with the spin-off by the Company of Facet Biotech Corporation (“Facet”), the Company entered into amendments to the leases for the Company’s former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify the Company for all matters related to the leases attributable to the period after the spin-off date. In April 2010, Abbott Laboratories acquired Facet and later renamed the entity AbbVie Biotherapeutics, Inc. (“AbbVie”). If AbbVie were to default under its lease obligations, the Company could be held liable by the landlord as a co-tenant and, thus, the Company has in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of June 30, 2020, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $16.9 million.

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

The Company has recorded a liability of $10.7 million on its Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, related to this guarantee. In future periods, the Company may adjust this liability for any changes in the ultimate outcome of this matter that are both probable and estimable.

Purchase Obligations

Noden DAC and Novartis entered into a supply agreement pursuant to which Novartis will manufacture and supply to Noden DAC a bulk tableted form of the Noden Products and active pharmaceutical ingredient (“API”). In May 2019, Noden DAC and Novartis entered into an amended supply agreement pursuant to which Novartis will supply to Noden DAC a bulk tableted form of the Noden Products through 2020 and API through June 2021. While the supply agreement provides that the parties will agree to reasonable accommodations with respect to changes in firm orders, the Company expects that Noden DAC will meet the requirements of the supply agreement, unless otherwise negotiated. The supply agreement may be terminated by either party for material breach that remains uncured for a specified time period. Under the terms of the amended supply agreement, Noden DAC is committed to purchase certain quantities of bulk product and API that would amount to approximately $37.4 million through June 2021, which is guaranteed by the Company. On July 30, 2020 we announced the signing of a definitive agreement for the sale of 100% of the outstanding stock in Noden Pharma DAC and Noden Pharma USA. Upon closing, the Company will be released of its guarantee to Novartis in connection with Noden’s supply agreement. See Note 21, Subsequent Events, for additional information.

LENSAR entered into various supply agreements for the manufacture and supply of certain components. The supply agreements commit LENSAR to a minimum purchase obligation of approximately $5.3 million, of which $3.9 million is due

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

over the next twelve months. The Company has guaranteed up to $1.0 million of this commitment. LENSAR expects to meet these requirements.

PDL Parental Financial Support for LENSAR

On July 17, 2020, the Company announced that LENSAR confidentially submitted a registration statement on Form 10 to the Securities and Exchange Commission relating to a potential spin-off as a stand-alone publicly-traded company. The Company continues to pursue various strategic alternatives for LENSAR in addition to a spin-off.

On June 19, 2020, in connection with the confidential Form 10 filing for the potential spin-off, the Company issued a letter to LENSAR’s management and board of directors committing financial support to LENSAR up to $20.0 million through June 20, 2021.

14. Stockholders’ Equity

Stock Repurchase Program

On September 24, 2018, the Company announced that the Board authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $100.0 million pursuant to a share repurchase program. The repurchases under the share repurchase program were made from time to time in the open market or in privately negotiated transactions and were funded from the Company’s working capital. All shares of common stock repurchased under this share repurchase program were retired and restored to authorized but unissued shares of common stock. The Company repurchased 31.0 million shares of its common stock under the share repurchase program for an aggregate purchase price of $100.0 million, or an average cost of $3.22 per share, including trading commissions. This program was completed in July 2019.

On December 9, 2019, the Company announced that the Board authorized the repurchase of issued and outstanding shares of the Company’s common stock and convertible notes up to an aggregate value of $200 million. On December 16, 2019, the Company announced that the Board approved a $75 million increase to the aforementioned $200 million repurchase program to acquire outstanding PDL common stock and convertible notes. Repurchases under the Board authorized repurchase program can be made from time to time in the open market or in privately negotiated transactions and funded from the Company’s working capital. The amount and timing of such repurchases will depend upon the price and availability of shares or convertible notes, general market conditions and the availability of cash. Repurchases may also be made under a trading plan under Rule 10b5-1, which would permit shares or convertible notes to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. On December 17, 2019, the Company entered into a 10b5-1 plan. This plan was terminated on May 31, 2020. All shares of common stock repurchased under this share repurchase program are expected to be retired and restored to authorized but unissued shares of common stock. All convertible notes repurchased under the program will be retired. During the year ended December 31, 2019, the Company repurchased $44.8 million in aggregate principal amount of 2021 Convertible Notes and $74.6 million in aggregate principal amount of 2024 Convertible Notes for consideration consisting of a cash payment of $97.9 million and the issuance of 13.4 million shares of the Company’s common stock. During the six months ended June 30, 2020, the Company repurchased $5.4 million in aggregate principal amount of 2021 Convertible Notes and $10.5 million in aggregate principal amount of 2024 Convertible Notes for cash payments totaling $18.8 million. As of June 30, 2020 the Company repurchased 12.3 million shares of its common stock under the share repurchase program for an aggregate purchase price of $39.4 million, or an average cost of $3.20 per share, including trading commissions. This repurchase program may be suspended or discontinued at any time without notice.

15. Stock-Based Compensation

The Company grants restricted stock awards and stock options pursuant to the stockholder approved Equity Plan. On February 7, 2020, the Board approved the Plan of Liquidation, which accelerated the vesting of a significant portion of the Company’s outstanding equity awards pursuant to provisions in the Wind Down Retention Plan.

The Wind Down Retention Plan further provides for equitable adjustments to outstanding stock options held by participants to ensure such participants realize the same benefits provided to shareholders in the event one or more cash dividends or other distributions become payable to shareholders. Consistent with the existing terms of the Equity Plan, in the event one or more cash dividends or other distributions are paid to shareholders, the exercise price of outstanding stock options will be reduced on

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

a dollar-for-dollar basis to reflect the per share value of such dividends or distribution; provided that such exercise price will not be reduced below the par value of the shares subject to the option. Furthermore, in the event that the Company declares a cash dividend or other distribution that exceeds the difference between the exercise price of an outstanding stock option and the par value of the underlying shares, the holder of such stock option will be entitled to receive from the Company, in lieu of such equitable adjustment, a cash payment in an amount equal to the number of shares subject to such stock option multiplied by the per share amount of the cash dividend that exceeds the difference between exercise price of the outstanding option and the par value of the underlying shares (a “true-up payment”). In May 2020, in accordance with this provision and in conjunction with the Evofem distribution, the exercise prices of the outstanding option awards was decreased by $0.58 per share.

The following table summarizes the Company’s stock option and restricted stock award activity during the six months ended June 30, 2020:

	Stock Options		Restricted Stock Awards
(in thousands, except per share amounts)	Number of Shares Outstanding	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Grant-date Fair Value Per Share

Balance at December 31, 2019	12,613	$2.55	1,013	$3.53
Granted	37	$2.49	2,878	$3.08
Exercised / vested	(176)	$2.61	(2,746)	$3.12
Forfeited / canceled	(728)	$3.08	(1,089)	$3.39
Balance at June 30, 2020	11,746	$2.56	56	$3.20

 16. Revenue from Contracts with Customers

Revenue

Nature of Goods and Services

The following is a description of principal activities - separated by reportable segments - from which the Company generates its revenue. For more detailed information about reportable segments, see Note 17, Segment Information.

Medical Devices

Product and Service Revenue Recognition

Product and Service revenue are recognized from our Medical Device segment. Revenue is recognized from the sale of products and services when the company transfers control of such promised products and services. The amount of revenue recognized reflects the consideration we expect to be entitled to receive in exchange for these products and services. A five-step model is utilized to achieve the core principle and includes the following steps: (1) identify the customer contract; (2) identify the contract’s performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when the distinct performance obligations are satisfied.

We principally derive our revenue from the sale and lease of the LENSAR Laser System and the sale of other related products and services, including PIDs, procedure licenses, and extended warranty service agreements. A procedure license represents a one-time right to utilize the LENSAR Laser System surgical application in connection with a surgery procedure. Without separately procuring procedure licenses granted by us, either together with the purchase of the LENSAR Laser System or under separate subsequent contracts, the customer does not have the right to use the surgical software application to perform surgical procedures. Typically, returns are not allowed.

Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Judgement is required to determine the level of interdependency between the LENSAR Laser System and the sale of other related products and services. We evaluate each product or service promised in a

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

contract to determine whether it represents a distinct performance obligation. A performance obligation is distinct if (1) the customer can benefit from the product or service on its own or with other resources that are readily available to the customer and (2) the products or service is separately identifiable from other promises in the contract.

For contracts involving the sale or lease of the LENSAR Laser System, our performance obligations generally include the LENSAR Laser System, PID, procedure license, and extended warranty service agreements. In addition, our customer contracts contain provisions for installation and training services, which are not assessed as performance obligations as they are determined to be immaterial promises in the context of the contract and are required for a customer to use the LENSAR Laser System.

We have determined that the LENSAR Laser System, PID and procedure license are each capable of being distinct because they are each sold separately and the customer can benefit from these products with the other readily available resources that are sold by us. In addition, we have determined each are separately identifiable because the LENSAR Laser System, PID and procedure license (1) are not highly interdependent or interrelated; (2) do not modify or customize one another; and (3) we do not provide a significant service of integrating the promised goods into a bundled output. This is because we are able to fulfill each promise in the contract independently of the others. That is, we would be able to fulfill our promise to transfer the LENSAR Laser System even if the customer did not purchase a PID or procedure license and we would be able to fulfill our promise to provide the PID or the procedure license even if the customer acquired the LENSAR Laser System separately.

The extended warranty, unlike our standard product warranty, is a performance obligation because it provides an incremental service that is beyond ensuring the product delivered will be consistent with stated contractual specifications.

When a contract contains multiple performance obligations, revenue is allocated to each performance obligation based on its relative standalone selling price.

We recognize revenue as the performance obligations are satisfied by transferring control of the product or service to a customer as described below. We record a contract liability, or deferred revenue, when we have an obligation to provide a product or service to the customer and payment is received or due in advance of our performance.

Product revenue. We recognize revenue for the sale of the products at a point in time when control is transferred to customers.

Equipment. LENSAR Laser System sales are recognized as Product revenue when the Company transfers control of the system. This usually occurs after the customer signs a contract, LENSAR installs the system, and LENSAR performs the requisite training for use of the system for direct customers. LENSAR Laser System sales to distributors are recognized as revenue upon shipment.

PID and procedure licenses. The LENSAR Laser System requires both a PID and a procedure license to perform each procedure. We recognize Product revenue for PIDs when the company transfers control of the PID. We recognize Product revenue for procedure licenses, which represents a one-time right to utilize the LENSAR Laser System surgical software application, at the point in time when control of the procedure is transferred to the customer. Control transfers at the time a customer receives the license key. For the sale of PIDs and procedure licenses, the Company may offer volume discounts to certain customers. To determine the amount of revenue that should be recognized at the time control over these products transfers to the customer, the Company estimates the average per unit price, net of discounts.

Service revenue. We offer an extended warranty that provides additional maintenance services beyond the standard limited warranty. We recognize Service revenue from the sale of extended warranties over the warranty period on a ratable basis. Customers have the option of renewing the warranty period, which is considered a new and separate contract.

Lease Revenue

Lease revenue is recognized from our Medical Device segment. For LENSAR Laser System operating leases, we recognize Lease revenue over the length of the lease. For additional information regarding accounting for leases, see Note 1, Summary of Significant Accounting Policies—Revenue Recognition and Note 8, Leases to our financial statements included in this information statement.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

We lease equipment to customers under operating lease arrangements. At contract inception we perform an evaluation to determine if a lease arrangement conveys the right to control the use of an identified asset. To the extent such rights of control are conveyed, we further make an assessment as to the applicable lease classification. The identification of specified assets and determination of appropriate lease classification may require the use of management judgement.

Some of our operating leases include a purchase option for the customer to purchase the leased asset at the end of the lease arrangement, subject to a new contract. We do not believe the purchase price qualifies as a bargain purchase option.

For lease arrangements with lease and non-lease components where we are the lessor, we allocate the contract’s transaction price (including discounts) to the lease and non-lease components on a relative standalone selling price which requires judgments. For those leases with variable lease payments, the variable lease payment is typically based upon use of the leased equipment or the purchase of procedure licenses and PIDs used with the leased equipment.

For operating leases, rental income is recognized on a straight-line basis over the lease term as lease revenue. Depreciation expense associated with the leased equipment under operating lease arrangements is reflected in cost of lease in the statements of operations.

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

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers by segment and geographic location as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

factors. In the following tables, revenue is disaggregated by segment and primary geographical market for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Three Months Ended
	June 30, 2020		June 30, 2019
(in thousands)	Medical Devices	Pharmaceutical (1)	Medical Devices	Pharmaceutical (1)

Primary geographical markets:
North America	$1,757	$4,198	$2,203	$3,038
Europe	633	4,104	705	5,454
Asia	2,399	(135)	3,093	1,923
Other	1	—	66	—
Total revenue from contracts with customers (2)	$4,790	$8,167	$6,067	$10,415

	Six Months Ended		Six Months Ended
	June 30, 2020		June 30, 2019
(in thousands)	Medical Devices	Pharmaceutical (1)	Medical Devices	Pharmaceutical (1)

Primary geographical markets:
North America	$4,484	$8,384	$4,287	$15,176
Europe	1,556	9,863	1,722	11,036
Asia	3,519	4,951	5,362	4,163
Other	137	—	185	—
Total revenue from contracts with customers(2)	$9,696	$23,198	$11,556	$30,375
________________
(1)  The revenue from the Company’s Pharmaceutical segment for the three and six months ended June 30, 2020 and 2019 is included in (Loss) income from discontinued operations. For additional information, see Note 2, Discontinued Operations Classified as Assets held for sale.
(2) The tables above do not include lease revenue from the Company’s Medical Devices segment for the three months ended June 30, 2020 and 2019, of $0.4 million and $1.4 million, respectively and $1.5 million and $2.6 million, for the six-month periods ended June 30, 2020 and 2019, respectively. For additional information, see Note 8, Leases.

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

(in thousands)	June 30, 2020	December 31, 2019

Receivables, net	$6,154	$10,377
Contract assets	$4,069	$3,512
Contract liabilities	$5,230	$4,024

Receivables, Net—Receivables, net, include amounts billed and due from customers. The amounts due are stated at their net estimated realizable value and are classified as current or noncurrent based on the timing of when the Company expects to receive payment. The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables, collateral to the extent applicable and reflects the possible impact of current conditions and reasonable forecasts not already reflected in historical loss information. Receivables, net for the Company’s Pharmaceutical

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

segment are classified as a current asset and included in Assets held for sale. See Note 2, Discontinued Operations Classified as Assets Held for Sale, for additional information.

Contract Assets—The Company’s contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing or associated reporting from the customer regarding the computation of the net product sales has not yet occurred. The Company’s contract assets are only attributable to the Pharmaceutical segment, and as such these contract assets are classified as current in Assets held for sale in the Company’s Condensed Consolidated Balance Sheets.

(in thousands)	Medical Devices	Pharmaceutical	Total

Contract assets at December 31, 2019	$—	$3,512	$3,512
Contract assets recognized	—	(4,765)	(4,765)
Payments received	—	5,322	5,322
Contract assets at June 30, 2020	$—	$4,069	$4,069

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

(in thousands)	Medical Devices	Pharmaceutical	Total

Contract liabilities at December 31, 2019	$1,075	$2,949	$4,024
Contract liabilities recognized	540	2,175	2,715
Amounts recognized into revenue	(695)	(814)	(1,509)
Contract liabilities at June 30, 2020	$920	$4,310	$5,230

Transaction Price Allocated to Future Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

	Six Months Ended
(in thousands)	December 31, 2020	Thereafter	Total

Medical device sales	$3,052	$7,259	$10,311
Pharmaceutical product sales	$191	$3,443	$3,634

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with original expected lengths of one year or less or (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for the products delivered or services performed.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

17. Segment Information

Information regarding the Company’s segments for the three and six months ended June 30, 2020 and 2019 is as follows:

Revenues by segment	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019

Medical Devices	$5,148	$7,422	$11,133	$14,148
Strategic Positions	—	—	—	—
Pharmaceutical	—	—	—	—
Income Generating Assets	63	36	73	6
Total revenues	$5,211	$7,458	$11,206	$14,154
________________
The table above excludes revenues related to discontinued operations. See Note 2, Discontinued Operations Classified as Assets Held for Sale, for additional information.

(Loss) income by segment	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019

Medical Devices	$(2,559)	$(1,678)	$(4,670)	$(2,893)
Strategic Positions (1)	(4,823)	19,044	(15,723)	19,044
Pharmaceutical (1)	(14,475)	(345)	(16,542)	5,300
Income Generating Assets (1)	(22,773)	(21,440)	(39,418)	(19,190)
Total	(44,630)	(4,419)	(76,353)	2,261
Change in fair value of warrants not allocated to segments (2)	(5,341)	—	(5,341)	—
Net (loss) income attributable to PDL’s shareholders	$(49,971)	$(4,419)	$(81,694)	$2,261
________________
(1) The (Loss) income by segment presented above includes amounts related to both continuing and discontinued operations. See Note 2, Discontinued Operations Classified as Assets Held for Sale, for additional information.
(2) The change in fair value of warrants not allocated to segments presented above includes the amounts related to the change in fair value of the Evofem warrants after the distribution of the Evofem common stock to PDL stockholders on May 21, 2020. The Strategic Positions segment ceased to be a reporting segment as of this date.

Information regarding the Company’s segments as of June 30, 2020 and December 31, 2019 is as follows:

Long-lived assets by segment
(in thousands)	June 30, 2020	December 31, 2019

Medical Devices	$2,974	$2,435
Strategic Positions	—	—
Pharmaceutical (1)	2,949	2,960
Income Generating Assets	64	125
Total long-lived assets (1)	$5,987	$5,520
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
(Unaudited)

18. Concentration of Credit Risk

Product Line Concentration

The percentage of total revenue recognized, which individually accounted for 10% or more of the Company’s total revenues in one or more of the periods presented below, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020 (1)	2019 (1)	2020 (1)	2019 (1)
LENSAR	99%	100%	99%	100%
________________
(1) The amounts above exclude product sales in the Company’s Pharmaceutical segment and royalty rights in the Income Generating Assets segment, each of which is included in the Statements of Operations as (Loss) income from discontinued operations. See Note 2, Discontinued Operations Classified as Assets Held for Sale, for additional information.

19. Income Taxes

Income tax benefit from continuing operations for the three months ended June 30, 2020 and 2019, was $1.1 million and $2.6 million, respectively, and for the six months ended June 30, 2020 and 2019, was $14.1 million and $3.4 million, respectively, which in the current period resulted primarily from anticipated use of net operating loss carrybacks as allowed by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The Company’s effective tax rate for the current period differs from the U.S. federal statutory rate of 21% due primarily to the effect of state income taxes, non-deductible executive compensation and the tax provisions of the CARES Act.

The uncertain tax positions did not change during the six months ended June 30, 2020 and 2019.

The Company’s income tax returns are subject to examination by U.S. federal, foreign, state and local tax authorities for tax years 2000 forward. The Company is currently under audit by the California Franchise Tax Board (the “CFTB”) for the tax years 2009 through 2015 and the Internal Revenue Service (the “IRS”) for the tax year 2016. The timing of the resolutions to these audits and the amount to be ultimately paid, if any, is uncertain. Final resolution of these complex matters could have a material impact on our Condensed Consolidated Financial Statements. The Company believes its accrual for income tax liabilities is appropriate based on past experience, interpretations of tax law and judgments; however, the outcome of these audits could result in the payment of tax amounts that substantially differ from the amounts the Company has reserved resulting in incremental expense or a reversal of the Company’s reserves in a future period. At this time, the Company does not anticipate a material change in the unrecognized tax benefits related to the CFTB or IRS audits that would affect the effective tax rate or deferred tax assets over the next 12 months.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

20. Net (Loss) Income per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net (Loss) Income per Basic and Diluted Share	2020	2019	2020	2019
(in thousands, except per share amounts)
Numerator
Net loss from continuing operations	$(12,929)	$(8,016)	$(32,188)	$(16,466)
(Loss) income from discontinued operations	$(37,399)	$3,502	$(50,151)	$18,569
Less: Net loss attributable to noncontrolling interests	$(357)	$(95)	$(645)	$(158)
Net (loss) income attributable to PDL’s stockholders used to compute net (loss) income per basic and diluted share	$(49,971)	$(4,419)	$(81,694)	$2,261

Denominator
Total weighted-average shares used to compute net (loss) income attributable to PDL’s stockholders, per basic share	115,908	118,285	119,402	123,484
Shares used to compute net (loss) income attributable to PDL’s stockholders, per diluted share	115,908	118,285	119,402	123,484

Net (loss) income per share - basic:
Continuing operations	$(0.11)	$(0.07)	$(0.26)	$(0.13)
Discontinued operations	(0.32)	0.03	(0.42)	0.15
Net (loss) income attributable to PDL’s stockholders per basic share	$(0.43)	$(0.04)	$(0.68)	$0.02

Net (loss) income per share - diluted:
Continuing operations	$(0.11)	$(0.07)	$(0.26)	$(0.13)
Discontinued operations	(0.32)	0.03	(0.42)	0.15
Net (loss) income attributable to PDL’s stockholders per diluted share	$(0.43)	$(0.04)	$(0.68)	$0.02

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

Anti-Dilutive Effect of Restricted Stock Awards and Stock Options

For the three months ended June 30, 2020 and 2019, the Company excluded approximately 0.1 million and 1.1 million shares underlying restricted stock awards, respectively, and for the six months ended June 30, 2020 and 2019, the Company excluded approximately 0.1 million and 0.8 million shares underlying restricted stock awards, respectively, in each case calculated on a weighted-average basis, from its net (loss) income per diluted share calculations because their effect was anti-dilutive.

For the three months ended June 30, 2020 and 2019, the Company excluded approximately 11.7 million and 12.7 million shares underlying outstanding stock options, respectively, and for the six months ended June 30, 2020 and 2019, the Company excluded approximately 11.7 million and 10.4 million shares underlying outstanding stock options, respectively, in each case calculated on a weighted-average basis, from its net (loss) income per diluted share calculations because their effect was anti-dilutive.

21. Subsequent Events

Noden

On July 30, 2020, the Company signed a definitive agreement for the sale of the Noden subsidiaries to Stanley Capital. The total value of the transaction will result in payments to the Company of up to $48.3 million in cash. After taking into account the expected adjustments for transaction expenses, indebtedness and working capital, payments to the Company are expected to be approximately $12.0 million in connection with the closing of the transaction. The agreement provides for an additional $33.0 million to be paid to the Company in twelve equal quarterly installments from January 2021 to October 2023. The agreement also provides the Company with the potential for two additional contingent payments totaling $3.3 million. Upon closing, the Company will be released of its guarantee to Novartis in connection with Noden’s supply agreement.

PDL Parental Financial Support for LENSAR

On August 4, 2020, PDL issued a new parental support letter to LENSAR’s management and board of directors committing financial support to LENSAR up to $20.0 million through August 5, 2021. This letter replaced the letter dated June 19, 2020 discussed in Note 13, Commitments and Contingencies.

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, including any statements concerning our monetization strategy, plan of liquidation, potential dissolution, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue” or “opportunity,” or the negative thereof or other comparable terminology. The forward-looking statements in this quarterly report are only predictions. Although we believe that the expectations presented in the forward-looking statements contained herein are reasonable at the time they were made, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct. These forward-looking statements, including with regards to our future financial condition and results of operations, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth below or incorporated by reference herein, and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this Quarterly Report on Form 10-Q are made as of the date hereof. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

In September 2019, we engaged financial and legal advisors and initiated a review of our strategy. This review was completed in December 2019. At such time, we disclosed that we planned to halt the execution of our growth strategy, cease making additional strategic transactions and investments and instead pursue a formal process to unlock the value of our portfolio by monetizing our assets and ultimately distributing net proceeds to stockholders (the “monetization strategy”). Pursuant to our monetization strategy, we do not expect to enter into any additional strategic investments. We further announced in December 2019 that we would explore a variety of potential transactions in connection with the monetization strategy, including a whole Company sale, divestiture of our assets, spin-offs of operating entities, merger opportunities or a combination thereof. Over the subsequent months, our board of directors (the “Board”) and management analyzed, together with our outside financial and legal advisors, how to best capture value pursuant to our monetization strategy and best return the significant intrinsic value of the assets in our portfolio to the stockholders.

In February 2020, the Board approved a plan of complete liquidation (the “Plan of Liquidation”) of our assets and passed a resolution to seek stockholder approval to dissolve the Company at our next Annual Meeting of Stockholders as permitted by the General Corporation Law of the State of Delaware (the “DGCL”). In the event the proposal is approved by stockholders and the Board concludes that a whole Company sale is unlikely to maximize the value that can be returned to the stockholders from our monetization process, we intend to file a Certificate of Dissolution with the Secretary of State of Delaware after monetizing our key assets and then proceed to wind-down and dissolve the Company in accordance with the DGCL.

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

Historically, we generated a substantial portion of our revenues through the license agreements related to patents covering the humanization of antibodies, which we refer to as the Queen et al. patents. In 2012, we began providing alternative sources of capital through royalty monetization and debt facilities, and, in 2016, we began acquiring commercial-stage products and launching specialized companies dedicated to the commercialization of these products. In 2019, we entered into a securities purchase agreement with Evofem, pursuant to which we invested $60.0 million in a private placement of securities. These investments provided funding for Evofem’s pre-commercial activities for PhexxiTM, its investigational, non-hormonal, on-demand prescription contraceptive gel for women. Overall, we consummated a number of transactions, of which the following are active and included in continuing operations:

Investment	Investment Type	Segment	Deployed Capital [2] (in millions)

LENSAR, Inc. (“LENSAR”)	Converted equity and loan	Medical Devices	$47.0
CareView communications, Inc. (“CareView”)	Debt	Income Generating Assets	$20.0
Wellstat Diagnostics, LLC (“Wellstat Diagnostics”) [1]	Royalty/debt hybrid	Income Generating Assets	$44.0
_______________
1Also known as Defined Diagnostic, LLC. The Wellstat Diagnostics investment also includes our note receivable with Hyperion Catalysis International, Inc. (“Hyperion”).
2Excludes transaction costs.

Our Medical Devices segment consists of revenue derived from the sale and lease of the LENSAR® Laser System, which may include equipment, Patient Interface Devices (“PIDs”), procedure licenses, training, installation, warranty and maintenance agreements. Our Strategic Positions segment consisted of an investment in Evofem. Our Evofem investment includes warrants to purchase shares of common stock. Our Income Generating Assets segment consists of revenue derived from (i) notes and other long-term receivables, (ii) equity investments and (iii) royalties from issued patents in the United States and elsewhere covering the humanization of antibodies, which we refer to as the Queen et al. patents.

Medical Devices

LENSAR

LENSAR is a commercial-stage medical device company focused on designing, developing and marketing an advanced femtosecond laser system for the treatment of cataracts and the management of pre-existing or surgically induced corneal astigmatism. LENSAR’s femtosecond laser uses proprietary advanced imaging and laser technology to customize planning and treatments, allowing faster visual recovery and improved outcomes, as compared to conventional cataract surgery, a more manual procedure combined with ultrasound, referred to as phacoemulsification. LENSAR has developed the LENSAR® Laser System, which is the only femtosecond cataract laser built specifically for refractive cataract surgery. LENSAR has over 95 granted patents in the United States and the rest of the world and over 55 pending patent applications in the United States and rest of the world.

Cataract surgery is the highest volume surgical procedure performed worldwide; prior to the COVID-19 pandemic, 30 million surgeries were projected to be completed in 2020, the majority of which were expected to use conventional phacoemulsification techniques. LENSAR is currently focusing its research and development efforts on a next-generation, integrated workstation, ALLY, which combines an enhanced femtosecond laser with a phacoemulsification system in a compact, mobile workstation that is designed to allow surgeons to perform a femtosecond laser assisted cataract procedure in a single operating room using a single device. LENSAR’s recent acquisitions of certain intellectual property uniquely position LENSAR to develop a system that can perform all cataract surgeries in a single platform. LENSAR expects this combination product would be a meaningful advancement and will provide significant administrative and financial benefit to a surgeon’s practice at a cost less than the cost of our current system.

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

Strategic Positions

Evofem

We invested $60.0 million in Evofem in the second quarter of 2019, representing approximately a 27% ownership interest in the company as of March 31, 2020. The transaction was structured in two tranches. The first tranche comprised $30.0 million, which was funded on April 11, 2019. We invested an additional $30.0 million in a second tranche on June 10, 2019, alongside two existing Evofem stockholders, who each invested an additional $10.0 million. On May 21, 2020 the Company announced that it had completed the distribution of all of the Company’s 13,333,334 shares of common stock of Evofem to our stockholders, which represented approximately 26.7% of the outstanding shares of Evofem common stock as of the close of business on May 15, 2020. Following the Distribution, we continue to hold warrants to purchase up to 3,333,334 shares of Evofem common stock.

Evofem is a commercial-stage biopharmaceutical company committed to developing and commercializing innovative products to address unmet needs in women’s sexual and reproductive health. Evofem is leveraging its proprietary Multipurpose Vaginal pH Regulator (MVP-R™) platform for its first commercial product PhexxiTM (L-lactic acid, citric acid and potassium bitartrate) for hormone-free birth control. On May 22, 2020 PhexxiTM was approved by the U.S. Food and Drug Administration for the prevention of pregnancy in women who choose to use on demand methods for their contraceptive needs.

As of June 30, 2020, the Strategic Positions segment was classified as discontinued operations.

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

The Noden Products are protected by multiple patents worldwide, which specifically cover the composition of matter, the pharmaceutical formulations and methods of production. In the United States, the FDA Orange Book for Tekturna lists U.S. Patent No. 8,617,595, which covers certain compositions comprising aliskiren, together with other formulation components, and will expire on February 19, 2026. The FDA Orange Book for Tekturna HCT lists U.S. patent Nos. 8,618,172, which expires on July 13, 2028 and 9,023,893, which expires March 3, 2022, which patents cover certain compositions comprising aliskiren and hydrochlorothiazide, together with other formulation components. In Europe, European patent No. 678 503B (the “’503B Patent”) expired in 2015. However, numerous Supplementary Protection Certificates (“SPCs”) have been granted which are based on the ‘503B Patent and which provide for extended protection. These SPCs generally expired in April of 2020. European Patent Publication Number 2 305 232, which covers certain pharmaceutical compositions comprising aliskiren and HCT, will expire in December 2021.

On July 30, 2020, we announced the signing of a definitive agreement for the sale of 100% of the outstanding stock in our wholly owned subsidiaries Noden Pharma DAC and Noden Pharma USA. The total value of the transaction will result in payments to us of up to $48.25 million in cash.

Income Generating Assets

We have pursued income generating assets when such assets can be acquired on terms that we believe allow us to increase return to our stockholders. The income generating assets typically consist of (i) notes and other long-term receivables, (ii) royalty rights and hybrid notes/royalty receivables, (iii) equity investments and (iv) royalties from the Queen et. al patents. While we currently maintain a portfolio of income generating assets, our intention is to no longer pursue these transactions and instead focus on our monetization strategy.

Investment	Investment Type	Deployed Capital (3) (in millions)

Assertio (1)	Royalty	$260.5
U-M	Royalty	$65.6
AcelRx	Royalty	$65.0
VB	Royalty	$15.5
KYBELLA®	Royalty	$9.5
CareView	Debt	$20.0
Wellstat Diagnostics (2)	Royalty/debt hybrid	$44.0
______________
(1)Formerly Depomed, Inc.
(2)Also known as Defined Diagnostic, LLC. The Wellstat Diagnostics investment also includes our note receivable with Hyperion Catalysis International, Inc. (“Hyperion”).
(3)Excludes transaction costs.

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

At June 30, 2020, we had a total of five royalty rights transactions outstanding.

Notes and Other Long-Term Receivables

We have entered into credit agreements with borrowers across the healthcare industry, under which we made available cash loans to be used by the borrower. Obligations under these credit agreements are typically secured by a pledge of substantially all the assets of the borrower and any of its subsidiaries. At June 30, 2020, we had two note receivable transactions outstanding.

Equity Investments

In the past, we have received equity instruments, including shares of stock or warrants to acquire shares of stock, in connection with credit agreements we entered into with borrowers in the healthcare industry. Our investment objective with respect to these equity investments is to maximize our return through capital appreciation and, when appropriate, to capture the value through optimally timed exit strategies. At June 30, 2020, we had one equity investment outstanding, Alphaeon Class A common stock, received in connection with the loans made to LENSAR by the Company prior to its acquisition of LENSAR.

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

On March 11, 2020, the World Health Organization declared a global pandemic, as the outbreak of a novel strain of coronavirus spread throughout the world. The outbreak of COVID-19 has disrupted our business operations and has adversely impacted LENSAR. Actions taken to mitigate coronavirus have had and are expected to continue to have an adverse impact on the geographical areas in which LENSAR operates. Cataract surgery is typically considered an elective surgery and as such the majority of LENSAR’s customers are not utilizing the LENSAR Laser Systems as they normally would at this time. LENSAR has also experienced minor supply chain disruptions. The full extent to which the COVID-19 outbreak will impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and the estimates of the impact on the Company’s business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets.

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

During the quarter ended March 31, 2020, we reclassified our Pharmaceutical segment and the royalty right assets within the Income Generating Assets segment to assets held for sale. During the quarter ended June 30, 2020, we distributed the shares of Evofem common stock within the Strategic Positions segment and reclassified the financial results of that segment as discontinued operations and the remaining assets are reclassified as held for sale. Assets and liabilities are classified as held for sale when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the assets; (2) the assets are available for immediate sale, in their present condition, subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the assets have been initiated; (4) the sale of the assets is probable and is expected to be completed within one year; (5) the assets are being actively marketed for a price that is reasonable in relation to their current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. When all of these criteria have been met, the assets (and liabilities) are classified as held for sale in the balance sheet for the current and comparative reporting periods. Assets classified as held for sale are reported at the lower of their carrying value or fair value less costs to sell. Depreciation and amortization of assets ceases upon designation as held for sale. The assets and liabilities held for sale are recorded on our Condensed Consolidated Balance Sheets as Assets held for sale and Liabilities held for sale, respectively. The profits and losses are presented on the Condensed Consolidated Statements of Operations as discontinued operations for the current and prior periods.

During the six months ended June 30, 2020, there have not been any other significant changes to our critical accounting policies and estimates from those presented in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended

December 31, 2019, that are of significance, or potential significance, to us. Summarized below are the accounting pronouncements and policies adopted subsequent to December 31, 2019.

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

Recently Issued Accounting Pronouncements

In April 2020, the FASB issued a staff question-and-answer document, “Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic” (the “COVID-19 Q&A”), to address certain frequently-asked questions pertaining to lease concessions arising from the effects of the COVID-19 pandemic. Existing lease guidance requires entities to determine if a lease concession was a result of a new arrangement reached with the lessee (which would be addressed under the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (which would not fall under the lease modification framework). The COVID-19 Q&A clarifies that entities may elect to not evaluate whether lease-related relief granted in light of the effects of COVID-19 is a lease or obligations of the lease. This election is available for concessions that result in the total payments required by the modified contract being substantially the same or less than the total payments required by the original contract.

As a result of the COVID-19 pandemic, LENSAR entered into agreements with 22 customers through which LENSAR agreed to waive monthly rental and minimum monthly license fees ranging from one to four months for an aggregate of $0.9 million of revenue, consisting of $0.5 million in Product revenue, $0.3 million in Lease revenue, and $0.1 million in Service revenue. In return for these concessions the related contracts were extended by the same number of months waived. No amounts of accounts receivable or notes receivable were deemed uncollectible due to COVID-19 during the quarter ended June 30, 2020; however, the Company considered the effects of COVID-19 in estimating its credit losses for the period.

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

Operating Results

As noted above, during the quarter ended March 31, 2020, we reclassified our Pharmaceutical segment and the royalty right assets within the Income Generating Assets segment to assets held for sale. When the held for sale criteria have been met, depreciation and amortization of those assets is suspended and the profits and losses are presented on the Condensed Consolidated Statements of Operations as discontinued operations. During the quarter ended June 30, 2020, we distributed the Evofem common stock and reclassified the investment as a discontinued operation. The operating results presented below are segregated between continuing operations and discontinued operations. Results from the prior year comparative period are classified consistently with the current year presentation.

Three and six months ended June 30, 2020, compared to three and six months ended June 30, 2019

Revenues

	Three Months Ended		Change from Prior	Six Months Ended		Change from Prior
	June 30,			June 30,
(dollars in thousands)	2020	2019	Year %	2020	2019	Year %

Revenues
Product revenue, net(1)	$4,099	$5,268	(22%)	$8,115	$10,004	(19%)
Lease revenue	359	1,308	(73%)	1,436	2,532	(43%)
Service revenue	690	846	(18%)	1,582	1,612	(2%)
Royalties from Queen et al. patents	—	6	N/M	—	9	N/M
License and other	63	30	110%	73	(3)	N/M
Total revenues	$5,211	$7,458	(30%)	$11,206	$14,154	(21%)
________________________
N/M Not meaningful

(1)  Our Product revenue, net, Lease revenue, and Service revenue consists entirely of revenue from our Medical Devices segment. We record Product revenue, net from our LENSAR product sales which include LENSAR® Laser Systems, disposable consumables, procedure licenses, training, and installation. We record Lease revenue from the lease of LENSAR® Laser Systems. We record Service revenue from warranty and maintenance services.

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

Three Months Ended June 30, 2020

Total revenues were $5.2 million for the three months ended June 30, 2020, compared with $7.5 million for the three months ended June 30, 2019. Our total revenues decreased by 30%, or $2.2 million, for the three months ended June 30, 2020, when compared to the same period of 2019. The decrease was driven by the impact of the COVID-19 pandemic on the Medical Devices segment and the associated decline in elective surgical procedures in North America and the rest of the world.

Six Months Ended June 30, 2020

Total revenues were $11.2 million for the six months ended June 30, 2020, compared with $14.2 million for the six months ended June 30, 2019. Our total revenues decreased by 21%, or $2.9 million, for the six months ended June 30, 2020, when compared to the same period of 2019. The decrease was primarily driven by the impact of the COVID-19 pandemic on the Medical Devices segment and the associated decline in elective surgical procedures.

Operating Expenses

	Three Months Ended		Change from Prior	Six Months Ended		Change from Prior
	June 30,			June 30,
(dollars in thousands)	2020	2019	Year %	2020	2019	Year %

Cost of product revenue, (excluding intangible amortization)	$2,639	$4,929	(46)%	$5,499	$8,729	(37)%
Amortization of intangible assets	335	344	(3)%	637	662	(4)%
General and administrative	9,719	8,695	12%	22,471	17,005	32%
Severance and retention	3,579	—	N/M	22,313	—	N/M
Sales and marketing	1,237	1,861	(34)%	2,487	3,435	(28)%
Research and development	1,465	886	65%	3,321	1,796	85%
Total operating expenses	$18,974	$16,715	14%	$56,728	$31,627	79%
Percentage of total revenues	364%	224%		506%	223%
_______________________
N/M Not meaningful

Three Months Ended June 30, 2020

Total operating expenses were $19.0 million for the three months ended June 30, 2020, compared with $16.7 million for the three months ended June 30, 2019. Our operating expenses increased 14%, or $2.3 million, for the three month period ended June 30, 2020, when compared to the three month period ended June 30, 2019. The increase was primarily a result of:
•higher general and administrative expenses, primarily due to increased professional fees,
•higher research and development in our Medical Devices segment as LENSAR pursues its next generation, integrated workstation, ALLYTM, which combines an enhanced femtosecond laser with a phacoemulsification system in a compact, mobile workstation, partially offset by
•lower cost of product revenue, due to decreased sales in our Medical Devices segment for the above-noted reasons, and
•lower sales and marketing expenses in our Medical Devices segment.

General and administrative expenses for the three months ended June 30, 2020 and 2019 are summarized in the table below:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(in thousands)	Medical Devices	Income Generating Assets	Total	Medical Devices	Income Generating Assets	Total
Compensation	$1,017	$2,241	$3,258	$987	$4,336	$5,323
Salaries and Wages (including taxes)	601	1,364	1,965	453	1,543	1,996
Bonuses (including accruals)	318	646	964	247	724	971
Equity	98	231	329	287	2,069	2,356
Asset management	—	2,363	2,363	—	234	234
Business development	—	242	242	—	468	468
Accounting and tax services	946	1,155	2,101	37	679	716
Other professional services	176	428	604	428	462	890
Other	409	742	1,151	271	793	1,064
Total general and administrative(1)	$2,548	$7,171	$9,719	$1,723	$6,972	$8,695

________________
(1) No general and administrative operating expenses were attributable to the Pharmaceutical or Strategic Positions segments for the three months ended June 30, 2020 or 2019. See Assets held for sale and discontinued operations below, for additional information on our Pharmaceutical segment.

Six Months Ended June 30, 2020

Total operating expenses were $56.7 million for the six months ended June 30, 2020, compared with $31.6 million for the six months ended June 30, 2019. Our operating expenses increased 79%, or $25.1 million, for the six month period ended June 30, 2020, when compared to the six-month period ended June 30, 2019. The increase was primarily a result of:
•provisions under our Wind-Down Retention Plan, which, as a result of the adoption of the Plan of Liquidation, accelerated the vesting of outstanding stock awards for employees in the first quarter of 2020,
•higher general and administrative expenses of $5.5 million, or 32% from the prior period, primarily due to increased professional fees, and
•higher research and development expenses in our Medical Devices segment, partially offset by
•lower cost of product revenue, due to decreased sales in our Medical Devices segment.

After we announced our monetization strategy, we recognized that our ability to execute on our plan and optimize returns to our stockholders depended to a large extent on our ability to retain the necessary expertise to effectively transact with respect to our assets. On December 21, 2019, the Compensation Committee of the Board adopted the Wind Down Retention Plan in which our executive officers and other employees who are participants in our Severance Plan are eligible to participate. Under the Wind Down Retention Plan, participants are eligible to earn a retention benefit in consideration for their continued employment with the Company. The Wind Down Retention benefits are equivalent to previously disclosed compensation payments contemplated in connection with a change in control under our existing Severance Plan. Under the Wind Down Retention Plan, payment of the retention benefit to any participant will occur upon termination of the participant’s employment with the Company either by the Company without cause or by the participant for good reason. The retention benefit, if paid, would be in lieu of (and not in addition to) any other severance compensation that could become payable to the participant under our Severance Plan. In connection with the adoption of the Wind Down Retention Plan, a severance liability is being recorded over the remaining service period for the participating employees. As of June 30, 2020, we recorded a severance liability of $6.0 million. Expenses associated with severance payments and accruals are reflected in Severance and retention on our Condensed Consolidated Statements of Operations.

The Wind Down Retention Plan also provides that, consistent with the existing terms of the our Amended and Restated 2005 Equity Incentive Plan (the “Equity Plan”), the vesting of all outstanding equity awards held by participants as of the date the Wind Down Retention Plan was adopted will be accelerated upon the earlier of: (i) a termination of the participant’s employment with the Company either by the Company without cause or by the participant for good reason or (ii) the consummation of a change in control (as defined in the Equity Plan) of the Company. In addition, the post-termination exercise period for all outstanding stock options will be extended until their expiration date. In connection with the Board adopting the Plan of Liquidation in the first quarter of 2020, all of the outstanding and unvested stock options and restricted stock granted to our employees, executive officers and directors, with the exception of certain outstanding awards under the 2016/20 Long-Term Incentive Plan, accelerated and vested under the change in control definition in the Equity Plan. The expense associated with the accelerated vesting, totaled $15.7 million and is also reflected in Severance and retention on our Condensed Consolidated Statements of Operations.

General and administrative expenses for the six months ended June 30, 2020 and 2019 are summarized in the table below:

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(in thousands)	Medical Device	Income Generating Assets	Total	Medical Device	Income Generating Assets	Total
Compensation	$2,000	$7,314	$9,314	$1,943	$7,784	$9,727
Salaries and Wages (including taxes)	1,216	3,583	4,799	972	3,190	4,162
Bonuses (including accruals)	602	1,486	2,088	570	1,429	1,999
Equity	182	2,245	2,427	401	3,165	3,566
Asset management	—	3,800	3,800	—	684	684
Business development	—	527	527	—	597	597
Accounting and tax services	1,501	2,335	3,836	40	1,648	1,688
Other professional services	292	1,966	2,258	702	508	1,210
Other	930	1,806	2,736	854	2,245	3,099
Total general and administrative (1)	$4,723	$17,748	$22,471	$3,539	$13,466	$17,005
________________
(1) No general and administrative expenses were attributable to the Pharmaceutical or Strategic Positions segment for the six months ended June 30, 2020 or 2019. See Assets held for sale and discontinued Operations below, for additional information on our Pharmaceutical segment.

Non-operating Expense, Net

	Three Months Ended		Change from Prior	Six months ended		Change from Prior
	June 30,			June 30,
(dollars in thousands)	2020	2019	Year %	2020	2019	Year %

Interest and other income, net	$69	$1,650	(96%)	$582	$3,524	(83%)
Interest expense	(312)	(2,984)	(90%)	(786)	(5,939)	(87%)
Loss on extinguishment of convertible notes	—	—	N/M	(606)	—	N/M
Total non-operating expense, net	$(243)	$(1,334)	(82%)	$(810)	$(2,415)	(66%)
________________________
N/M Not meaningful

Three Months Ended June 30, 2020

Net non-operating expense decreased for the three months ended June 30, 2020, as compared to the same period in 2019, primarily due to:
•lower interest expense in conjunction with the extinguishment of a substantial portion of our convertible notes, partially offset by
•a decrease in Interest and other income due to lower cash balances in the current period.

Six Months Ended June 30, 2020

Net non-operating expense decreased for the six months ended June 30, 2020, as compared to the same period in 2019, primarily due to:
•lower interest expense in conjunction with the extinguishment of a substantial portion of our convertible notes, partially offset by
•lower Interest and other income due to lower cash balances in the current period, and
•a loss on extinguishment of convertible notes recorded in the six months ended June 30, 2020 with no comparable amount in the prior year period.

Income Taxes

Income tax benefit from continuing operations for the three months ended June 30, 2020 and 2019, was $1.1 million and $2.6 million, respectively, and for the six months ended June 30, 2020 and 2019, was $14.1 million and $3.4 million, respectively, which resulted primarily from anticipated use of net operating loss carrybacks as allowed by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. Our effective tax rate for the current period differs from the U.S. federal statutory rate of 21% due primarily to the effect of state income taxes, non-deductible executive compensation and the tax provisions of the CARES Act.

The uncertain tax positions did not change during the six months ended June 30, 2020 and 2019.

Our income tax returns are subject to examination by U.S. federal, foreign, state and local tax authorities for tax years 2000 forward. We are currently under audit by the California Franchise Tax Board (the “CFTB”) for the tax years 2009 through 2015 and the Internal Revenue Service (the “IRS”) for the tax year 2016. The timing of the audit resolution and the amount to be ultimately paid, if any, is uncertain. Final resolution of these complex matters could have a material impact on our Condensed Consolidated Financial Statements. We believe our accrual for income tax liabilities is appropriate based on past experience, interpretations of tax law and judgments; however, the outcome of these audits could result in the payment of tax amounts that substantially differ from the amounts we have reserved resulting in incremental expense or a reversal of the reserves in a future period. At this time, we do not anticipate a material change in the unrecognized tax benefits related to the CFTB or IRS audits that would affect the effective tax rate or deferred tax assets over the next 12 months.

Assets held for sale and discontinued operations

The Pharmaceutical segment, the royalty right assets in the Income Generating Assets segment and the Evofem investment in the Strategic Positions segment have been classified as held for sale and reported as discontinued operations. The operating results from discontinued operations are presented separately in the Company’s Condensed Consolidated statements of Operations as discontinued operations. Components of amounts reflected in (Loss) income from discontinued operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Product revenue, net	$8,167	$10,415	$23,198	$30,375
Royalty rights - change in fair value	(16,304)	(40,399)	(6,910)	(28,142)
Total revenues	(8,137)	(29,984)	16,288	2,233
Operating expenses
Cost of product revenue (excluding intangible asset amortization)	4,901	7,419	13,682	16,429
Amortization of intangible assets	—	1,254	389	2,507
General and administrative	2,151	1,788	4,565	3,940
Sales and marketing	81	212	198	1,368
Research and development	—	—	—	(41)
Total operating expenses	7,133	10,673	18,834	24,203
Operating loss from discontinued operations	(15,270)	(40,657)	(2,546)	(21,970)
Non-operating (expense) income, net
Equity affiliate - change in fair value	(12,864)	45,487	(26,662)	45,487
Loss on classification as held for sale	(16,143)	—	(28,904)	—
Total non-operating (expense) income, net	(29,007)	45,487	(55,566)	45,487
(Loss) income from discontinued operations before income taxes	(44,277)	4,830	(58,112)	23,517
Income tax (benefit) expense from discontinued operations	(6,878)	1,328	(7,961)	4,948
(Loss) income from discontinued operations	$(37,399)	$3,502	$(50,151)	$18,569

Three Months Ended June 30, 2020

Loss from discontinued operations for the three months ended June 30, 2020 was $37.4 million, a $40.9 million decrease from the $3.5 million of income recognized for the three months ended June 30, 2019. The unfavorable change was primarily a result of:
•A $58.4 million change in the fair value of our equity affiliate from an unrecognized gain of $45.5 million in the three months ended June 30, 2019 as compared to a $12.9 million unrecognized loss in the three months ended June 30, 2020.
•A $16.8 million loss recorded in the three months ended June 30, 2020 associated with reducing the estimated fair value of Noden as informed by ongoing negotiations for the disposition of the entity.
•A $2.2 million, or 22%, decline in revenue from our Pharmaceutical segment for the three months ended June 30, 2020 as compared to the same period in the prior year. The decrease in revenue from our Pharmaceutical segment is primarily due to lower net revenues in the United States. The decrease in revenue from our Pharmaceutical segment in the United States for the three months ended June 30, 2020 is due to the increased sales of our authorized generic and lower sales of our branded drug as compared to the second quarter of 2019.

These amounts were partially offset by:
•Revenue from our royalty right assets of negative $16.3 million in the three months ended June 30, 2020 as compared with a negative $40.4 million for the three months ended June 30, 2019. The difference was primarily due to a larger decrease in fair value in the second quarter of 2019 primarily resulting from the $60.0 million AcelRx write-down as compared with a $22.9 million write down in the second quarter of 2020 for certain royalty assets as informed by bids received during our monetization process. The decrease in fair value reduced our estimated cost to sell the assets by $0.6 million in the second quarter of 2020.
•The royalty right assets in our Income Generating Assets segment generated cash flows of $11.5 million and a loss from the net change in fair value of $27.8 million in the three months ended June 30, 2020 compared with cash flows of $20.1 million and a loss in the net change in fair value of $60.5 million in the three month period ended June 30, 2019.

The following tables provides a summary of activity with respect to our royalty rights - change in fair value for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
		Change in	Royalty Rights -
(in thousands)	Cash Royalties	Fair Value	Change in Fair Value

Assertio	$8,840	$(3,278)	$5,562
VB	209	(9,405)	(9,196)
U-M	2,349	(1,556)	793
AcelRx	77	(13,153)	(13,076)
KYBELLA	—	(387)	(387)
Total	$11,475	$(27,779)	$(16,304)

	Three Months Ended June 30, 2019
		Change in	Royalty Rights -
(in thousands)	Cash Royalties	Fair Value	Change in Fair Value

Assertio	$18,415	$93	$18,508
VB	227	137	364
U-M	1,371	(780)	591
AcelRx	93	(59,974)	(59,881)
KYBELLA	—	19	19
Total	$20,106	$(60,505)	$(40,399)

Six Months Ended June 30, 2020

Loss from discontinued operations for the six months ended June 30, 2020 was $50.2 million, a $68.8 million decrease from the $18.6 million of income recognized for the six months ended June 30, 2019. The unfavorable change was primarily a result of:
•A $72.2 million change in the fair value of our equity affiliate from an unrecognized gain of $45.5 million in the six months ended June 30, 2019 as compared to a $26.7 million unrecognized loss in the six months ended June 30, 2020.
•A $23.5 million write down of our Pharmaceutical segment in the current year due to a decrease in the estimated fair value of the entity.
•A $7.2 million, or 24%, decline in revenue from our Pharmaceutical segment for the six months ended June 30, 2020, as compared to the same period in the prior year. The decrease in revenue from our Pharmaceutical segment reflects lower net revenues in the United States and the rest of the world. The decrease in revenue from our Pharmaceutical segment in the United States for the six months ended June 30, 2020 reflects the introduction of our authorized generic of Tekturna and a third-party generic of aliskiren late in the first quarter of 2019. The decrease in revenue for the rest of the world is due to lower sales volume of Rasilez in certain territories.

These amounts were partially offset by:
•Revenue from the royalty right assets in our Income Generating Assets segment for the six months ended June 30, 2020 of negative $6.9 million as compared with negative revenue of $28.1 million for the corresponding period of the prior year. The difference was primarily due to a larger decrease in fair value in the second quarter of 2019 resulting from the $60.0 million AcelRx write-down as compared to the current year six month period, which includes the fair value adjustments as informed by bids received during our monetization process.
•The royalty right assets generated cash flows of $25.0 million in the current period compared to $32.7 million in the prior period.

The following tables provides a summary of activity with respect to our royalty rights - change in fair value for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020

		Change in	Royalty Rights -
(in thousands)	Cash Royalties	Fair Value	Change in Fair Value

Assertio	$20,017	$(6,438)	$13,579
VB	475	(9,199)	(8,724)
U-M	4,354	(2,948)	1,406
AcelRx	156	(12,952)	(12,796)
KYBELLA	42	(417)	(375)
Total	$25,044	$(31,954)	$(6,910)

	Six Months Ended June 30, 2019

		Change in	Royalty Rights -
(in thousands)	Cash Royalties	Fair Value	Change in Fair Value

Assertio	$29,383	$(459)	$28,924
VB	494	265	759
U-M	2,638	(1,316)	1,322
AcelRx	161	(57,886)	(57,725)
KYBELLA	50	(1,472)	(1,422)
Total	$32,726	$(60,868)	$(28,142)

Net (Loss) Income Per Share

Net (loss) income per share for the three and six months ended June 30, 2020 and 2019, is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net (loss) income per share - basic:
Continuing operations	$(0.11)	$(0.07)	$(0.26)	$(0.13)
Discontinued operations	(0.32)	0.03	(0.42)	0.15
Net (loss) income attributable to PDL’s stockholders per basic share	$(0.43)	$(0.04)	$(0.68)	$0.02

Net (loss) income per share - diluted:
Continuing operations	$(0.11)	$(0.07)	$(0.26)	$(0.13)
Discontinued operations	(0.32)	0.03	(0.42)	0.15
Net (loss) income attributable to PDL’s stockholders per diluted share	$(0.43)	$(0.04)	$(0.68)	$0.02

Weighted-average basic and diluted shares used in the computation of Net (loss) income per share are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Basic	115,908	118,285	119,402	123,484
Diluted	115,908	118,285	119,402	123,484

Liquidity and Capital Resources

We have previously financed our operations primarily through royalty and other license-related revenues, public and private placements of debt and equity securities, interest income on invested capital and cash generated from pharmaceutical and medical device product sales. We plan to continue to finance our operations in the near term primarily through existing cash and cash proceeds from our monetization efforts and our royalty rights assets and medical device product sales until such assets are disposed.

In September 2019, we engaged financial and legal advisors and initiated a review of our strategy. In December 2019, we disclosed that we planned to halt the execution of our growth strategy, cease making additional strategic transactions and investments and pursue a formal process to unlock the value of our portfolio by monetizing our assets and ultimately returning net proceeds to our stockholders. Over the subsequent months, our Board and management analyzed, together with its outside financial and legal advisors, how to best capture value pursuant to its monetization strategy and best return the significant intrinsic value of the assets in its portfolio to the stockholders. In February 2020, our Board approved a plan of complete liquidation of our assets and passed a resolution to seek stockholder approval to dissolve the Company under Delaware law at its next annual meeting of the stockholders. In the event that our Board concludes that the whole Company sale process is unlikely to maximize the value that can be returned to the stockholders from our monetization process, we would, if approved by the stockholders, file a certificate of dissolution in Delaware and proceed to wind-down and dissolve the Company in accordance with Delaware law. Pursuant to its monetization strategy, we are exploring a variety of potential transactions, including a whole Company sale, divestiture of assets, spin-offs of operating entities, merger opportunities or a combination thereof. In addition, we have analyzed, and continue to analyze, the optimal mechanisms for returning value to stockholders in a tax-efficient manner, including via share repurchases, cash dividends and other distributions of assets. We have not set a definitive timeline and intend to pursue monetization in a disciplined and cost-effective manner to maximize returns to stockholders. We recognize, however, that accelerating the timeline, while continuing to optimize asset value, could increase returns to stockholders due to reduced general and administrative expenses as well as provide faster returns to stockholders. While we are cognizant that an accelerated timeline may provide greater and faster returns to our stockholders, we also recognize that the duration and extent of the public health issues related to the COVID-19 pandemic make it possible, and perhaps probable, that the timing of the sale of all or substantially all of the our assets, including the key assets, and therefore the timing of the Dissolution, may require additional time to execute.

As a result of this monetization strategy, we expect to generate additional cash from the sale of one or more of the assets in our portfolio with the intention of managing the successful wind down of our business and distributing the remaining net proceeds to our stockholders.

Our future capital requirements are difficult to forecast and will depend upon many factors, including the type of distributions we make, the amount of net cash proceeds we receive, after transaction costs, and the time it takes to monetize our assets. Our future capital requirements will also depend on the amount of common stock and convertible notes we repurchase under our repurchase program.

The general cash needs of our Medical Devices, Strategic Positions, Pharmaceutical and Income Generating Assets segments can vary significantly.
•In our Medical Devices segment, the primary factor determining cash needs is the funding of operations, which we expect to continue to expand as the business grows, and enhancing our product offerings through the research and development of our next generation device which will integrate a femtosecond laser and a phacoemulsification system in a single, compact workstation. While we continue to pursue various strategic alternatives for LENSAR as part of our monetization efforts, as disclosed on July 17,2020, LENSAR has confidentially submitted a registration statement on Form 10 to the Securities and Exchange Commission relating to a potential spin-off as a stand-alone publicly-traded company. In connection with the filing of the Form 10, we have issued a letter to LENSAR’s management and board of directors committing financial support to LENSAR up to $20.0 million through August 5, 2021. We believe that this commitment will adequately capitalize LENSAR and allow it to resume its growth trajectory and to successfully launch its next generation device.
•In our Pharmaceutical segment, cash needs have historically been driven primarily by material purchases. See further discussion below regarding this segment.
•The cash needs of our Income Generating Assets segment tend to be driven by legal and professional service fees required for operating a publicly traded company, as well as the funding of potential repurchases of our common stock and convertible notes.

On December 9, 2019, we announced that our Board authorized the repurchase of issued and outstanding shares of our common stock and convertible notes up to an aggregate value of $200.0 million pursuant to a share repurchase program. On December 16, 2019, we announced that our Board approved a $75.0 million increase to this repurchase program. Repurchases under this repurchase program can be made from time to time in the open market or in privately negotiated transactions and funded from our working capital. The amount and timing of such repurchases will depend upon the price and availability of shares or convertible notes, general market conditions and the availability of cash. Common stock and convertible note repurchases were also eligible to be made under a trading plan under Rule 10b5-1, which would permit shares and convertible notes to be repurchased when we might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. In consideration of the impact and uncertainty introduced by the COVID-19 pandemic on our monetization process, the 10b5-1 plan was terminated on May 31, 2020 and no common stock was repurchased after this date. All shares of common stock repurchased under our repurchase program were retired and restored to authorized but unissued shares of common stock. All convertible notes repurchased under the program will be retired.

As of June 30, 2020, we had repurchased $50.2 million in aggregate principal amount of December 2021 Notes and $85.0 million in aggregate principal amount of December 2024 Notes under the Board authorized program. As of June 30, 2020 approximately $14.8 million in aggregate principal amount of the convertible notes remain outstanding. Pursuant to the convertible note repurchase transactions and the unwinding of a portion of the capped call transaction entered into for the notes, we also repurchased 3.2 million shares of our common stock under this program directly from our capped call counterparty. We repurchased 12.3 million shares of our common stock under this repurchase program during the six months ended June 30, 2020, for an aggregate purchase price of $39.4 million, or an average cost of $3.20 per share, including trading commissions. This repurchase program may be suspended at any time without notice.

Our debt service obligations consist of interest payments and repayment of the remaining amount of our December 2021 Notes and December 2024 Notes. We may continue our efforts to repurchase the remaining outstanding convertible notes, which could adversely affect the amount or timing of any distributions to our stockholders. We expect to finance such repurchases with cash on hand.

We had cash and cash equivalents in the aggregate of $105.4 million and $169.0 million as of June 30, 2020 and December 31, 2019, respectively, representing a decrease of $63.6 million. The decrease was primarily attributable to:
•the repurchase of common stock for $39.4 million,
•the net cash used for the repurchase of our convertible notes of $18.0 million, and
•cash used for operating activities of $33.8 million, partially offset by
•proceeds from royalty right payments of $25.0 million.

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

In addition, we have cash and cash equivalents at our Pharmaceutical segment of $19.8 million and $24.5 million as of June 30, 2020 and December 31, 2019, respectively. As noted above, on July 30, 2020, we entered into a definitive agreement for the sale of our Pharmaceutical segment. The cash and cash equivalents represent balances maintained by our Pharmaceutical segment and will remain with the buyer upon consummation of the sale and applied to the inventory commitment with Novartis. Upon closing, we will be released of our guarantee to Novartis under Noden’s supply agreement.

The total value of the transaction will result in payments to us of up to $48.25 million in cash comprised of $12.0 million in connection with the closing of the transaction and an additional $33.0 million to be paid in twelve equal quarterly installments from January 2021 to October 2023. The agreement also provides the Company with the potential for two additional contingent payments totaling $3.3 million.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

Convertible Senior Notes

As of June 30, 2020, our outstanding notes consisted of notes due in December 2021 and December 2024, which in the aggregate totaled $14.8 million in principal.

We expect that our debt service obligations over the next several years will consist of interest payments and the repurchase or repayment of our December 2021 Notes and December 2024 Notes. We have actively repurchased the convertible senior notes in privately negotiated transactions and in the open market using cash on hand.

Guarantees

Redwood City Lease Guarantee

In connection with the spin-off of Facet Biotech Corporation (“Facet”), we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the spin-off date. In April 2010, Abbott Laboratories acquired Facet and later renamed the entity AbbVie Biotherapeutics, Inc. (“AbbVie”). If AbbVie were to default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of June 30, 2020, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $16.9 million. For additional information regarding our lease guarantee, see Note 13, Commitments and Contingencies.

Purchase Obligation

Noden DAC and Novartis entered into a supply agreement pursuant to which Novartis will manufacture and supply to Noden DAC a bulk tableted form of the Noden Products and the active pharmaceutical ingredient (“API”). In May 2019, Noden DAC and Novartis entered into an amended supply agreement pursuant to which Novartis will supply to Noden DAC a bulk tableted form of the Noden Products through 2020 and API through June 2021. While the supply agreement provides that the parties will agree to reasonable accommodations with respect to changes in firm orders, we expect that Noden DAC will meet the requirements of the supply agreement, unless otherwise negotiated. The supply agreement may be terminated by either party for material breach that remains uncured for a specified time period. Under the terms of the amended supply agreement, Noden DAC is committed to purchase certain quantities of bulk product and API that would amount to approximately $37.4 million through June 2021, which is guaranteed by the Company. On July 30, 2020 we announced the signing of a definitive agreement for the sale of 100% of the outstanding stock in Noden Pharma DAC and Noden Pharma USA. Upon closing, we will be released of our guarantee to Novartis in connection with Noden’s supply agreement.

LENSAR entered into various supply agreements for the manufacture and supply of certain components. The supply agreement commits LENSAR to a minimum purchase obligation of approximately $5.3 million, of which $3.9 million is due over the next twelve months. We have guaranteed up to $1.0 million of this commitment. We expect that LENSAR will meet this requirement.

PDL Parental Financial Support for LENSAR

On July 17, 2020, the Company announced that LENSAR confidentially submitted a registration statement on Form 10 to the Securities and Exchange Commission relating to a potential spin-off as a stand-alone publicly-traded company. We continue to pursue various strategic alternatives for LENSAR in addition to a spin-off.

On June 19, 2020, in connection with the confidential Form 10 filing for the potential spin-off, we issued a letter to LENSAR’s management and board of directors committing financial support to LENSAR up to $20.0 million through June 20, 2021. This letter was replaced with a new letter issued on August 4, 2020 committing financial support to LENSAR up to $20.0 million through August 5, 2021.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2020, there have been no material changes in our market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the chief executive officer and the chief financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2020, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The COVID-19 outbreak may adversely impact our business.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and has spread to nearly every country and region in the world, including those in which we and our subsidiaries operate. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the growing spread of COVID-19 globally, we have closed our executive offices with our employees continuing their work remotely. For our Medical Devices segment, the respective commercial teams of certain of the third parties that act as our distributors in international markets have chosen or have been forced to take similar action, and those or other distributors may choose or be forced to take similar action in the future. Neither we, nor our distributors have significant experience operating with the majority of our respective work forces working from home, and this may disrupt standard operations for us or them, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our respective abilities to conduct business in the ordinary course. In addition, having our employees working from home may increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors. As the COVID-19 pandemic continues to spread around the globe, we may experience additional disruptions that could severely impact our business and the financial condition of our company and our subsidiaries.

Additionally, as part of our monetization strategy we are exploring and evaluating potential transactions, the success or timing of which may be impacted by the growing spread of COVID-19 globally. In order to successfully monetize our assets, we must identify and complete one or more transactions with third parties. The business and assets and the availability of potential buyers of our company or certain of our assets may be significantly impacted by public health issues or pandemics, including COVID-19. For example, many jurisdictions have imposed, or in the future may impose, “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19 by restricting non-essential activities, including the suspension of elective surgeries and various business operations. These types of orders and restrictions have resulted in a significant decrease in the number of and demand for non-essential or elective medical procedures, including cataract surgeries, since the outbreak of the pandemic and have had a significant negative impact on LENSAR’s operations. Further, the uncertain severity and impact of COVID-19 could result in reduced demand for our assets by third parties or reduced values such parties may ascribe to our assets, as well as potentially affect our own ability to operate.

Even if we are able to identify potential transactions in furtherance of our monetization strategy, such buyers may be operationally constrained or unable to locate financing on attractive terms or at all, which risk may be heightened due to the uncertainty of COVID-19 and its impact. We are subject to increased risk that the growing spread of COVID-19 is affecting, and will continue to affect, both in the near term and in the future, the geographies of any third parties we identify as possible counterparties to any monetization transaction. If financing is unavailable to potential buyers of our company or assets, or if potential buyers are unwilling to engage in various transactions due to the uncertainty in the market, our ability to complete such acquisition would be significantly impaired.

Any negative impact on such third parties due to any of the foregoing events could cause costly delays and have a material adverse effect on our ability to return value to our stockholders, including our ability to realize full value from a sale or other disposition of our assets as part of our monetization strategy or significantly delaying such sales or other dispositions. Any such negative impacts could also reduce the amount of cash or other property we are able to distribute to our shareholders. In addition, if members of our management team were to be affected by COVID-19, this could significantly delay or impair our ability to execute our monetization strategy. The COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 may impact our business and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease; the development, effectiveness and availability of a vaccine;, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries; voluntary and government imposed business closures or business disruptions; bankruptcies of our customers or potential customers and suppliers; and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

We may be unable to accurately forecast customer demand and our inventory levels.

We generally do not maintain large volumes of finished goods and anticipating demand for our products may be challenging as cataract surgeon demand and adoption rates can be unpredictable. For example, as use of our LENSAR Laser System is adopted by more cataract surgeons, we anticipate greater fluctuations in demand for our products, which makes demand forecasting more difficult. Our forecasts are based on management’s judgment and assumptions, each of which may introduce error into our estimates. Additionally, uncertainty regarding the severity, duration and future government responses to the COVID-19 pandemic increases the uncertainty of our forecasts. If we underestimate customer demand or if insufficient manufacturing capacity is available, we would miss revenue opportunities and potentially lose market share, damage our customer relationships and impact the potential value our stockholders could receive from the sale or other disposition of these assets. Conversely, if we overestimate customer demand, our excess or obsolete inventory may increase significantly, which would reduce our gross margin and adversely affect our financial results.

Our insurance policies are expensive and protect us only from some business risks, which leaves us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. Although we carry product liability insurance in the United States, we can give no assurance that such coverage will be available or adequate to satisfy any claims. Product liability insurance is expensive, subject to significant deductibles and exclusions, and may not be available on acceptable terms, if at all. If we are unable to obtain or maintain insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we could be exposed to significant liabilities. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could have a material adverse effect on our business, financial condition and results of operations. Defending a suit, regardless of its merit or eventual outcome, could be costly, could divert management’s attention from our business and might result in adverse publicity, which could result in reduced acceptance of our products in the market, product recalls or market withdrawals.

We do not carry specific hazardous waste insurance coverage, and our insurance policies generally exclude coverage for damages and fines arising from hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would negatively affect our business, financial condition and results of operations.

Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions or data corruption could materially disrupt our operations and adversely affect our business and operating results.

We rely on our information technology systems to effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, clinical data, customer service and technical support functions. Our information technology systems are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, power losses, computer system or data network failures, security breaches, data corruption and cyber-based attacks, including malicious software programs or other attacks, which have been attempted against us in the past. In addition, a variety of our software systems are cloud-based data management applications, hosted by third-party service providers whose security and information technology systems are subject to similar risks.

The failure to protect either our or our service providers’ information technology infrastructure could disrupt our entire operation or result in decreased sales and leases of our products, increased overhead costs, product shortages, loss or misuse of proprietary or confidential information, intellectual property or sensitive or personal information, all of which could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to the risk of natural disasters, adverse weather events and other catastrophic events, and to interruption by manmade problems such as terrorism.

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors and similar events. The third-party systems and operations on which we rely are subject to similar risks. For example, a significant natural disaster, such as an earthquake, fire or flood, could have an adverse effect on our business, financial condition and operating results, and our insurance coverage may be insufficient to compensate us for losses that may occur.

Acts of terrorism could also cause disruptions in our businesses, consumer demand or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as if a natural disaster affects locations that store a significant amount of our inventory. Any such damage or interruptions could negatively affect our ability to run our business, which could have an adverse effect on our business, financial condition, and operating results.

We may not be able to realize certain expected tax benefits.

During 2020, we have engaged and may continue to engage in certain transactions that may result in the recognition of ordinary tax losses. Such losses, through the recently enacted provisions of the CARES Act, could generate meaningful tax benefits to the Company as the CARES Act permits taxpayers to carry back five years any net operating losses arising in a taxable year beginning in 2018, 2019 or 2020. In connection with our monetization process, we expect to execute transactions that may result in ordinary tax losses that could be applied to prior tax years in which PDL was a substantial tax payor. There can be no assurance that such transactions will be completed or that such tax benefits will be realized as expected. Any failure to obtain such expected tax benefits under the CARES Act may increase our effective tax rate and reduce the funds available for distribution to our stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information relating to the repurchases of our common stock made by us in the three months ended June 30, 2020 (in thousands, except per share amounts):

Fiscal Period			Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
April 1, 2020	to	April 30, 2020	3,387	$3.03	9,721	$70,821
May 1, 2020	to	May 31, 2020	2,602	$3.40	12,323	61,987
June 1, 2020	to	June 30, 2020	—	$—	12,323	61,987
Total for the three months ended June 30, 2020			5,989	$3.19	12,323	$61,987
____________________
(1) The approximate dollar amount of shares that may yet be purchased under the share repurchase program was reduced by the cash and PDL common stock issued as consideration to repurchase the convertible notes in December 2019 and the cash used to repurchase the convertible notes in the first quarter of 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Title

3.1	Restated Certificate of Incorporation effective March 23, 1993 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed March 31, 1993)

3.2	Certificate of Amendment of Certificate of Incorporation effective August 21, 2001 (incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K filed March 14, 2002)

3.3	Certificate of Amendment of Certificate of Incorporation effective January 9, 2006 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed January 10, 2006

3.4	Certificate of Designation, Preferences and Rights of the Terms effective August 25, 2006 (incorporated by reference to Exhibit 3.4 to Registration Statement on Form 8-A filed September 6, 2006)

3.5	Third Amended and Restated Bylaws effective December 4, 2014 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed December 9, 2014)

3.6	Certificate of Amendment of Restated Certificate of Incorporation effective May 22, 2013 (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 filed June 21, 2013)

10.1#†	Share Purchase Agreement between Bartleby Limited and the Company, dated as of July 30, 2020

31.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1#+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

# Filed herewith.
† Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10). The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed.
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

Dated:	August 7, 2020
PDL BIOPHARMA, INC. (REGISTRANT)

/s/ DOMINIQUE MONNET
Dominique Monnet
President and Chief Executive Officer (Principal Executive Officer)

/s/ EDWARD A. IMBROGNO
Edward A. Imbrogno
Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)