Form 10-Q
period 2020-09-30
PDL BIOPHARMA, INC.
filed 2020-11-13
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 (Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of October 30, 2020, there were 114,226,566 shares of the registrant’s Common Stock outstanding.

 PDL BIOPHARMA, INC.
2020 Form 10-Q
Table of Contents

		Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)	4

	Condensed Consolidated Statement of Net Assets (Liquidation Basis) as of September 30, 2020	4

	Condensed Consolidated Balance Sheet (Going Concern Basis) as of December 31, 2019	5

	Condensed Consolidated Statement of Changes in Net Assets (Liquidation Basis) for the One Month Ended September 30, 2020	6

	Condensed Consolidated Statements of Operations (Going Concern Basis) for the Two and Eight Months Ended August 31, 2020 and the Three and Nine Months Ended September 30, 2019	7

	Condensed Consolidated Statements of Comprehensive Income (Loss) (Going Concern Basis) for the Two and Eight Months Ended August 31, 2020 and the Three and Nine Months Ended September 30, 2019	8

	Condensed Consolidated Statements of Stockholders Equity (Going Concern Basis) for the Eight Months Ended August 31, 2020 and the Nine Months Ended September 30, 2019	9

	Condensed Consolidated Statements of Cash Flows (Going Concern Basis) for the Eight Months Ended August 31, 2020 and the Nine Months Ended September 30, 2019	11

	Notes to the Condensed Consolidated Financial Statements	12

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	50

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	70

ITEM 4.	CONTROLS AND PROCEDURES	71

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	72

ITEM 1A.	RISK FACTORS	72

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	73

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	73

ITEM 4.	MINE SAFETY DISCLOSURES	73

ITEM 5.	OTHER INFORMATION	73

ITEM 6.	EXHIBITS	73

SIGNATURES		76

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

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS
(Unaudited)
(In thousands)

		(Proforma)
	September 30,	September 30,
	2020	2020
	(Under Liquidation Basis of Accounting)
	(Note 1)	(Excluding LENSAR - Note 21)
Assets
Cash and cash equivalents	$125,736	$83,035
Accounts receivable	8,323	5,894
Receivables from asset sales	39,389	39,389
Notes receivable	53,070	52,081
Inventory	13,685	—
Royalty assets	227,738	227,738
Income tax receivable	88,778	76,949
Property and equipment	783	—
Equipment under lease	3,033	—
Intangible assets	42,113	—
Other assets	12,462	7,599
Total assets	$615,110	$492,685

Liabilities
Accounts payable	$3,639	$1,290
Accrued liabilities, LENSAR	7,678	—
Uncertain tax positions	34,942	34,942
Compensation and benefit costs	21,219	21,219
Lease guarantee	10,700	10,700
Costs to sell assets	5,007	5,007
Other accrued liquidation costs	14,770	14,770
Convertible notes payable	15,238	15,238
Total liabilities	$113,193	$103,166

Net assets in liquidation	$501,917	$389,519
See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)

December 31,
2019
(Note 1)
(Under Going Concern Basis of Accounting)
Assets
Current assets:
Cash and cash equivalents	$168,982
Accounts receivable, net	6,559
Notes receivable	52,583
Inventory	8,061
Assets held for sale (Note 3)	70,366
Prepaid and other current assets	7,344
Total current assets	313,895
Property and equipment, net	2,560
Notes receivable, long-term	827
Intangible assets, net	13,186
Long-term assets held for sale (Note 3)	377,491
Other assets	9,247
Total assets	$717,206

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,675
Accrued liabilities	11,923
Liabilities held for sale (Note 3)	31,095
Total current liabilities	45,693
Convertible notes payable	27,250
Liabilities held for sale, long-term (Note 3)	120
Other long-term liabilities	50,865
Total liabilities	123,928

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—
Common stock, par value $0.01 per share, 350,000 shares authorized;124,303 shares issued and outstanding at December 31, 2019	1,243
Additional paid-in capital	(78,875)
Retained earnings	670,832
Total PDL stockholders’ equity	593,200
Noncontrolling interests	78
Total stockholders’ equity	593,278
Total liabilities and stockholders’ equity	$717,206

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Unaudited)
(In thousands)

(Note 1)
(Under Liquidation Basis of Accounting)
Net assets in liquidation, at September 1, 2020	$446,553

Changes in assets and liabilities in liquidation:
Decrease in liquidation value of royalty assets	(3,944)
Decrease in receivables from asset sales	(9,078)
Increase in liquidation value of notes receivable	7,460
Increase in other assets	1,768
Increase in income tax receivable	53,106
Decrease in estimated costs to sell assets	3,048
Decrease in uncertain tax positions	4,414
Increase in estimated liquidation costs	(413)
Increase in other liabilities	(997)
Total changes in net assets in liquidation	55,364

Net assets in liquidation, at September 30, 2020	$501,917
See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Two Months Ended	Three Months Ended	Eight Months Ended	Nine Months Ended
	August 31,	September 30,	August 31,	September 30,
	2020	2019	2020	2019
	(Under Going Concern Basis of Accounting - Note 1)
Revenues
Product revenue, net	$2,831	$5,856	$10,946	$15,860
Lease revenue	703	1,322	2,139	3,854
Service revenue	544	898	2,126	2,510
Royalties from Queen et al. patents	—	—	—	9
License and other	37	(45)	110	(48)
Total revenues	4,115	8,031	15,321	22,185
Operating expenses
Cost of product revenue (excluding intangible asset amortization)	1,127	4,765	6,626	13,494
Amortization of intangible assets	204	321	841	983
Severance and retention	2,400	—	24,713	—
General and administrative	7,224	10,062	29,695	27,067
Sales and marketing	835	1,545	3,322	4,980
Research and development	1,053	4,310	4,374	6,106
Total operating expenses	12,843	21,003	69,571	52,630
Operating loss from continuing operations	(8,728)	(12,972)	(54,250)	(30,445)
Non-operating expense, net
Interest and other income, net	26	1,460	608	4,984
Interest expense	(210)	(3,011)	(996)	(8,950)
Loss on investment	(5,576)	—	(5,576)	—
Gain on sale of intangible assets	—	3,476	—	3,476
Loss on extinguishment of convertible notes	—	(3,900)	(606)	(3,900)
Total non-operating expense, net	(5,760)	(1,975)	(6,570)	(4,390)
Loss from continuing operations before income taxes	(14,488)	(14,947)	(60,820)	(34,835)
Income tax benefit from continuing operations	(3,636)	(3,136)	(17,780)	(6,558)
Net loss from continuing operations	(10,852)	(11,811)	(43,040)	(28,277)
Income (loss) from discontinued operations before income taxes (including loss on classification as held for sale of zero and $28,904 for the two and eight months ended August 31, 2020, respectively)	191	(4,962)	(57,921)	18,555
Income tax (benefit) expense of discontinued operations	(15,045)	1,193	(23,006)	6,141
Income (loss) from discontinued operations	15,236	(6,155)	(34,915)	12,414
Net income (loss)	4,384	(17,966)	(77,955)	(15,863)
Less: Net loss attributable to noncontrolling interests	(14)	(182)	(659)	(340)
Net income (loss) attributable to PDL’s shareholders	$4,398	$(17,784)	$(77,296)	$(15,523)
Net income (loss) per share - basic
Net loss from continuing operations	$(0.10)	$(0.10)	$(0.36)	$(0.23)
Net income (loss) from discontinued operations	0.14	(0.06)	(0.30)	0.10
Net income (loss) attributable to PDL’s shareholders	$0.04	$(0.16)	$(0.66)	$(0.13)
Net income (loss) per share - diluted
Net loss from continuing operations	$(0.10)	$(0.10)	$(0.36)	$(0.23)
Net income (loss) from discontinued operations	0.14	(0.06)	(0.30)	0.10
Net income (loss) attributable to PDL’s shareholders	$0.04	$(0.16)	$(0.66)	$(0.13)
Weighted-average shares outstanding
Basic	113,889	112,986	118,001	119,966
Diluted	113,889	112,986	118,001	119,966
See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Two Months Ended	Three Months Ended	Eight Months Ended	Nine Months Ended
	August 31,	September 30,	August 31,	September 30,
	2020	2019	2020	2019
	(Under Going Concern Basis of Accounting - Note 1)
Net income (loss)	$4,384	$(17,966)	$(77,955)	$(15,863)

Other comprehensive income (loss), net of tax
Total other comprehensive income (loss), net of tax	—	—	—	—
Comprehensive income (loss)	4,384	(17,966)	(77,955)	(15,863)
Less: Comprehensive loss attributable to noncontrolling interests	(14)	(182)	(659)	(340)
Comprehensive income (loss) attributable to PDL’s shareholders	$4,398	$(17,784)	$(77,296)	$(15,523)

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	PDL Stockholders’ Equity
	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
	(Under Going Concern Basis of Accounting - Note 1)
Balance at December 31, 2019	124,302,616	$1,243	$—	$(78,875)	$670,832	$78	$593,278
Issuance of common stock, net of forfeitures	1,781,197	18	—	(18)	—	—	—
Stock-based compensation expense	—	—	—	14,453	—	—	14,453
Repurchase and retirement of common stock	(5,564,841)	(56)	(2,244)	—	(17,978)	—	(20,278)
Transfer of subsidiary shares to non-controlling interest	—	—	—	683	—	100	783
Extinguishment of convertible notes	—	—	—	(3,911)	—	—	(3,911)
Capped call transactions	—	—	—	801	—	—	801
Comprehensive loss:
Net loss	—	—	—	—	(31,723)	(288)	(32,011)
Total comprehensive loss	—	—	—	—	—	—	(32,011)
Balance at March 31, 2020	120,518,972	1,205	(2,244)	(66,867)	621,131	(110)	553,115
Issuance of common stock, net of forfeitures	183,903	2	—	458	—	—	460
Stock-based compensation expense	—	—	—	245	—	—	245
Repurchase and retirement of common stock	(6,758,147)	(68)	2,244	—	(21,267)	—	(19,091)
Noncash liquidating distribution (0.11591985 shares of Evofem Biosciences, Inc. common stock distributed per share of the Company’s common stock )	—	—	—	—	(64,400)	—	(64,400)
Comprehensive loss:
Net loss	—	—	—	—	(49,971)	(357)	(50,328)
Total comprehensive loss	—	—	—	—	—	—	(50,328)
Balance at June 30, 2020	113,944,728	1,139	—	(66,164)	485,493	(467)	420,001
Issuance of common stock, net of forfeitures	166,630	2	—	(2)	—	—	—
Stock-based compensation expense	—	—	—	829	—	—	829
Comprehensive loss:
Net income (loss)	—	—	—	—	4,398	(14)	4,384
Total comprehensive income	—	—	—	—	—	—	4,384
Balance at August 31, 2020	114,111,358	$1,141	$—	$(65,337)	$489,891	$(481)	$425,214

See accompanying notes.

	PDL Stockholders’ Equity
	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
	(Under Going Concern Basis of Accounting - Note 1)
Balance at December 31, 2018	136,512,522	$1,365	$(2,103)	$(98,030)	$828,547	$—	$729,779
Issuance of common stock, net of forfeitures	764,785	8	—	(8)	—	—	—
Stock-based compensation expense	—	—	—	1,169	—	—	1,169
Repurchase and retirement of common stock	(13,460,164)	(135)	613	—	(44,831)	—	(44,353)
Transfer of subsidiary shares to non-controlling interest	—	—	—	—	—	572	572
Comprehensive income:
Net income	—	—	—	—	6,680	(63)	6,617
Total comprehensive income	—	—	—	—	—	—	6,617
Balance at March 31, 2019	123,817,143	1,238	(1,490)	(96,869)	790,396	509	693,784
Issuance of common stock, net of forfeitures	37,996	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	2,175	—	—	2,175
Repurchase and retirement of common stock	(8,185,970)	(81)	944	—	(26,897)	—	(26,034)
Transfer of subsidiary shares to non-controlling interest	—	—	—	229	—	(216)	13
Comprehensive loss:
Net loss	—	—	—	—	(4,419)	(95)	(4,514)
Total comprehensive loss	—	—	—	—	—	—	(4,514)
Balance at June 30, 2019	115,669,169	1,157	(546)	(94,465)	759,080	198	665,424
Issuance of common stock, net of forfeitures	(18,061)	—	—	—	8	—	8
Stock-based compensation expense	—	—	—	2,059	—	—	2,059
Repurchase and retirement of common stock	(1,466,498)	(15)	546	—	(4,609)	—	(4,078)
Convertible Notes Exchange	—	—	—	(8,013)	—	—	(8,013)
Comprehensive loss:
Net loss	—	—	—	—	(17,784)	(182)	(17,966)
Total comprehensive loss	—	—	—	—	—	—	(17,966)
Balance at September 30, 2019	114,184,610	$1,142	$—	$(100,419)	$736,695	$16	$637,434

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Eight Months Ended August 31,	Nine Months Ended September 30,
	2020	2019
	(Under Going Concern Basis of Accounting - Note 1)
Cash flows from operating activities
Net loss	$(77,955)	$(15,863)
Less: (Loss) income from discontinued operations	(34,915)	12,414
Net loss from continuing operations	(43,040)	(28,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible notes conversion option and debt issuance costs	622	5,776
Accreted interest on convertible note principal	44	79
Amortization of intangible assets	841	983
Amortization of right-of-use assets	497	544
Loss on investment	5,576	—
Change in fair value of derivative assets	110	(48)
Gain on sale of intangible assets	—	(3,476)
Loss on extinguishment of convertible notes	606	—
Other amortization and depreciation	1,017	2,124
Loss on exchange of convertible notes	—	3,900
Loss on disposal of property and equipment	331	—
Stock-based compensation expense	18,802	5,192
Deferred income taxes	(18,723)	8,936
Changes in assets and liabilities:
Accounts receivable	3,344	1,462
Prepaid and other current assets	(29,875)	1,706
Inventory	(8,062)	(3,079)
Other assets	306	337
Accounts payable	371	6,502
Accrued liabilities	5,762	3,518
Other long-term liabilities	1,030	493
Net cash (used in) provided by operating activities - continuing operations	(60,441)	6,672
Net cash provided by (used in) operating activities - discontinued operations	28,318	(19,971)
Cash flows from investing activities
Settlement agreement cash received	7,500	—
Proceeds from the sale of intangible assets	—	5,000
Purchase of intangible assets	—	(1,700)
Property and equipment, net purchases	(221)	(504)
Net cash provided by investing activities - continuing operations	7,279	2,796
Net cash provided by (used in) investing activities - discontinued operations	38,966	(1,710)
Cash flows from financing activities
Proceeds from the exercise of stock options	461	—
Repurchase of convertible notes	(18,845)	—
Payment to exchange convertible notes	—	(7,451)
Net receipts (payments) for capped call transactions	801	(3,694)
Payment of contingent consideration	—	(1,071)
Repurchase of Company common stock	(39,373)	(75,891)
Net settlement of stock-based compensation awards	(3,462)	—
Net cash used in financing activities - continuing operations	(60,418)	(88,107)
Net cash used in financing activities - discontinued operations	(359)	—
Net decrease in cash and cash equivalents	(46,655)	(100,320)
Cash and cash equivalents at beginning of the period	193,451	394,590
Cash and cash equivalents at end of the period	146,796	294,270
Less: Cash and cash equivalents of discontinued operations	25,060	16,982
Cash and cash equivalents of continuing operations at end of period	$121,736	$277,288
Supplemental cash flow information
Cash refunded for income taxes	$(4)	$(2,685)
Cash paid for interest	$298	$2,063
Noncash liquidating distribution	$64,400	$—
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

Historically, the Company generated a substantial portion of its revenues through license agreements related to patents covering the humanization of antibodies, which it refers to as the Queen et al. patents. In 2012, the Company began providing alternative sources of capital through royalty monetizations and debt facilities, and, in 2016, the Company began acquiring commercial-stage products and launching specialized companies dedicated to the commercialization of these products first with its acquisition of branded prescription pharmaceutical drugs from Novartis AG, Novartis Pharma AG and Speedel Holding AG (collectively, “Novartis”) in 2016 and, in 2017, with the acquisition of LENSAR, Inc. (“LENSAR”), a medical device ophthalmology equipment manufacturing company. In 2019, it entered into a securities purchase agreement with Evofem Biosciences, Inc. (“Evofem”), pursuant to which it invested $60.0 million in a private placement of securities structured in two tranches. Evofem is a publicly-traded commercial-stage biopharmaceutical company committed to developing and commercializing innovative products to address unmet needs in women’s sexual and reproductive health. Evofem is leveraging its proprietary Multipurpose Vaginal pH Regulator (MVP-R™) platform for PhexxiTM (L-lactic acid, citric acid and potassium bitartrate) for hormone-free birth control.

Based on the composition of its investment portfolio, the Company historically structured its operations in four segments designated as Medical Devices, Strategic Positions, Pharmaceutical and Income Generating Assets. Following is a summary of the Company’s segments including those that have been classified as discontinued operations:

•The Company’s Medical Devices segment consists of revenue derived from the LENSAR® Laser System sales made by the Company’s subsidiary, LENSAR which may include equipment, Patient Interface Devices (“PIDs” or “consumables”), procedure licenses, training, installation, warranty and maintenance agreements.
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

In September 2019, the Company engaged financial and legal advisors and initiated a review of its strategy. This review was completed in December 2019 at which time the Company announced that it decided to halt the execution of its growth strategy, cease additional strategic transactions and investments and instead pursue a formal process to unlock value by monetizing its assets and returning net proceeds to stockholders (the “monetization strategy”). Pursuant to the Company’s monetization strategy, the Company does not expect to enter into any additional strategic investments. The Company further announced in December 2019 that it would explore a variety of potential transactions in connection with the monetization strategy, including a whole Company sale, divestiture of assets, spin-offs of operating entities, merger opportunities or a combination thereof. Over the subsequent months, the Company’s Board of Directors (the “Board”) and management analyzed, together with outside financial and legal advisors, how to best capture value pursuant to the monetization strategy and best return the value of the assets in its portfolio to its stockholders.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

During the first quarter of 2020, the Board approved a plan of complete liquidation (the “Plan of Liquidation”) and passed a resolution to seek stockholder approval to dissolve the Company as permitted by the General Corporation Law of the State of Delaware (the “DGCL”). The proposal was approved by stockholders on August 19, 2020 at the Company’s 2020 Annual Meeting of Stockholders. On November 5, 2020, our Board approved filing a Certificate of Dissolution with the Secretary of State of Delaware on January 4, 2021 (the “Final Record Date”) and proceeding to complete the dissolution process for the Company in accordance with the Delaware General Corporate Law. The liquidation and dissolution process will take a minimum of three years. However, the timing may be extended due to circumstances such as pending litigation or other factors that may affect the ability of the Company to wind down its business. Upon filing the Certificate of Dissolution on January 4, 2021 (the Final Record Date), we will close our stock transfer books. After such time, we will not record any further transfers of our common stock, except pursuant to the provisions of a deceased stockholder’s will, intestate succession, or by operation of law and we will not issue any new stock certificates, other than replacement certificates. In addition, after the Final Record Date, we will not issue any shares of our common stock upon exercise of outstanding stock options. As a result of the closing of our transfer books, it is anticipated that distributions, if any, made in connection with the dissolution will be made pro rata to the same stockholders of record as the stockholders of record as of the Final Record Date, and it is anticipated that no further trading of our common stock will occur after the Final Record Date. In accordance with our dissolution plan, we intend to begin the voluntary delisting process from the Nasdaq Stock Market exchange so that such delisting will occur at market close on December 31, 2020 and we do not anticipate transferring into OTC trading.

Pursuant to the Company’s monetization strategy, the Company explored a variety of potential transactions, including a whole Company sale, divestiture of assets, spin-offs of operating entities, merger opportunities or a combination. During the quarter ended March 31, 2020, the Company’s Pharmaceutical segment and the royalty right assets within the Income Generating Assets segment met the criteria to be classified as held for sale. Those investments are reported as discontinued operations on the Condensed Consolidated Statements of Operations for the two and eight months ended August 31, 2020 and for the three and nine months ended September 30, 2019, and as Assets and Liabilities held for sale on the Condensed Consolidated Balance Sheet as of December 31, 2019.

During the quarter ended June 30, 2020, the Evofem common stock held within the Strategic Positions segment was distributed to the Company’s stockholders and, as a result, the Strategic Positions segment and all investments included in the segment met the criteria to be classified as discontinued operations. Therefore, the Strategic Positions segment is also presented as discontinued operations on the Condensed Consolidated Statements of Operations. The Company continues to hold warrants to purchase shares of Evofem’s common stock.

In September 2020, the Company sold the Noden business, including its Noden Pharma USA, Inc. subsidiary (“Noden USA” and, together with Noden DAC, “Noden”) to a third party. Separately, the Company also sold three royalty right assets in August 2020 to a third party.

As a result of the approval of the Company’s stockholders to pursue dissolution of the Company pursuant to a plan of dissolution, the Company’s basis of accounting transitioned, effective September 1, 2020, from the going concern basis of accounting (“Going Concern Basis”) to the liquidation basis of accounting (“Liquidation Basis”) in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States. Under the Liquidation Basis, all assets are valued at the estimated amount of cash or other consideration that the Company expects to collect. Liabilities with specified, contractual amounts are measured in accordance with applicable GAAP and all other liabilities are stated at their estimated settlement amounts over the remaining estimated liquidation period. The assets and liabilities of LENSAR included in the Statement of Net Assets reflect the expected distribution value. LENSAR was spun-off on October 1, 2020. See Note 21, Subsequent Events, for additional information.

The accompanying unaudited Condensed Consolidated Financial Statements of PDL have been prepared in accordance with GAAP for interim financial information. The financial statements include all adjustments that management of the Company believes are necessary for a fair statement of the periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year.

The accompanying unaudited Condensed Consolidated Financial Statements and related financial information should be read in conjunction with the Company’s audited Consolidated Financial Statements and the related notes thereto for the fiscal year ended December 31, 2019, included in its Current Report on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) on June 29, 2020, which re-casts certain historical financial information from our 2019 Annual Report on Form 10-K to present the Pharmaceutical segment and the royalty right assets within the Income Generating Assets segment as

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

discontinued operations for all periods presented. The Condensed Consolidated Balance Sheet at December 31, 2019, included herein, has been derived from the audited Consolidated Financial Statements at that date, as adjusted to conform with the financial statement presentation as of and for the two and eight months ended August 31, 2020 as discussed in Note 3, Discontinued Operations Classified as Assets Held for Sale under Going Concern Basis, but does not include all disclosures required by GAAP.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying Notes to the Condensed Consolidated Financial Statements. The accounting estimates that require management’s most significant, difficult and subjective judgments include the estimated sales proceeds of our assets in liquidation and estimated settlement amounts of our liabilities as well as the estimated revenue and operating expenses during dissolution that are projected under the Liquidation Basis. Significant estimates include, the valuation of royalty rights, product revenue recognition and allowances for customer rebates, the valuation of notes receivable and inventory, the assessment of recoverability of intangible assets and their estimated useful lives, the valuation and recognition of stock-based compensation, the recognition and measurement of current and deferred income tax assets and liabilities, including amounts recoverable under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, and the valuation of warrants to acquire shares of common stock. Furthermore, the impact on accounting estimates and judgments on the Company’s financial condition and results of operations due to COVID-19 has introduced additional uncertainties. Actual results may differ materially from those estimates.

The Condensed Consolidated Financial Statements included herein include the accounts of the Company and its wholly-owned subsidiaries (up to the date of sale) and majority-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

The worldwide spread of coronavirus, or COVID-19, has created significant uncertainty in the global economy. There have been no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of COVID-19 and the extent to which COVID-19 impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict. If the financial markets or the overall economy are impacted for an extended period, the Company’s liquidity, revenues and assets may be adversely affected.

Significant Accounting Policies

Liquidation Basis of Accounting

Under the Liquidation Basis, the values of the Company's assets and liabilities include management's estimate of income to be generated from the remaining assets until the anticipated date of sale, estimated sales proceeds, estimates for operating expenses and expected amounts required to settle liabilities. The estimated liquidation values for assets derived from future revenue streams and asset sales and the settlement of estimated liabilities are reflected on the Condensed Consolidated Statement of Net Assets in Liquidation. The actual amounts realized could differ materially from the estimated amounts.

Assets Held for Sale

Assets and liabilities are classified as held for sale when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the assets; (2) the assets are available for immediate sale, in their present condition, subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the assets have been initiated; (4) the sale of the assets is probable and is expected to be completed within one year; (5) the assets are being actively marketed for a price that is reasonable in relation to their current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. When all of these criteria have been met, the assets and liabilities are classified as held for sale in the balance sheet. Assets classified as held for sale are reported at the lower of their carrying value or fair value less costs to sell. Depreciation and amortization of assets ceases upon designation as held for sale. The assets and liabilities held for sale as of December 31, 2019 are recorded on the Company’s Condensed Consolidated Balance Sheet as Assets held for sale and Liabilities held for sale, respectively.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Discontinued Operations

Discontinued operations comprise those activities that were disposed of during the period or which were classified as held for sale at the end of the period, represent a separate major line of business or geographical area that can be clearly distinguished for operational and financial reporting purposes and represent a strategic shift that has or will have a major effect on the Company’s operations and financial results. The profits and losses are presented on the Condensed Consolidated Statements of Operations as discontinued operations. See Note 3, Discontinued Operations Classified as Assets Held for Sale under Going Concern Basis, for additional information.

Severance and retention

After the Company announced its monetization strategy, it recognized that its ability to execute on its plan and optimize returns to its stockholders depended to a large extent on its ability to retain the necessary expertise to effectively transact with respect to its assets. On December 21, 2019, the Compensation Committee of the Board adopted a Wind Down Retention Plan in which the Company’s executive officers and other employees who are participants in the Company’s Severance Plan are eligible to participate. Under the Wind Down Retention Plan, participants are eligible to earn a retention benefit in consideration for their continued employment with the Company. The Wind Down Retention benefits are equivalent to previously disclosed compensation payments contemplated in connection with a change in control under the Company’s existing Severance Plan. Under the Wind Down Retention Plan, the Company is currently obligated to pay a retention benefit to each participant upon termination of the participant’s employment with the Company either by the Company without cause or by the participant for good reason. The retention benefit, if paid, would be in lieu of (and not in addition to) any other severance compensation that could become payable to the participant under the Company’s Severance Plan. In connection with the adoption of the Wind Down Retention Plan, a severance liability was being recorded over the remaining service period for the participating employees under the Going Concern Basis. Upon the adoption of the Liquidation Basis on September 1, 2020, all remaining estimated severance and retention costs were accrued. As of September 30, 2020, the Company has recorded a severance liability of $10.9 million, which is reported as Compensation and benefit costs on the Company’s Condensed Consolidated Statement of Net Assets. Expenses associated with severance payments and accruals are reflected in Severance and retention on the Company’s Condensed Consolidated Statements of Operations for the two and eight months ended August 31, 2020.

The Wind Down Retention Plan also provides that, consistent with the existing terms of the Company’s Amended and Restated 2005 Equity Incentive Plan (the “Equity Plan”), the vesting of all outstanding equity awards held by participants as of the date the Wind Down Retention Plan was adopted will be accelerated upon the earlier of: (i) a termination of the participant’s employment with the Company either by the Company without cause or by the participant for good reason or (ii) the consummation of a change in control (as defined in the Equity Plan) of the Company. In addition, the post-termination exercise period for all outstanding stock options will be extended until their expiration date. In connection with the Board adopting the Plan of Liquidation in the first quarter of 2020, all of the outstanding and unvested stock options and restricted stock granted to the Company’s employees and executive officers, with the exception of certain outstanding awards under the 2016/20 Long-Term Incentive Plan, accelerated and vested under the change in control definition in the Equity Plan. The expense associated with the accelerated vesting, totaling $15.7 million is reported as Severance and retention on the Company’s Condensed Consolidated Statements of Operations for the two and eight months ended August 31, 2020.

For a discussion of other accounting policies, refer to the Company’s Current Report on Form 8-K for the fiscal year ended December 31, 2019. Summarized below are the accounting pronouncements and policies adopted subsequent to December 31, 2019 in addition to those described above.

Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The guidance amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. The Company adopted ASU No. 2016-13 on January 1, 2020 using a modified retrospective approach. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. As a consequence of adopting ASU 2016-13, the Company’s accounts receivable accounting policy has been updated, as follows:

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

As a result of the COVID-19 pandemic, LENSAR entered into agreements with 23 customers through which LENSAR agreed to waive monthly rental and minimum monthly license fees ranging from one to four months for an aggregate of $0.9 million of revenue for the eight months ended August 31, 2020, consisting of $0.5 million in Product revenue, $0.3 million in Lease revenue, and $0.1 million in Service revenue. In return for these concessions the related contracts were extended by the same number of months waived. No amounts of accounts receivable or notes receivable were deemed uncollectible due to COVID-19 during the 2020 periods presented herein; however, the Company considered the effects of COVID-19 in estimating its credit losses for the period.

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

2. Net Assets in Liquidation

Upon adoption of the Liquidation Basis on September 1, 2020, the Company has estimated the net assets in liquidation, which represents the expected future cash flows related to the remaining assets and estimated liabilities and operating costs through dissolution. The actual cash inflows and outflows may differ from the estimated amounts.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(in thousands)
Consolidated Net Equity, as of August 31, 2020	$425,214

Effect of adopting the liquidation basis of accounting:
Change in the estimated value of royalty rights (1)	13,770
Change in the receivable from the sale of Noden (2)	9,056
Increase in intangible assets (3)	28,702
Change in the estimated value of other assets (4)	(4,813)
Estimated liquidation and future operating costs (5)	(25,376)
Total effect of adopting the liquidation basis of accounting	21,339

Net assets in liquidation, as of September 1, 2020	$446,553

(1) The royalty assets, consisting of Assertio and University of Michigan (“U-M”), are valued using undiscounted estimated cash receipts until the estimated date of sale plus a discounted value of the remaining estimated cash flows to determine the expected cash consideration from such sale. Previously, under the going concern basis of accounting, royalty assets were valued using discounted cash flow models, see Note 7, Fair Value Measurements.

(in thousands)	August 31, 2020	September 1, 2020	Change
	(Going Concern Basis)	(Liquidation Basis)

Assertio	$200,463	$211,626	$11,163
U-M	17,450	20,057	2,607
Total	$217,913	$231,683	$13,770

(2) Adjustments reflect Liquidation Basis which does not discount future estimated cash receipts. Previously, under the going concern basis of accounting we had estimated the fair value of Noden, as an asset held for sale, using a discounted cash flow model, see Note 7, Fair Value Measurements.
(3) The increase in intangible assets represents the difference between the existing assets and liabilities of LENSAR upon adoption of liquidation basis of accounting and its enterprise value that will be distributed to PDL shareholders in the spin-off. The enterprise value was determined through an analysis of comparable public companies combined with cash flow forecasts. Also see Note 10, Intangible Assets and Note 21, Subsequent Events.
(4) Adjustments to other assets include a liquidity discount for the Evofem warrants and the write-off of certain assets that will not be converted to cash such as prepaid expenses, fixed assets and right of use assets.
(5) Represents estimated future expenses related to operating the business through dissolution and settlement of future liabilities including estimated costs to dispose of our assets. Some of the estimated costs to dispose of our assets had already been accrued under the Going Concern Basis and were presented net with our assets held for sale.

3. Discontinued Operations Classified as Assets and Liabilities Held for Sale under Going Concern Basis

As a result of the above-described monetization strategy and subsequent efforts to monetize the Company’s key assets, representing a strategic shift in the operations of the Company, the assets held for sale and discontinued operations criteria were met for the Company’s royalty assets (included in the Income Generating Assets segment) and its Noden subsidiaries (Pharmaceutical segment) during the first quarter of 2020. The discontinued operations criteria were met for the Company’s investment in Evofem (Strategic Positions segment) during the second quarter of 2020 after the Company distributed all of its shares of common stock of Evofem to the Company’s stockholders. The historical financial results of the investment in Evofem, royalty assets and Noden are reflected in the Company’s consolidated financial statements as discontinued operations for all Going Concern Basis periods presented herein, and assets and liabilities were retrospectively reclassified as assets and liabilities held for sale.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

On July 30, 2020, the Company signed a definitive agreement for the sale of the Company’s interest in Noden DAC and Noden USA to CAT Capital Bidco Limited (“Stanley Capital”). In accordance with the terms of the agreement, the Company will receive consideration of up to $52.8 million. Stanley Capital made an initial cash payment to the Company of $12.2 million on the September 9, 2020 closing date. The Company is also entitled to recover $0.5 million related to value-added tax (“VAT”) for inventory purchases from Novartis. The agreement provides for an additional $33.0 million to be paid to the Company in twelve equal quarterly installments from January 2021 to October 2023. An additional $3.9 million will be paid in four equal quarterly installments from January 2023 to October 2023. The agreement also provides for the potential for additional contingent payments to the Company. The Company is entitled to receive $2.5 million upon Stanley Capital or any of its affiliates entering into a binding agreement for a specified transaction within one year of the closing date. The Company is also entitled to 50% of a license fee from a third party distributor within 10 days of receipt by Noden. Upon closing, the Company recorded a gain of $0.2 million. In connection with the closing of the transaction, the guaranty agreement between Novartis and the Company which guaranteed certain payments owed to Novartis by Noden was terminated.

On August 31, 2020, the Company announced the signing and closing of a definitive agreement for the sale of its royalty interests for Kybella®, Zalviso®, and Coflex® to SWK Funding, LLC, a wholly owned subsidiary of SWK Holdings Corporation, for $4.35 million in cash.

Components of amounts reflected in Income (loss) from discontinued operations on the Company’s Condensed Consolidated Statement of Operations are as follows:

	Two Months Ended	Three Months Ended	Eight Months Ended	Nine Months Ended
	August 31,	September 30,	August 31,	September 30,
(in thousands)	2020	2019	2020	2019
Revenues
Product revenue, net	$6,281	$12,269	$29,479	$42,644
Royalty rights - change in fair value	(1,893)	23,865	(8,804)	(4,277)
Total revenues	4,388	36,134	20,675	38,367
Operating expenses
Cost of product revenue (excluding intangible asset amortization)	3,894	10,268	17,576	26,697
Amortization of intangible assets	—	1,253	389	3,760
General and administrative	1,540	2,029	6,105	5,969
Sales and marketing	59	168	257	1,536
Research and development	—	—	—	(41)
Total operating expenses	5,493	13,718	24,327	37,921
Operating (loss) income from discontinued operations	(1,105)	22,416	(3,652)	446
Non-operating income (expense), net
Equity affiliate - change in fair value	1,296	(27,378)	(25,365)	18,109
Loss on classification as held for sale	—	—	(28,904)	—
Total non-operating income (expense), net	1,296	(27,378)	(54,269)	18,109
Income (loss) from discontinued operations before income taxes	191	(4,962)	(57,921)	18,555
Income tax (benefit) expense from discontinued operations	(15,045)	1,193	(23,006)	6,141
Income (loss) from discontinued operations	$15,236	$(6,155)	$(34,915)	$12,414

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The carrying amounts of the major classes of assets reported as “Assets held for sale” on the Company’s Condensed Consolidated Balance Sheet consisted of the following:

(in thousands)	December 31, 2019

Cash and cash equivalents (1)	$24,469
Accounts receivable, net	6,993
Inventory	31,712
Prepaid and other current assets	7,192
Property and equipment, net	2,960
Royalty rights - at fair value	266,196
Investment in equity affiliate	82,267
Intangible assets, net	10,112
Other assets	15,956
Total assets held for sale	$447,857
________________
(1) Cash and cash equivalents represent balances maintained by Noden as of December 31, 2019, which were retained by the buyer upon the sale of the Noden business and used to settle the commitment with Novartis as further described in Note 14, Commitments and Contingencies.

The carrying amounts of the major classes of liabilities reported as “Liabilities held for sale” on the Company’s Condensed Consolidated Balance Sheet consisted of the following:

(in thousands)	December 31, 2019

Accounts payable	$14,695
Accrued liabilities	16,400
Other long-term liabilities	120
Total liabilities held for sale	$31,215

4. Investment in Evofem Biosciences, Inc.

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

Following the distribution, the Company continues to hold warrants to purchase up to 3,333,334 shares of Evofem common stock. As of September 30, 2020, the Evofem warrants were valued under the Liquidation Basis at $2.5 million and are classified as “Other assets” on the Company’s Condensed Consolidated Statement of Net Assets. The Evofem common stock

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

and the Evofem warrants are included in “Long-term assets held for sale” on the Company’s December 31, 2019 Condensed Consolidated Balance Sheet. See Note 3, Discontinued Operations Classified as Assets Held for Sale under Going Concern Basis, for additional information.

For the eight months ended August 31, 2020, the Company recorded a loss of $17.9 million in Income (loss) from discontinued operations before income taxes on the Company’s Condensed, Consolidated Statement of Operations for the change in fair value of the Evofem common stock.

For the two and eight months ended August 31, 2020, the Company recorded an unrealized gain of $1.3 million and an unrealized loss of $7.5 million, respectively, for the change in fair value of the Evofem warrants. These amounts are included in Income (loss) from discontinued operations before income taxes on the Company’s Condensed, Consolidated Statements of Operations.

5. Cash and Cash Equivalents

As of September 30, 2020 and December 31, 2019, the Company had invested its excess cash balances primarily in cash and money market funds. The fair values of cash equivalents approximate their carrying values due to the short-term nature of such financial instruments.

The following table summarizes the Company’s cash and cash equivalents by significant investment category reported as cash and cash equivalents on the Condensed Consolidated Statement of Net Assets and the Condensed Consolidated Balance Sheet as of September 30, 2020 and December 31, 2019, respectively:

(in thousands)	September 30, 2020	December 31, 2019
	(Liquidation Basis)	(Going Concern Basis)

Cash (1) (2)	$74,580	$37,718
Money market funds	51,156	131,264
Total	$125,736	$168,982
________________
(1) The December 31, 2019 cash amount excludes $24.5 million of cash at Noden classified as held for sale. See Note 3, Discontinued Operations Classified as Assets Held for Sale under Going Concern Basis, for additional information.
(2) The table above includes amounts held by LENSAR which was spun-off on October 1, 2020. See Note 21, Subsequent Events, for additional information.

6. Inventories

Inventories consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
	(Liquidation Basis)	(Going Concern Basis)

Raw materials	$3,840	$3,739
Work in process	2,039	1,170
Finished goods	7,806	3,152
Total inventory (1) (2)	$13,685	$8,061
____________
(1) The December 31, 2019 amounts presented above exclude $31.7 million of inventory in aggregate at Noden classified as held for sale. See Note 3, Discontinued Operations Classified as Assets Held for Sale under Going Concern Basis, for additional information.
(2) The table above includes amounts held by LENSAR which was spun-off on October 1, 2020. See Note 21, Subsequent Events, for additional information.

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

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table presents the fair value of the Company’s financial instruments measured at fair value on a recurring basis by level within the valuation hierarchy under the Going Concern Basis:

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total

Financial assets:
Money market funds	$131,264	$—	$—	$131,264
Corporate securities(1)	82,267	—	—	82,267
Warrants(2)	—	14,152	—	14,152
Royalty rights - at fair value (3)	—	—	266,196	266,196
Total	$213,531	$14,152	$266,196	$493,879
___________________
(1)     Corporate securities are classified as “Long-term assets held for sale” on the December 31, 2019 Condensed Consolidated Balance Sheet.
(2)     Warrants consist of Evofem warrants, which are classified as “Long-term assets held for sale” and CareView Communications, Inc. (“CareView”) warrants, classified as “Other assets” on the Condensed Consolidated Balance Sheet as of December 31, 2019.
(3)     Royalty rights are classified as “Long-term assets held for sale” on the Condensed Consolidated Balance Sheet as of December 31, 2019.

Money Market Funds - The fair values of cash equivalents approximate their carrying values due to the short-term nature of such financial instruments.

Corporate Securities - Corporate securities consisted of common stock shares of Evofem, a commercial-stage biopharmaceutical company listed on Nasdaq (EVFM). For additional information, see Note 3, Discontinued Operations Classified as Assets Held for Sale under Going Concern Basis, and Note 4, Investment in Evofem Biosciences, Inc.

Warrants - Warrants consist of rights to purchase shares of common stock in Evofem and CareView, see Note 3, Discontinued Operations Classified as Assets Held for Sale under Going Concern Basis, Note 4, Investment in Evofem Biosciences, Inc. and Note 8, Notes and Other Long-Term Receivables. The fair value of the warrants is based upon recently quoted market prices of the underlying equity security and the Black-Scholes option pricing model and adjusted by an estimated discount to sell.

Royalty Rights - At Fair Value

During the quarter ended March 31, 2020, it was determined that the Company’s royalty assets met the criteria as an asset held for sale, see Note 3, Discontinued Operations Classified as Assets Held for Sale under Going Concern Basis. Assets classified as held for sale are reported at the lower of their carrying value or fair value less costs to sale under the Going Concern Basis.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Company historically accounted for such royalty rights assets at fair value, which, as discussed below, primarily reflected the expected future cash to be received but did not consider the expected costs to sell the assets. The Company’s royalty assets are comprised of several separate and distinct royalty rights.

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

The rights acquired include Assertio’s royalty and milestone payments accruing from and after October 1, 2013: (a) from Santarus, Inc., which was subsequently acquired by Salix Pharmaceuticals, Inc., which itself was acquired by Valeant Pharmaceuticals International, Inc. (“Valeant”), which, in July 2018, changed its name to Bausch Health Companies Inc. (“Bausch Health”) with respect to sales of Glumetza (metformin HCL extended-release tablets) in the United States; (b) from Merck & Co., Inc. with respect to sales of Janumet® XR (sitagliptin and metformin HCL extended-release tablets); (c) from Janssen Pharmaceutica N.V. with respect to potential future development milestones and sales of its approved fixed-dose combination of Invokana® (canagliflozin, a sodium glucose cotransporter 2 (SGLT2) inhibitor) and extended-release metformin tablets, marketed as Invokamet XR®; (d) from Boehringer Ingelheim and Eli Lilly (“Lilly”) and Company with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to Assertio’s license agreement with Boehringer Ingelheim, including its approved products, Jentadueto XR® and Synjardy XR®; and (e) from LG Chem, Ltd. and Bausch Health for sales of extended-release metformin tablets in Korea and Canada, respectively.

In February 2013, a generic equivalent to Glumetza was approved by the U.S. Food and Drug Administration (“FDA”) and in August 2016, two additional generic equivalents to Glumetza were approved by the FDA. In February 2016, Lupin Pharmaceuticals, Inc., in August 2017, Teva Pharmaceutical Industries Ltd., and in July 2018, Sun Pharmaceutical, Inc. (“Sun”) each launched a generic equivalent approved product. In May 2017, the Company received notification that a subsidiary of Valeant had launched an authorized generic equivalent product in February 2017, and the Company received royalties on such authorized generic equivalent product under the same terms as the branded Glumetza product, retroactive to February 2017. The Company continues to monitor whether the generic competition further affects sales of Glumetza and thus royalties on such sales paid to the Company, and the impact of the launched authorized generic equivalent. Due to the uncertainty around Bausch Health’s marketing and pricing strategy, as well as Sun’s generic product and limited historical demand data after generic market entrance, the Company may need to further evaluate future cash flows in the event of more rapid reduction or increase in market share of Glumetza and its authorized generic equivalent product and/or a further erosion in net pricing.

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

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

As of December 31, 2018, in conjunction with the amendment described above, the Company was provided the power to direct the activities of Depo DR Sub, LLC and is the primary beneficiary of Depo DR Sub, LLC; therefore, Depo DR Sub, LLC is subject to consolidation by the Company. As of December 31, 2019 and the current periods, Depo DR Sub, LLC did not have any assets or liabilities of value for consolidation with the Company.

The financial asset acquired represents a single unit of accounting. Under Going Concern Basis, this financial asset is classified as a Level 3 asset as of December 31, 2019 within the fair value hierarchy, as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future commercialization for products not yet approved by regulatory agencies outside of the United States. The estimated fair value of the financial asset acquired was determined by using a discounted cash flow analysis related to the expected amount and timing future cash flows to be generated by each licensed product. The discounted cash flows are based upon expected royalties from sales of licensed products over approximately an eight-year period. Significant judgment is required in selecting appropriate discount rates. The discount rates utilized range from 10% to 24%. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. The Company periodically assesses the expected future cash flows and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than the original estimates, the Company will adjust the estimated value of the asset. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary.

Refer to Note 2, Net Assets in Liquidation, for a discussion of the valuation of Assertio under the Liquidation Basis of accounting.

Viscogliosi Brothers Royalty Agreement

On June 26, 2014, the Company entered into a Royalty Purchase and Sale Agreement (the “VB Royalty Agreement”) with Viscogliosi Brothers, LLC (“VB”), whereby VB conveyed to the Company the right to receive royalties payable on sales of a spinal implant that received pre-market approval from the FDA held by VB and commercialized by Paradigm Spine, LLC (“Paradigm Spine”) in exchange for a $15.5 million cash payment, less fees. Paradigm Spine was acquired in March 2019 by RTI Surgical Holdings, Inc.

The royalty rights acquired include royalties accruing from and after April 1, 2014. Under the terms of the VB Royalty Agreement, the Company was eligible to receive all royalty payments due to VB pursuant to certain technology transfer agreements between VB and Paradigm Spine until the Company received payments equal to 2.3 times the cash payment made to VB, after which all rights to receive royalties would be returned to VB. VB’s ability to repurchase the royalty right for a specified amount expired on June 26, 2018.

In August 2020, the Company sold the royalty rights to a third-party for $4.2 million. No gain or loss was recognized on the date of sale due to an adjustment to the royalty rights fair value in the prior quarter that was informed by bids received.

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

The estimated fair value of the royalty right at December 31, 2019 was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. Under Going Concern Basis, this asset was classified as a Level 3 asset as the Company’s valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The estimated fair value of the financial asset acquired was determined by using a discounted cash flow analysis related to the expected amount and timing of future cash flows. The discounted cash flow was

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

based upon expected royalties from sales of licensed product over approximately a two-year period. Significant judgment is required in selecting the appropriate discount rate. The discount rate utilized was approximately 12.8%. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from the Company’s estimates. An evaluation of those estimates is performed in each reporting period. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary.

Refer to Note 2, Net Assets in Liquidation, for a discussion of the valuation of the U-M Royalty Agreement under the Liquidation Basis of accounting.

AcelRx Royalty Agreement

On September 18, 2015, the Company entered into a royalty interest assignment agreement (the “AcelRx Royalty Agreement”) with ARPI LLC, a wholly-owned subsidiary of AcelRx Pharmaceuticals, Inc. (“AcelRx”), whereby the Company acquired the rights to receive a portion of the royalties and certain milestone payments on sales of Zalviso® (sufentanil sublingual tablet system) in the EU, Switzerland and Australia by AcelRx’s commercial partner, Grünenthal, in exchange for a $65.0 million cash payment. Under the terms of the AcelRx Royalty Agreement, the Company was eligible to receive 75% of all royalty payments and 80% of the first four commercial milestone payments due under AcelRx’s license agreement with Grünenthal until the earlier to occur of (i) receipt by the Company of payments equal to three times the cash payments made to AcelRx and (ii) the expiration of the licensed patents. Zalviso received marketing approval by the European Commission in September 2015. Grünenthal launched Zalviso in the second quarter of 2016 and the Company started to receive royalties in the third quarter of 2016. On May 15, 2020, AcelRx received notice that the product marketer of Zalviso, Grünenthal GmbH, would exercise its right to terminate the license agreement with AcelRx, effective as of 180 days from the date of the notice. AcelRx is obligated to use commercially reasonable efforts to find a new license agreement under the terms no less favorable than those in the license with Grünenthal.

In August 2020, the Company sold the asset to a third-party for zero consideration. No gain or loss was recognized on the date of sale, due to an adjustment to the royalty rights fair value in the prior quarter that resulted from the notification that the license agreement was terminated by the marketer of the product.

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

In August 2020, the Company sold the asset to a third-party for $0.2 million. No gain or loss was recognized on the date of sale, due to an adjustment to the royalty rights fair value in the prior quarter that was informed by bids received.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following tables summarize the changes in Level 3 Royalty Right Assets and the gains and losses included in earnings for the eight months ended August 31, 2020 under the Going Concern Basis:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Royalty Right Assets

(in thousands)	Royalty Rights - At Fair Value
Fair value as of December 31, 2019		$266,196

Total net change in fair value for the period
Change in fair value of royalty rights - at fair value	(8,804)
Cash received from royalty rights	(35,129)
Total net change in fair value for the period		(43,933)
Sale of royalty rights		(4,350)

Fair value as of August 31, 2020		$217,913

The table above does not include the aggregate remaining estimated cost to sell the royalty right assets of $4.6 million.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Royalty Right Assets

	Fair Value as of	Sale of	Royalty Rights -	Fair Value as of
(in thousands)	December 31, 2019	Royalty Rights (1)	Change in Fair Value	August 31, 2020 (2)

Assertio	$218,672	$—	$(18,209)	$200,463
VB	13,590	(4,182)	(9,408)	—
U-M	20,398	—	(2,948)	17,450
AcelRx	12,952	—	(12,952)	—
KYBELLA	584	(168)	(416)	—
	$266,196	$(4,350)	$(43,933)	$217,913
________________
(1) In August 2020 the Company sold the royalty rights to VB, AcelRx, and KYBELLA to a third party.
(2) Excludes the aggregate remaining estimated costs to sell of $4.6 million.

Assets/Liabilities Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets consist of long-lived assets, including property and equipment and intangible assets and the shares of AEON BioPharma, Inc. (“AEON”) and Alphaeon 1, LLC, (formerly collectively referred to as “Alphaeon” and currently and collectively referred to as “AEON”), common stock, received in connection with the loans made to LENSAR by the Company prior to its acquisition of LENSAR. The Company’s carrying values of the 1.7 million shares of AEON common stock as of December 31, 2019 under Going Concern Basis was $6.6 million based on an estimated per share value of $3.84, which was established by a valuation performed when the shares were acquired. The value of the Company’s investment in AEON is not readily determinable as AEON’s shares are not publicly traded. Under the Going Concern Basis, the Company evaluated the fair value of this investment by performing a qualitative assessment each reporting period. If the results of this qualitative assessment indicate that the fair value was less than the carrying value, the investment is written down to its fair value. Based on additional financial information received from AEON, the Company performed an analysis on August 31, 2020 and concluded the investment was impaired and wrote it down to $1.0 million. The loss is reported as Loss on investment on the Company’s Condensed Consolidated Statement of Operations. This investment is included in Other Assets on the Company’s Condensed Consolidated Statement of Net Assets as of September 30, 2020 and as Other long-term assets on the December 31, 2019 Condensed Consolidated Balance Sheet. For additional information on the AEON investment, see Note 8, Notes and Other Long-Term Receivables.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

During the quarter ended March 31, 2020, it was determined that Noden met the criteria as an asset held for sale. As a result of the Company’s analysis of the fair value of Noden, the Company recorded a loss on classification as held for sale of $6.7 million during the quarter ended March 31, 2020 of which $1.8 million related to the estimated costs to sell Noden and $4.9 million related to the difference in carrying value versus fair value. The fair value calculation was made using a discounted cash flow model, utilizing a discount rate of approximately 19%, and included level 3 inputs. During the quarter ended June 30, 2020, the Company recorded an additional loss of $16.8 million related primarily to the difference in carrying value and fair value. The reduction in fair value reflected lower estimated sales proceeds as informed by the Company’s sales process. At June 30, 2020, the fair value calculation was made using a discounted cash flow model, utilizing a discount rate of approximately 17%, and included level 3 inputs. For information on the sale of the business in September 2020, see Note 3, Discontinued Operations Classified as Assets Held for Sale under Going Concern Basis.

Assets/Liabilities Not Subject to Fair Value Recognition

The Company has two notes receivable assets with an aggregate carrying value of $52.1 million as of December 31, 2019 under the Going Concern Basis. The estimated fair value of these notes receivable of $57.3 million exceeded the carrying value as of December 31, 2019. The notes receivable were classified under the Going Concern Basis as Level 3 in the fair value hierarchy as the Company’s valuations utilized significant unobservable inputs, including estimates of future revenues, discount rates, expectations about settlement, terminal values, required yield and the value of underlying collateral. The Company engages third-party valuation experts when deemed necessary to assist in evaluating its investments and the related inputs needed to estimate the fair value of certain investments.

As of December 31, 2019 under the Going Concern Basis, the estimated fair value of the CareView note receivable was determined using a liquidation analysis. A liquidation analysis considers the asset side of the balance sheet and adjusts the value in accordance with the relative risk associated with the asset and the probable liquidation value. The asset recovery rates varied by asset. As of December 31, 2019 under the Going Concern Basis, the estimated fair value of the Wellstat Diagnostics note receivable was determined by using an asset approach and discounted cash flow model related to the underlying collateral and adjusted to consider estimated costs to sell the asset.

The Company’s liabilities not subject to fair value recognition under the Going Concern Basis consist of its 2021 and 2024 convertible notes. The fair values of the Company’s convertible senior notes were determined using quoted market pricing and were classified as Level 2 in the fair value hierarchy. The aggregate carrying value of the convertible notes was $27.3 million as of December 31, 2019. The aggregate fair values of the convertible notes was $33.9 million as of December 31, 2019.

The following table represents significant unobservable inputs used in determining the estimated fair value of the Wellstat Diagnostics note receivable investment under the Going Concern Basis:

Asset	Valuation Technique	Unobservable Input	December 31, 2019

Wellstat Diagnostics
Wellstat Guarantors intellectual property	Income Approach
		Discount rate	12%
		Undiscounted royalty amount	$21 million
Settlement Amount	Income Approach
		Discount rate	15%
		Undiscounted settlement amount	$28 million
Real Estate Property	Market Approach
		Annual appreciation rate	—%
		Estimated realtor fee	6%
		Undiscounted market value	$16 million

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

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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

Effective April 1, 2014, and as a result of the event of default, the Company determined the loan to be impaired and it ceased to accrue interest revenue. As of December 31, 2019, it was determined that an allowance on the carrying value of the note was not necessary, as the Company believed the value of the collateral securing Wellstat Diagnostics’ obligations is in-line with the carrying value of the asset and was sufficient to enable the Company to recover the carrying value at December 31, 2019 of $50.2 million.

In August 2020, the Company entered into a settlement agreement (the “Settlement Agreement”) with related entities of Defined Diagnostics, LLC resolving litigation relating to loans made to Wellstat Diagnostics by the Company. Wellstat paid the company an amount of $7.5 million upon the signing of the Settlement Agreement and must pay either (1) $5.0 million by February 10, 2021 and $55.0 million by July 26, 2021; or (2) $67.5 million by July 26, 2021. Further under the terms of the Settlement Agreement, upon payment of either $5.0 million prior to April 21, 2021 or completion of the payment of $67.5 million by July 26, 2021, the Company will transfer to Wellstat Diagnostics on an "as is" and "where is" basis certain assets currently owned by the Company which were obtained through the Company's credit bid in 2017 for the assets of Wellstat Diagnostics. If the Wellstat Parties fail to make payment in full by July 26, 2021, the Company shall be authorized to record and confess judgment against the Wellstat Parties for an amount of $92.5 million or such lesser amount as may be owed under the Settlement Agreement. The $7.5 million initial signing payment was received by the Company in August 2020. The Company’s Settlement Agreement with Defined Diagnostics, LLC and related entities also settled its disputes with Hyperion (a Wellstat Diagnostics Guarantor).

As of September 30, 2020 under the Liquidation Basis, the estimated realizable value of $51.4 million has been reflected as “Notes Receivable” on the Company’s Condensed Consolidated Statement of Net Assets.

CareView Credit Agreement

On June 26, 2015, the Company entered into a credit agreement with CareView, under which the Company made available to CareView up to $40.0 million in loans comprised of two tranches of $20.0 million each, subject to CareView’s attainment of specified milestones relating to the placement of CareView Systems. On October 7, 2015, the Company and CareView entered into an amendment of the credit agreement to modify certain definitions related to the first and second tranche milestones and the Company funded the first tranche of $20.0 million, net of fees, based on CareView’s attainment of the first milestone, as amended. The second $20.0 million tranche was not funded due to CareView’s failure to achieve the related funding milestones and there is no additional funding obligation due from the Company. Outstanding borrowings under the credit agreement bear interest at the rate of 13.5% per annum and are payable quarterly in arrears. The CareView note receivable is secured by substantially all assets of, and equity interests in CareView’s subsidiaries.

As part of the original credit agreement, the Company received a warrant to purchase approximately 4.4 million shares of common stock of CareView at an exercise price of $0.45 per share. The Company has accounted for the warrant as a derivative asset with an offsetting credit as debt discount. At each reporting period under the Going Concern Basis the warrant was marked to market for changes in fair value.

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

In September 2018, the Company entered into an amendment to the February 2018 Modification Agreement with CareView whereby the Company agreed, effective as of September 28, 2018, that a lower liquidity covenant would be applicable. In December 2018, the Company further modified the loan by agreeing that (i) a lower liquidity covenant would be applicable, (ii) the first principal payment would be deferred until January 31, 2019, and (iii) the scheduled interest payment due December 31, 2018 would be deferred until January 31, 2019. In December 2018, and in consideration of the further modification to the credit agreement, the Company completed an impairment analysis and determined that the note was impaired and recorded an impairment loss of $8.2 million. As of March 31, 2019, the principal repayment and interest payments were deferred until April 30, 2019. The principal repayment and interest payment were subsequently deferred until May 15, 2019 under additional amendments. In May 2019, and in consideration of additional capital raised by CareView, the Company further modified the loan by agreeing that (i) the first principal and interest payments would be deferred until September 30, 2019 and (ii) the remaining liquidity covenant would be removed. In September 2019, the Company further modified the loan by agreeing that the first principal and interest payments would be deferred, and (iii) the interest rate would be increased to 15.5%. Pursuant to further amendments to the February 2018 Modification Agreement in September 2019, December 2019, January 2020, April 2020, and September 2020, the Company agreed to defer principal and interest payments until November 30, 2020. For additional information see Note 7, Fair Value Measurements.

In December 2019, and in consideration of the further modification to the credit agreement and February 2018 Modification Agreement, the Company updated its impairment analysis and determined that an additional impairment was necessary and recorded an impairment loss of $10.8 million. At September 30, 2020, the Company estimated the value of the warrant to be $0.1 million.

9. Leases

Lessor arrangements

The Company has operating leases for medical device equipment generated from its medical devices segment. The components of Lease revenue are as follows:

		Two Months Ended	Three Months Ended	Eight Months Ended	Nine Months Ended
		August 31,	September 30,	August 31,	September 30,
(in thousands)	Classification	2020	2019	2020	2019

Operating lease income	Lease revenue	$703	$1,322	$2,139	$3,854

Lessee arrangements

The Company has operating leases for corporate offices and certain equipment. On August 20, 2020, LENSAR amended its lease for corporate offices pursuant to which the term of the lease was extended through November 30, 2027 commencing on September 1, 2020. The lease amendment constitutes a modification as it extends the original lease term, which requires evaluation of the remeasurement of the lease liability and corresponding right-of-use-asset. The reassessment resulted in continuing to classify the lease as an operating lease and remeasurement of the lease liability on the basis of the extended lease term and the incremental borrowing rate at the effective date of modification of 10%. The remeasurement for the modification resulted in an increase to the lease liability and the right-of-use-asset of $3.3 million.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Following the change, the Company's future minimum lease payments under non-cancellable leases as of September 30, 2020 were as follows (in thousands):

Fiscal Year	Amount

Remainder of 2020	$88
2021	704
2022	613
2023	552
2024 and thereafter	2,309
Total operating lease payments	4,266
Less: imputed interest	(121)
Total operating lease liabilities	$4,145

On October 1, 2020, the Company spun off the LENSAR business. See Note 21, Subsequent Events, for additional information.

10. Intangible Assets

The Company acquired certain intangible assets (customer relationships, acquired technology and acquired trademarks) as part of its acquisition of LENSAR in May 2017. They were being amortized on a straight-line basis over a weighted-average period of 15 years. The intangible assets for customer relationships were being amortized using a double-declining method of amortization as such method better represents the economic benefits to be obtained.

Subsequent to the May 2017 acquisition, LENSAR further acquired certain intangible assets for customer relationships from a domestic distributor in an asset acquisition, which were being amortized on a straight-line basis over a period of 10 years.
LENSAR also acquired certain intangible assets from a medical technology company in an assets acquisition, which were being amortized on a straight-line basis over a period of 15 years.

The components of intangible assets as of December 31, 2019 were as follows:

	December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Finite-lived intangible assets:
Customer relationships	$4,045	$(884)	$3,161
Acquired technology	11,500	(1,741)	9,759
Acquired trademarks	570	(304)	266
Total	$16,115	$(2,929)	$13,186

Intangible assets of $42.1 million at September 30, 2020 reflect the estimated value of LENSAR under the liquidation basis of accounting. These assets, which relate in their entirety to LENSAR, represent customer relationships, acquired technology and acquired trademarks, as well as previously expensed research and development costs incurred to develop the current LENSAR Laser system and the next-generation ALLY system. These research and development costs were previously required to be expensed as incurred under the going concern basis of accounting.

LENSAR was spun-off on October 1, 2020. See Note 21, Subsequent Events, for additional information.

For the two and eight months ended August 31, 2020, amortization expense was $0.2 million and $0.8 million, respectively, and for the three and nine months ended September 30, 2019, amortization expense was $0.3 million and $1.0 million, respectively.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

11. Accrued Liabilities

Accrued liabilities under Going Concern Basis consisted of the following:

(in thousands)	December 31, 2019

Compensation	$6,823
Deferred revenue	959
Interest	70
Legal	921
Accrued rebates, chargebacks and other revenue reserves	5
Other	3,145
Total (1) (2)	$11,923
________________
(1) The amounts above exclude $16.4 million of accrued liabilities at Noden classified as held for sale as of December 31, 2019. See Note 3, Discontinued Operations Classified as Assets Held for Sale under Going Concern Basis, for additional information.
(2) The table above includes amounts held by LENSAR which was spun-off on October 1, 2020. See Note 21, Subsequent Events, for additional information.
Upon adoption of the Liquidation Basis of accounting, the Company accrued for all future estimated expenses and liabilities. For additional information, see Note 2, Net Assets in Liquidation.

12. Convertible Senior Notes

		Principal Balance Outstanding	Carrying Value
		September 30,	September 30,	December 31,
Description	Maturity Date	2020	2020	2019
(in thousands)			(Liquidation Basis)	(Going Concern Basis)
Convertible Senior Notes
December 2021 Notes	December 1, 2021	$13,805	$14,238	$16,950
December 2024 Notes	December 1, 2024	1,000	1,000	10,300
Total		$14,805	$15,238	$27,250

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

In September 2019, the Company entered into privately negotiated exchange agreements with certain holders of approximately $86.1 million aggregate principal amount of outstanding December 2021 Notes. The Company exchanged $86.1 million aggregate principal of December 2021 Notes for an identical principal amount of 2.75% Convertible Senior Notes due December 1, 2024 (the “December 2024 Notes”), plus a cash payment of $70.00 for each $1,000 principal amount tendered (“September 2019 Exchange Transaction”). See “December 2024 Notes” below. The terms of the remaining December 2021

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Notes remained unchanged. The September 2019 Exchange Transaction qualified as a debt extinguishment and the Company recognized a loss on exchange of the convertible notes of $3.9 million in the third quarter of 2019.

Upon the occurrence of a fundamental change, as defined in the indenture, entered into in connection with the December 2021 Notes (the “December 2021 Notes Indenture”), holders have the option to require the Company to repurchase their December 2021 Notes at a purchase price equal to 100% of the principal, plus accrued interest.

A fundamental change was triggered as a result of the stockholders’ approval of the dissolution of the Company on August 19, 2020 pursuant to the Plan of Dissolution. This fundamental change also constituted a make-whole fundamental change as defined in the December 2021 Notes Indenture. Upon the occurrence of a fundamental change, as discussed above, the Company is required to repurchase for cash, at the bondholder’s option, all of the bondholder’s December 2021 Notes, or any portion of the principal amount thereof equal to $1,000 or an integral multiple of $1,000 at a price equal to 100% of the principal amount, plus accrued and unpaid interest thereon. The fundamental change repurchase right ended on September 29, 2020. No December 2021 Notes were tendered for repurchase under this offer.

As a result of the fundamental change and the make-whole fundamental change, and notwithstanding the fundamental change repurchase right, the December 2021 Notes were convertible, at the option of the bondholder, at any time up to and including September 28, 2020 (the “September 2020 Conversion Period”). During the September 2020 Conversion Period, the Company received notification that bondholders exercised their right to convert a total of $11.2 million par value of the December 2021 Notes (the “September 2020 Conversion”). The Company intends to settle all notes submitted for conversion entirely in cash. The cash settlement price for each conversion notice received is equal to the sum of the daily conversion values, as defined in the December 2021 Notes Indenture, over a 60-trading day observation period (the “Observation Period”). The daily conversion value is calculated as the product of the daily volume-weighted stock price and the conversion rate in effect on each trading day. The carrying amount as of September 30, 2020 includes the estimated conversion settlement in excess of par value.

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

The initial conversion rate for the December 2021 Notes was 262.2951 shares of the Company’s common stock per $1,000 principal amount of December 2021 Notes, equivalent to an initial conversion price of approximately $3.81 per share of common stock, subject to adjustments upon the occurrence of certain specified events as set forth in the December 2021 Notes Indenture. After the distribution by the Company of its stock in Evofem to the PDL stockholders in May 2020, the conversion rate for the December 2021 Notes increased to 316.5801 shares of the Company’s common stock per $1,000 principal amount of December 2021 Notes equating to a conversion price of $3.16 per share of common stock. After the stockholders’ approval of the dissolution of the Company on August 19, 2020, a fundamental make-whole change was triggered and the conversion rate for the December 2021 Notes was increased to 343.1098.

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, the Company was required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, the Company separated the principal balance of the December 2021 Notes between the fair value of the debt component with the remainder of the consideration being allocated to the equity component. Using an assumed borrowing rate of 9.5%, which represented the estimated market interest rate for a similar nonconvertible instrument available to the Company on the date of issuance, the Company recorded a debt discount of $4.3 million, allocated $23.8 million to Additional paid-in capital for the conversion

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

feature and allocated $12.8 million to deferred tax liability. Under Going Concern Basis, the debt discount, including the conversion feature and issuance costs allocated to debt, which remained after amortization and the effect of the September 2019 Exchange Transaction, was being amortized to interest expense over the term of the December 2021 Notes and increased interest expense during the term of the December 2021 Notes from the 2.75% cash coupon interest rate to an effective interest rate of 9.7%.

On December 17, 2019, the Company repurchased $44.8 million in aggregate principal amount of its December 2021 Notes for $39.9 million in cash and 3.5 million shares of its common stock in privately negotiated transactions (the “December 2019 Exchange Transaction”). It was determined that the repurchase of the principal amount should be accounted for as a partial extinguishment of the December 2021 Notes. As a result, a loss on extinguishment of $2.5 million was recorded at closing of the transaction.

During the eight months ended August 31, 2020, the Company repurchased $5.4 million in aggregate principal amount of its December 2021 notes for $6.0 million in cash. It was determined that the repurchase of the principal amount should be accounted for as a partial extinguishment of the December 2021 Notes. As a result, a loss on extinguishment of $0.1 million was recorded at closing of the transaction.

The carrying value of the December 2021 Notes as of September 30, 2020 and December 31, 2019 were as follows:

(in thousands)	September 30, 2020	December 31, 2019

	(Liquidation Basis)	(Going Concern Basis)
Principal amount of the December 2021 Notes	$13,805	$19,170
Estimated conversion settlement above par value	433	—
Unamortized discount of liability component	—	(2,220)
Carrying value of the December 2021 Notes	$14,238	$16,950

Interest expense for the December 2021 Notes included in the Company’s Condensed Consolidated Statements of Operations under the Going Concern Basis was as follows:

	Two Months Ended	Three Months Ended	Eight Months Ended	Nine Months Ended
	August 31,	September 30,	August 31,	September 30,
(in thousands)	2020	2019	2020	2019

Contractual coupon interest	$63	$939	$281	$3,002
Amortization of debt issuance costs	1	17	5	57
Amortization of debt discount	9	130	39	406
Amortization of conversion feature	125	1,692	544	5,252
Total	$198	$2,778	$869	$8,717

As of September 30, 2020, the December 2021 Notes are not convertible.

Capped Call Transaction

In connection with the offering of the December 2021 Notes, the Company entered into a privately-negotiated capped call transaction with an affiliate of the underwriter of such issuance. The aggregate cost of the capped call transaction was $14.4 million. The capped call transaction is generally expected to reduce the potential dilution upon conversion of the December 2021 Notes and/or partially offset any cash payments the Company is required to make in excess of the principal amount of converted December 2021 Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the capped call transaction, is greater than the strike price of the capped call transaction. This initially corresponded to the approximate $3.81 per share conversion price of the December 2021 Notes and was subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the December 2021 Notes. The cap price of the capped call transaction was initially $4.88 per share subject to certain adjustments under the terms of the capped call transaction. Upon the distribution by the Company of its stock in Evofem to the PDL stockholders in May 2020, the

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

conversion price of the December 2021 Notes was adjusted to $3.16 per share and the cap price was adjusted to $4.04 per share. The Company will not be required to make any cash payments to the option counterparty upon the exercise of the options that are a part of the capped call transaction, but the Company will be entitled to receive from it an aggregate amount of cash and/or number of shares of the Company’s common stock, based on the settlement method election chosen for the related convertible senior notes, with a value equal to the amount by which the market price per share of the Company’s common stock, as measured under the terms of the capped call transaction, is greater than the strike price of the capped call transaction during the relevant valuation period under the capped call transaction, with such number of shares of the Company’s common stock and/or amount of cash subject to the cap price.

The Company evaluated the capped call transaction under authoritative accounting guidance and determined that it should be accounted for as separate transaction and classified as a net reduction to Additional paid-in capital within stockholders’ equity with no recurring fair value measurement recorded.

In connection with the September 2019 Exchange Transaction, the Company unwound a portion of the capped call entered into when the December 2021 Notes were issued, as they were no longer scheduled to mature in 2021. In connection with the December 2019 Exchange Transaction, the Company unwound a corresponding portion of the capped call related to the notes and repurchased 1.6 million shares of its common stock from the counterparty. In connection with the repurchases of the December 2021 Notes in the eight months ended August 31, 2020, the Company unwound a corresponding portion of the capped call related to the notes. As the individual Observation Period for the above-described September 2020 Note Conversion will not elapse until December 2020, the unwinding of a corresponding portion of the capped call will not occur until such time.

December 2024 Notes

On September 17, 2019, in connection with the September 2019 Exchange Transaction, the Company exchanged $86.1 million aggregate principal of December 2021 Notes for an identical aggregate original principal amount of December 2024 Notes, plus a cash payment of $70.00 for each $1,000 principal amount exchanged, totaling approximately $6.0 million. The December 2024 Notes are due December 1, 2024, and the Company pays interest at 2.75% on the December 2024 Notes semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2019. The original principal of the December 2024 Notes will accrete at a rate of 2.375% per year (“Accretion Interest”) commencing September 17, 2019 through the maturity of the December 2024 Notes. The accreted principal amount of the December 2024 Notes is payable in cash upon maturity and is included in Other accrued liquidation costs on the Company’s Condensed Consolidated Statement of Net Assets.

Upon the occurrence of a fundamental change, as defined in the indenture entered into in connection with the December 2024 Notes (the “December 2024 Notes Indenture”), holders have the option to require the Company to repurchase all of the their December 2024 Notes, or any portion of the principal amount thereof equal to $1,000 or an integral multiple of $1,000 at a purchase price equal to 100% of the accreted principal amount of such December 2024 Notes, plus accrued interest on the original principal amount thereon.

A fundamental change, which constituted a make-whole fundamental change as defined in the December 2024 Notes Indenture, was triggered as a result of the stockholders’ approval of the dissolution of the Company on August 19, 2020 pursuant to the Plan of Dissolution. The fundamental change repurchase right ended on September 29, 2020. No December 2024 Notes were tendered for repurchase under this offer.

As a result of the fundamental change and the make-whole fundamental change, and notwithstanding the fundamental change repurchase right, the December 2024 Notes were convertible, at the option of the bondholder, at any time up to and including September 28, 2020 (the “September 2020 Conversion Period”). No conversion notices were received for the December 2024 Notes during the September 2020 Conversion Period.

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

The initial conversion rate for the December 2024 Notes was 262.2951 shares of the Company’s common stock per $1,000 original principal amount of December 2024 Notes, equivalent to an initial conversion price of approximately $3.81 per share of common stock, subject to adjustments upon the occurrence of certain specified events as set forth in the December 2024 Notes Indenture. After the distribution by the Company of its stock in Evofem to the PDL stockholders, the conversion rate for the December 2024 Notes was 316.5801 shares of the Company’s common stock per $1,000 principal amount of December 2024 Notes equating to a conversion price of $3.16 per share of common stock. After the stockholders’ approval of the dissolution of the Company on August 19, 2020, a fundamental make-whole change was triggered and the conversion rate for the December 2024 Notes was increased to 378.8004.

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

Under Going Concern Basis, the Accretion Interest and debt discount, including the conversion feature and issuance costs allocated to debt, were being amortized to interest expense over the term of the December 2024 Notes which increases interest expense during the term of the December 2024 Notes from the 2.75% cash coupon interest rate to an effective interest rate of 7.5%.

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

During the eight months ended August 31, 2020 the Company repurchased $10.5 million in aggregate principal amount of its December 2024 notes for $12.9 million in cash, resulting in a loss on extinguishment of $0.5 million.

The carrying value, accretion and unamortized discount of the December 2024 Notes as of September 30, 2020 and December 31, 2019 were as follows:

(in thousands)	September 30, 2020	December 31, 2019

	(Liquidation Basis)	(Going Concern Basis)
Principal amount of the December 2024 Notes	$1,000	$11,500
Unamortized discount of liability component	—	(1,200)
Carrying value of the December 2024 Notes	$1,000	$10,300

Interest expense for the December 2024 Notes included in the Company’s Condensed Consolidated Statements of Operations under the Going Concern Basis was as follows:

	Two Months Ended	Three Months Ended	Eight Months Ended	Nine Months Ended
	August 31,	September 30,	August 31,	September 30,
(in thousands)	2020	2019	2020	2019

Contractual coupon interest	$5	$92	$49	$92
Accretion interest on outstanding principal	4	79	42	79
Amortization of debt issuance costs	1	8	6	8
Amortization of conversion feature	2	54	29	54
Total	$12	$233	$126	$233

Capped Call Transaction

In connection with the issuance of the December 2024 Notes in the September Exchange Transaction, the Company entered into a privately-negotiated capped call transaction with an affiliate of the underwriter of such issuance. The aggregate cost of the capped call transaction was $4.5 million. The capped call transaction is generally expected to reduce the potential dilution upon conversion of the December 2024 Notes and/or partially offset any cash payments the Company is required to make in excess of the principal amount of converted December 2024 Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the capped call transaction, is greater than the strike price of the capped call transaction. This initially corresponded to the approximate $3.81 per share conversion price of the December 2024 Notes subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the December 2024 Notes. The cap price of the capped call transaction was initially $4.88 per share subject to certain adjustments under the terms of the capped call transaction. Upon the distribution by the Company of its stock in Evofem to the PDL stockholders in May 2020, the conversion price of the December 2024 Notes was adjusted to $3.16 per share and the cap price was adjusted to $4.04 per share. The Company will not be required to make any cash payments to the option counterparty upon the exercise of the options that are a part of the capped call transaction, but the Company will be entitled to receive from it an aggregate amount of cash and/or number of shares of the Company’s common stock, based on the settlement method election chosen for the related convertible senior notes, with a value equal to the amount by which the market price per share of the Company’s common stock, as measured under the terms of the capped call transaction, is greater than the strike price of the capped call transaction during the relevant valuation period under the capped call transaction, with such number of shares of the Company’s common stock and/or amount of cash subject to the cap price.

The Company evaluated the capped call transaction under authoritative accounting guidance and determined that it should be accounted for as a separate transaction and classified as a net reduction to Additional paid-in capital within stockholders’ equity with no recurring fair value measurement recorded. In connection with the December Exchange Transaction, the Company

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

unwound a corresponding portion of the capped call related to the notes and repurchased 1.6 million shares of its common stock from the counterparty. In connection with the repurchases of the December 2024 Notes in the eight months ended August 31, 2020, the Company unwound a corresponding portion of the capped call entered into when the December 2024 Notes were issued.

13. Other Long-Term Liabilities

Other long-term liabilities under Going Concern Basis consisted of the following:

December 31,
(in thousands)	2019

Uncertain tax positions	$37,574
Deferred tax liabilities	1,571
Accrued lease guarantee	10,700
Other	1,020
Total (1) (2)	$50,865

________________
(1) The amounts above exclude $0.1 million of Other long-term liabilities at Noden classified as held for sale as of December 31, 2019. See Note 3, Discontinued Operations Classified as Assets Held for Sale under Going Concern Basis, for additional information.
(2) The table above includes amounts held by LENSAR which was spun-off on October 1, 2020. See Note 21, Subsequent Events, for additional information.

Upon adoption of the Liquidation Basis of accounting, the Company accrued for all future estimated expenses and liabilities. For additional information, see Note 2, Net Assets in Liquidation.

14. Commitments and Contingencies

Lease Guarantee

In connection with the spin-off by the Company of Facet Biotech Corporation (“Facet”), the Company entered into amendments to the leases for the Company’s former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify the Company for all matters related to the leases attributable to the period after the spin-off date. In April 2010, Abbott Laboratories acquired Facet and later renamed the entity AbbVie Biotherapeutics, Inc. (“AbbVie”). If AbbVie were to default under its lease obligations, the Company could be held liable by the landlord as a co-tenant and, thus, the Company has in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of September 30, 2020, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $14.1 million.

The Company prepared a discounted, probability weighted cash flow analysis to calculate the estimated fair value of the lease guarantee as of the spin-off. The Company was required to make assumptions regarding the probability of Facet’s default on the lease payment, the likelihood of a sublease being executed and the times at which these events could occur. These assumptions are based on information that the Company received from real estate brokers and the then-current economic conditions, as well as expectations of future economic conditions. The fair value of this lease guarantee was charged to Additional paid-in capital upon the spin-off. In future periods, the Company may adjust this liability for any changes in the ultimate outcome of this matter that are both probable and estimable.

The Company has recorded a liability of $10.7 million on its Condensed Consolidated Statement of Net Assets and Condensed Consolidated Balance Sheet as of September 30, 2020 and December 31, 2019, respectively, related to this guarantee.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Purchase Obligations

LENSAR entered into various supply agreements for the manufacture and supply of certain components. The supply agreements commit LENSAR to a minimum purchase obligation of approximately $2.5 million, which is due over the next twelve months. The Company had previously guaranteed a portion of this commitment and was released from its guarantee in August 2020.

15. Stockholders’ Equity

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

On December 9, 2019, the Company announced that the Board authorized the repurchase of issued and outstanding shares of the Company’s common stock and convertible notes up to an aggregate value of $200 million. On December 16, 2019, the Company announced that the Board approved a $75 million increase to the aforementioned $200 million repurchase program to acquire outstanding PDL common stock and convertible notes. Repurchases under the Board authorized repurchase program can be made from time to time in the open market or in privately negotiated transactions and funded from the Company’s working capital. The amount and timing of such repurchases will depend upon the price and availability of shares or convertible notes, general market conditions and the availability of cash. Repurchases may also be made under a trading plan under Rule 10b5-1, which would permit shares or convertible notes to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. On December 17, 2019, the Company entered into a 10b5-1 plan. This plan was terminated on May 31, 2020. All shares of common stock repurchased under this share repurchase program are expected to be retired and restored to authorized but unissued shares of common stock. All convertible notes repurchased under the program will be retired. During the year ended December 31, 2019, the Company repurchased $44.8 million in aggregate principal amount of 2021 Convertible Notes and $74.6 million in aggregate principal amount of 2024 Convertible Notes for consideration consisting of a cash payment of $97.9 million and the issuance of 13.4 million shares of the Company’s common stock. During the eight months ended August 31, 2020, the Company repurchased $5.4 million in aggregate principal amount of 2021 Convertible Notes and $10.5 million in aggregate principal amount of 2024 Convertible Notes for cash payments totaling $18.8 million. As of September 30, 2020 the Company repurchased 12.3 million shares of its common stock under the share repurchase program for an aggregate purchase price of $39.4 million, or an average cost of $3.20 per share, including trading commissions.

16. Stock-Based Compensation

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

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

value of the underlying shares (a “true-up payment”). In May 2020, in accordance with this provision and in conjunction with the Evofem distribution, the exercise prices of the outstanding option awards was decreased by $0.58 per share.

The following table summarizes the Company’s stock option and restricted stock award activity during the nine months ended September 30, 2020:

	Stock Options		Restricted Stock Awards
(in thousands, except per share amounts)	Number of Shares Outstanding	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Grant-date Fair Value Per Share

Balance at December 31, 2019	12,613	$2.55	1,013	$3.53
Granted	630	$3.56	3,045	$3.10
Exercised / vested	(600)	$2.46	(2,746)	$3.12
Forfeited / canceled	(728)	$3.08	(1,089)	$3.39
Balance at September 30, 2020	11,915	$2.62	223	$3.43

 17. Revenue from Contracts with Customers

Revenue

Nature of Goods and Services

The following is a description of principal activities - separated by reportable segments - from which the Company generated its revenue. As noted in Note 3, Discontinued Operations Classified as Assets and Liabilities Held for Sale under Going Concern Basis, the Company sold its Pharmaceutical segment in September 2020. On October 1, 2020, the Company spun off its Medical device segment. See Note 21, Subsequent Events, for additional information. For more detailed information about reportable segments, see Note 18, Segment Information.

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

LENSAR principally derives its revenue from the sale and lease of the LENSAR Laser System and the sale of other related products and services, including PIDs, procedure licenses, and extended warranty service agreements. A procedure license represents a one-time right to utilize the LENSAR Laser System surgical application in connection with a surgery procedure. Without separately procuring procedure licenses granted by LENSAR, either together with the purchase of the LENSAR Laser System or under separate subsequent contracts, the customer does not have the right to use the surgical software application to perform surgical procedures. Typically, returns are not allowed.

LENSAR’s contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Judgement is required to determine the level of interdependency between the LENSAR Laser System and the sale of other related products and services. LENSAR evaluates each product or service promised in a contract to determine whether it represents a distinct performance obligation. A performance obligation is distinct if (1) the customer can benefit from the product or service on its own or with other resources that are readily available to the customer and (2) the products or service is separately identifiable from other promises in the contract.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

For contracts involving the sale or lease of the LENSAR Laser System, LENSAR’s performance obligations generally include the LENSAR Laser System, PID, procedure license, and extended warranty service agreements. In addition, customer contracts contain provisions for installation and training services, which are not assessed as performance obligations as they are determined to be immaterial promises in the context of the contract and are required for a customer to use the LENSAR Laser System.

LENSAR has determined that the LENSAR Laser System, PID and procedure license are each capable of being distinct because they are each sold separately and the customer can benefit from these products with the other readily available resources that are sold by the Company. In addition, LENSAR has determined each are separately identifiable because the LENSAR Laser System, PID and procedure license (1) are not highly interdependent or interrelated; (2) do not modify or customize one another; and (3) LENSAR does not provide a significant service of integrating the promised goods into a bundled output. This is because LENSAR is able to fulfill each promise in the contract independently of the others. That is, LENSAR would be able to fulfill its promise to transfer the LENSAR Laser System even if the customer did not purchase a PID or procedure license and LENSAR would be able to fulfill its promise to provide the PID or the procedure license even if the customer acquired the LENSAR Laser System separately.

The extended warranty, unlike LENSAR’s standard product warranty, is a performance obligation because it provides an incremental service that is beyond ensuring the product delivered will be consistent with stated contractual specifications.

When a contract contains multiple performance obligations, revenue is allocated to each performance obligation based on its relative standalone selling price.

LENSAR recognizes revenue as the performance obligations are satisfied by transferring control of the product or service to a customer as described below. LENSAR records a contract liability, or deferred revenue, when it has an obligation to provide a product or service to the customer and payment is received or due in advance of LENSAR’s performance.

Product revenue. LENSAR recognizes revenue for the sale of the products at a point in time when control is transferred to customers.

Equipment. LENSAR Laser System sales are recognized as Product revenue when LENSAR transfers control of the system. This usually occurs after the customer signs a contract, LENSAR installs the system, and LENSAR performs the requisite training for use of the system for direct customers. LENSAR Laser System sales to distributors are recognized as revenue upon shipment.

PID and procedure licenses. The LENSAR Laser System requires both a PID and a procedure license to perform each procedure. We recognize Product revenue for PIDs when the company transfers control of the PID. LENSAR recognizes Product revenue for procedure licenses, which represents a one-time right to utilize the LENSAR Laser System surgical software application, at the point in time when control of the procedure is transferred to the customer. Control transfers at the time a customer receives the license key. For the sale of PIDs and procedure licenses, LENSAR may offer volume discounts to certain customers. To determine the amount of revenue that should be recognized at the time control over these products transfers to the customer, LENSAR estimates the average per unit price, net of discounts.

Service revenue. LENSAR offers an extended warranty that provides additional maintenance services beyond the standard limited warranty and recognizes Service revenue from the sale of extended warranties over the warranty period on a ratable basis. Customers have the option of renewing the warranty period, which is considered a new and separate contract.

Lease Revenue

Lease revenue is recognized from our Medical Device segment. For LENSAR Laser System operating leases, LENSAR recognizes Lease revenue over the length of the lease. For additional information regarding accounting for leases, see Note 1, Summary of Significant Accounting Policies—Revenue Recognition and Note 9, Leases to our financial statements included herein.

LENSAR leases equipment to customers under operating lease arrangements. At contract inception LENSAR performs an evaluation to determine if a lease arrangement conveys the right to control the use of an identified asset. To the extent such

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

rights of control are conveyed, LENSAR further makes an assessment as to the applicable lease classification. The identification of specified assets and determination of appropriate lease classification may require the use of management judgement.

Some of LENSAR’s operating leases include a purchase option for the customer to purchase the leased asset at the end of the lease arrangement, subject to a new contract. LENSAR does not believe the purchase price qualifies as a bargain purchase option.

For lease arrangements with lease and non-lease components where LENSAR is the lessor, it allocates the contract’s transaction price (including discounts) to the lease and non-lease components on a relative standalone selling price which requires judgments. For those leases with variable lease payments, the variable lease payment is typically based upon use of the leased equipment or the purchase of procedure licenses and PIDs used with the leased equipment.

For operating leases, rental income is recognized on a straight-line basis over the lease term as lease revenue. Depreciation expense associated with the leased equipment under operating lease arrangements is reflected in cost of lease in the statements of operations.

Pharmaceutical

The Company’s Pharmaceutical segment consisted of revenue derived from the Noden Products. Noden’s revenue is included in Income (loss) from discontinued operations.

The Pharmaceutical segment principally generated revenue from products sold to wholesalers and distributors. Customer orders were generally fulfilled within a few days of receipt resulting in minimal order backlog. Contractual performance obligations were usually limited to transfer of the product to the customer. The transfer occurred either upon shipment or upon receipt of the product in certain countries outside the United States after considering when the customer obtained control of the product. In addition, in some countries outside of the United States, the Company sold product on a consignment basis where control was not transferred until the customer resold the product to an end user. At these points, customers were able to direct the use of and obtain substantially all of the remaining benefits of the product.

Sales to customers were initially invoiced at contractual list prices. Payment terms were typically 30 to 90 days based on customary practice in each country. Revenue was reduced from the list price at the time of recognition for expected chargebacks, discounts, rebates, sales allowances and product returns, which were collectively referred to as gross-to-net adjustments. These reductions were attributed to various commercial agreements, managed healthcare organizations and government programs such as Medicare, Medicaid, and the 340B Drug Pricing Program containing various pricing implications such as mandatory discounts, pricing protection below wholesaler list price and other discounts when Medicare Part D beneficiaries were in the coverage gap. These various reductions in the transaction price were estimated using either a most likely amount, in the case of prompt pay discounts, or expected value method for all other variable consideration and were reflected as liabilities and was settled through cash payments, typically within time periods ranging from a few months to one year. Significant judgment is required in estimating gross-to-net adjustments considering legal interpretations of applicable laws and regulations, historical experience, payer channel mix, current contract prices under applicable programs, unbilled claims, processing time lags and inventory levels in the distribution channel.

For licenses that were bundled with other promises, the Company utilized judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation was satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front license fees. The Company evaluated the measure of progress each reporting period and, if necessary, adjusted the measure of performance and related revenue recognition.

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers by segment and geographic location as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

factors. In the following tables, revenue is disaggregated by segment and primary geographical market for the two and eight months ended August 31, 2020 and three and nine months ended September 30, 2019 under the Going Concern Basis:

	Two Months Ended		Three Months Ended
	August 31, 2020		September 30, 2019
(in thousands)	Medical Devices	Pharmaceutical (1)	Medical Devices	Pharmaceutical (1)

Primary geographical markets:
North America	$2,172	$1,709	$2,779	$6,119
Europe	522	3,144	699	5,496
Asia	618	1,428	3,178	654
Other	63	—	68	—
Total revenue from contracts with customers (2)	$3,375	$6,281	$6,724	$12,269

	Eight Months Ended		Nine Months Ended
	August 31, 2020		September 30, 2019
(in thousands)	Medical Devices	Pharmaceutical (1)	Medical Devices	Pharmaceutical (1)

Primary geographical markets:
North America	$6,656	$10,093	$7,066	$21,295
Europe	2,078	13,008	2,421	16,532
Asia	4,137	6,378	8,540	4,817
Other	200	—	253	—
Total revenue from contracts with customers(2)	$13,071	$29,479	$18,280	$42,644
________________
(1)     The revenue from the Company’s Pharmaceutical segment for the two and eight months ended August 31, 2020 and the three and nine months ended September 30, 2019 is included in Income (loss) from discontinued operations. For additional information, see Note 3, Discontinued Operations Classified as Assets held for sale under Going Concern Basis.
(2)    The tables above do not include lease revenue from the Company’s Medical Devices segment for the two months ended August 31, 2020 and three months ended September 30, 2019, of $0.7 million and $1.4 million, respectively, , for the eight month period ended August 31, 2020 and nine month period ended September 30, 2019, of $2.1 million and $3.9 million, respectively. For additional information, see Note 9, Leases.

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

(in thousands)	December 31, 2019

Receivables, net	$10,377
Contract assets	$3,512
Contract liabilities	$4,024
________________
The table above includes LENSAR which was spun-off on October 1, 2020. See Note 21, Subsequent Events, for additional information.

Receivables, Net—Receivables, net include amounts billed and due from customers. The amounts due are stated at their net estimated realizable value based on the timing of when the Company expects to receive payment. The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. The allowance is based

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables, collateral to the extent applicable and reflects the possible impact of current conditions and reasonable forecasts not already reflected in historical loss information. The Company classifies Receivables, net as current or noncurrent on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2019. Receivables, net for the Company’s Pharmaceutical segment are classified as a current asset and included in Assets held for sale as of December 31, 2019. See Note 3, Discontinued Operations Classified as Assets Held for Sale under Going Concern Basis, for additional information.

Contract Assets—The Company’s contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing or associated reporting from the customer regarding the computation of the net product sales has not yet occurred. The Company’s contract assets are only attributable to the Pharmaceutical segment, and, as such, are classified as current in Assets held for sale in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2019.

(in thousands)	Medical Devices	Pharmaceutical	Total

Contract assets at December 31, 2019	$—	$3,512	$3,512
Contract assets recognized	—	(6,730)	(6,730)
Payments received	—	8,562	8,562
Contract assets sold with the Noden subsidiaries	—	(5,344)	(5,344)
Contract assets at September 30, 2020	$—	$—	$—

Contract Liabilities—The Company’s contract liabilities consist of deferred revenue for products sold to customers for which the performance obligation has not been completed by the Company. The Company classifies Medical Devices deferred revenue as a liability and is included in Other liabilities on the Company’s Condensed Consolidated Statement of Net Assets as of September 30, 2020. The Company classified Medical Devices deferred revenue as current or noncurrent based on the timing of when it expected to recognize revenue. The current portion of deferred revenue is included in Accrued liabilities and the noncurrent portion of deferred revenue is included in Other long-term liabilities in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2019. The Pharmaceutical deferred revenue is classified as a current liability and included in Liabilities held for sale on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2019.

(in thousands)	Medical Devices	Pharmaceutical	Total

Contract liabilities at December 31, 2019	$1,075	$2,949	$4,024
Contract liabilities recognized	658	1,659	2,317
Amounts recognized into revenue	(851)	(888)	(1,739)
Contract liabilities sold with the Noden subsidiaries	—	(3,720)	(3,720)
Contract liabilities at September 30, 2020	$882	$—	$882

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

18. Segment Information

Information regarding the Company’s segments for the two and eight months ended August 31, 2020 and three and nine months ended September 30, 2019 is as follows:

Revenues by segment	Two Months Ended	Three Months Ended	Eight Months Ended	Nine Months Ended
	August 31,	September 30,	August 31,	September 30,
(in thousands)	2020	2019	2020	2019

Medical Devices	$4,078	$8,076	$15,211	$22,224
Strategic Positions	—	—	—	—
Pharmaceutical	—	—	—	—
Income Generating Assets	37	(45)	110	(39)
Total revenues	$4,115	$8,031	$15,321	$22,185
________________
The table above excludes revenues related to discontinued operations. See Note 3, Discontinued Operations Classified as Assets Held for Sale under Going Concern Basis, for additional information.

Income (loss) by segment	Two Months Ended	Three Months Ended	Eight Months Ended	Nine Months Ended
	August 31,	September 30,	August 31,	September 30,
(in thousands)	2020	2019	2020	2019

Medical Devices	$216	$(3,323)	$(4,454)	$(6,216)
Strategic Positions (1)	—	(4,738)	(15,723)	14,306
Pharmaceutical (1)	687	(2,123)	(15,855)	3,177
Income Generating Assets (1)	2,201	(7,600)	(37,217)	(26,790)
Total	3,104	(17,784)	(73,249)	(15,523)
Change in fair value of warrants not allocated to segments (2)	1,294	—	(4,047)	—
Net income (loss) attributable to PDL’s shareholders	$4,398	$(17,784)	$(77,296)	$(15,523)
________________
(1) The Income (loss) by segment presented above includes amounts related to both continuing and discontinued operations. See Note 3, Discontinued Operations Classified as Assets Held for Sale under Going Concern Basis, for additional information.
(2) The change in fair value of warrants not allocated to segments presented above includes the amounts related to the change in fair value of the Evofem warrants after the distribution of the Evofem common stock to PDL stockholders on May 21, 2020. The Strategic Positions segment ceased to be a reporting segment as of this date.

Information regarding the Company’s segments as of December 31, 2019 is as follows:

Long-lived assets by segment
(in thousands)	December 31, 2019

Medical Devices	$2,435
Strategic Positions	—
Pharmaceutical (1)	2,960
Income Generating Assets	125
Total long-lived assets (1)	$5,520

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

________________
(1) The amounts above include Property and Equipment in the Pharmaceutical segment classified as Assets held for sale. See Note 3, Discontinued Operations Classified as Assets Held for Sale under Going Concern Basis, for additional information.

The operations for the Medical Devices segment are primarily located in the United States and the operations for the Pharmaceutical segment were primarily located in Italy, Ireland and the United States.

19. Income Taxes

On March 27, 2020 the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other provisions, permits Net Operating Loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company was a significant taxpayer in the earlier eligible carryback years and expects that the NOL carryback provision of the CARES Act will result in a material cash benefit as a result of the 2020 ordinary tax losses being generated and, to a lesser degree, for the 2019 tax year.

Historically, we calculated our provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss. Upon the Company’s adoption of the liquidation basis of accounting, we employ the discrete method of determining our tax provision based on the pre-tax results for the eight month period ending August 31, 2020 and the one month period ending September 30, 2020.

Income tax benefit from continuing operations for the two months ended August 31, 2020 and three months ended September 30, 2019, was $3.6 million and $3.1 million, respectively, and for the eight months ended August 31, 2020 and nine months ended September 30, 2019, was $17.8 million and $6.6 million, respectively, which in the current period resulted primarily from anticipated use of NOL carrybacks as allowed by the CARES Act. The Company’s effective tax rate for the current year periods differs from the U.S. federal statutory rate of 21% due primarily to the effect of state income taxes, non-deductible executive compensation and the tax provisions of the CARES Act.

The CARES Act receivable included in Income tax receivable on the Condensed, Consolidated Statement of Net Assets as of September 30, 2020 is $80.5 million and includes, in addition to the losses from operations, the ordinary losses incurred on the Noden transaction and the sale of the royalty assets. See Note 21, Subsequent Events, for additional information on the LENSAR spin-off. The Income tax receivable as of September 30, 2020 also includes a refund of $7.9 million for a prior year overpayment that was requested after the 2016 Internal Revenue Service (the “IRS”) audit was settled.

The uncertain tax positions decreased by $4.4 million in September 2020 upon settlement of the IRS audit for the tax year 2016. The Company recorded $1.0 million and $1.1 million of interest related to uncertain tax positions during the eight months ended August 31, 2020 and the nine months ended September 30, 2019, respectively.

The Company’s income tax returns are subject to examination by U.S. federal, foreign, state and local tax authorities for tax years 2000 forward. In September 2020, the Company settled the IRS audit for the tax year 2016. The Company is currently under audit by the California Franchise Tax Board (the “CFTB”) for the tax years 2009 through 2015. The timing of the resolutions to the CFTB audit and the amount to be ultimately paid, if any, is uncertain. Final resolution of this complex matter could have a material impact on our Condensed Consolidated Financial Statements. The Company believes its accrual for income tax liabilities is appropriate based on past experience, interpretations of tax law and judgments; however, the outcome of these audits could result in the payment of tax amounts that substantially differ from the amounts the Company has reserved resulting in incremental expense or a reversal of the Company’s reserves in a future period. At this time, the Company does not anticipate a material change in the unrecognized tax benefits related to the CFTB audit that would affect the effective tax rate or deferred tax assets over the next 12 months.

See Note 21, Subsequent Events, for additional information on the CFTB.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

20. Net Income (loss) per Share

	Two Months Ended	Three Months Ended	Eight Months Ended	Nine Months Ended
	August 31,	September 30,	August 31,	September 30,
Net Income (loss) per Basic and Diluted Share	2020	2019	2020	2019
(in thousands, except per share amounts)
Numerator
Net loss from continuing operations	$(10,852)	$(11,811)	$(43,040)	$(28,277)
Income (loss) from discontinued operations	$15,236	$(6,155)	$(34,915)	$12,414
Less: Net loss attributable to noncontrolling interests	$(14)	$(182)	$(659)	$(340)
Net income (loss) attributable to PDL’s stockholders used to compute net income (loss) per basic and diluted share	$4,398	$(17,784)	$(77,296)	$(15,523)

Denominator
Total weighted-average shares used to compute net income (loss) attributable to PDL’s stockholders, per basic share	113,889	112,986	118,001	119,966
Shares used to compute net income (loss) attributable to PDL’s stockholders, per diluted share	113,889	112,986	118,001	119,966

Net income (loss) per share - basic:
Continuing operations	$(0.10)	$(0.10)	$(0.36)	$(0.23)
Discontinued operations	0.14	(0.06)	(0.30)	0.10
Net income (loss) attributable to PDL’s stockholders per basic share	$0.04	$(0.16)	$(0.66)	$(0.13)

Net income (loss) per share - diluted:
Continuing operations	$(0.10)	$(0.10)	$(0.36)	$(0.23)
Discontinued operations	0.14	(0.06)	(0.30)	0.10
Net income (loss) attributable to PDL’s stockholders per diluted share	$0.04	$(0.16)	$(0.66)	$(0.13)

The Company computes net income (loss) per diluted share using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of net income (loss) per diluted share include shares that may be issued pursuant to outstanding stock options and restricted stock awards in each case, on a weighted-average basis for the period they were outstanding, including, if applicable, the underlying shares using the treasury stock method.

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

December 2021 Notes and December 2024 Notes Capped Call Potential Dilution

In November 2016, the Company issued $150.0 million in aggregate principal of the December 2021 Notes. The Company entered into an Exchange Transaction in September 2019 through which it exchanged a portion of the December 2021 Notes for the December 2024 Notes with a later maturity of December 2024. Both the notes that mature in December 2021 and those that mature in December 2024 provide in certain situations for the conversion of the outstanding principal amount into shares of the Company’s common stock at a predefined conversion rate. In conjunction with the issuance of the December 2021 Notes and the issuance of the December 2024 Notes pursuant to the Exchange Transaction, the Company entered into capped call

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

transactions with a hedge counterparty. The capped call transactions are expected generally to reduce the potential dilution, and/or offset, to an extent, the cash payments the Company may choose to make in excess of the principal amount, upon conversion of the December 2021 Notes or the December 2024 Notes. The Company has excluded the capped call transaction from the net income (loss) per diluted share computation as such securities would have an anti-dilutive effect and those securities should be considered separately rather than in the aggregate in determining whether their effect on net income (loss) per diluted share would be dilutive or anti-dilutive. For additional information regarding the conversion rates and the capped call transaction related to the Company’s December 2021 Notes and December 2024 Notes, see Note 12, Convertible Senior Notes.

Anti-Dilutive Effect of Restricted Stock Awards and Stock Options

For the two months ended August 31, 2020 and three months ended September 30, 2019, the Company excluded approximately 0.2 million and 1.0 million shares underlying restricted stock awards, respectively, and for the eight and nine months ended August 31, 2020 and 2019, the Company excluded approximately 0.2 million and 0.8 million shares underlying restricted stock awards, respectively, in each case calculated on a weighted-average basis, from its net income (loss) per diluted share calculations because their effect was anti-dilutive.

For the two months ended August 31, 2020 and three months ended September 30, 2019, the Company excluded approximately 11.9 million and 12.6 million shares underlying outstanding stock options, respectively, and for the eight and nine months ended August 31, 2020 and 2019, the Company excluded approximately 11.9 million and 10.7 million shares underlying outstanding stock options, respectively, in each case calculated on a weighted-average basis, from its net income (loss) per diluted share calculations because their effect was anti-dilutive.

21. Subsequent Events

Spin-off of LENSAR and unaudited proforma information

On October 1, 2020, the Company completed the previously announced spin-off of LENSAR into a new, independent publicly traded company, through a distribution in the form of a dividend of all outstanding shares of LENSAR common stock owned by the Company to holders of the Company’s common stock on a pro rata basis (the “Distribution”). The Distribution was made to the Company’s stockholders of record as of the close of business on September 22, 2020 (the “Record Date”) and such stockholders received 0.075879 shares of LENSAR common stock for every one share of the Company’s common stock held as of close of business on the Record Date. Prior to the Distribution, the Company owned approximately 81.5% of LENSAR common stock. The Liquidation Basis net assets of LENSAR presented below have been adjusted to reflect the Company’s ownership percentage. Following the completion of the distribution, PDL does not own any equity interest in LENSAR. LENSAR became an independent public company whose stock is listed and trading under the symbol “LNSR” on the Nasdaq Stock Market.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The September 30, 2020 Condensed Consolidated Statement of Net Assets includes the following assets and liabilities related to LENSAR:

September 30,
(in thousands)	2020
Assets
Cash and cash equivalents	$42,701
Accounts receivable	2,429
Notes receivable	989
Inventory	13,685
Property and equipment	783
Equipment under lease	3,033
Intangible assets	42,113
Other assets	4,863
Total assets	$110,596

Liabilities
Accounts payable	$2,349
Other liabilities	7,678
Total liabilities	$10,027

Net assets attributable to LENSAR	$100,569

As a result of the spin-off of LENSAR, the Company expects to realize an estimated tax gain on disposal of $11.8 million. This is expected to result in a decrease to the Company’s Income tax receivable and is not an asset transferred in the spin-off of LENSAR.

The accompanying pro forma Condensed Consolidated Statement of Net Assets as of September 30, 2020 has been prepared to give effect to spin-off of LENSAR and the related tax impact to PDL as if the spin-off was completed as of September 30, 2020. The pro forma financial information is presented for informational purposes only and is not intended to present actual results that would have been attained had the transaction been completed as of September 30, 2020 or to project potential results as of any future date or for any future periods.

Board approval for filing for dissolution

At its November 5, 2020 meeting, the Board approved the filing of a certificate of dissolution with the state of Delaware on January 4, 2021. In connection with the Board approving the filing of a certificate of dissolution with the Secretary of State of Delaware on January 4, 2021, all of the outstanding and unvested stock options and restricted stock granted to the Board accelerated and vested.

Notice of California Franchise Tax Board planned audit

The Company recently received notice, dated November 3, 2020, that the CFTB plans to examine the Company’s tax returns for 2016 through 2018.

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

Historically, we generated a substantial portion of our revenues through the license agreements related to patents covering the humanization of antibodies, which we refer to as the Queen et al. patents. In 2012, and in anticipation of declining revenues from the Queen et al. patents, we began providing alternative sources of capital through royalty monetization and debt facilities, and, in 2016, we began acquiring commercial-stage products and launching specialized companies dedicated to the commercialization of these products first with our acquisition of branded prescription pharmaceutical drugs from Novartis AG, Novartis Pharma AG and Speedel Holding AG (collectively, “Novartis”) in 2016 and, in 2017, with the acquisition of LENSAR, Inc. (“LENSAR”), a medical device ophthalmology equipment manufacturing company. In 2019, we entered into a securities purchase agreement with Evofem Biosciences, Inc. (“Evofem”), pursuant to which we invested $60.0 million in a private placement of securities. These investments provided funding for Evofem’s pre-commercial activities for PhexxiTM, its investigational, non-hormonal, on-demand prescription contraceptive gel for women.

Based on the nature of our investments and as further discussed below, where applicable, our operations were structured in four segments designated as Pharmaceutical, Medical Devices, Income Generating Assets and Strategic Positions.

Our Pharmaceutical segment consisted of revenue derived from branded prescription medicine products acquired by our subsidiary, Noden Pharma DAC, Inc. (“Noden DAC”) from Novartis and sold under the name Tekturna® and Tekturna HCT® in the United States, Rasilez® and Rasilez HCT® in the rest of the world, and from revenue generated from the sale of an authorized generic form of Tekturna launched by Noden Pharma USA Inc. (“Noden USA”) in the United States (collectively, the “Noden Products”).

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

Our Strategic Positions segment consisted of our investment in Evofem.

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

In February 2020, the Board approved a plan of complete liquidation (the “Plan of Liquidation”) of our assets and passed a resolution to seek stockholder approval to dissolve our company. At our Annual Meeting of Stockholders in August 2020, the proposal to liquidate and dissolve our company pursuant to a plan of dissolution was approved by our stockholders. On November 5, 2020, our Board approved filing a certificate of dissolution with the Secretary of State of Delaware on January 4, 2021 and proceeding to complete the dissolution process for our company in accordance with the Delaware General Corporate Law. As a consequence of the filing of the certificate of dissolution, we will close our stock transfer books as of the Final Record Date. After such time, we will not record any further transfers of our common stock, except pursuant to the provisions of a deceased stockholder’s will, intestate succession, or by operation of law and we will not issue any new stock certificates, other than replacement certificates. In addition, after the Final Record Date, we will not issue any shares of our common stock upon exercise of outstanding stock options. As a result of the closing of our transfer books, it is anticipated that distributions, if any, made in connection with the dissolution will be made pro rata to the same stockholders of record as the stockholders of record as of the Final Record Date, and it is anticipated that no further trading of our common stock will occur after the Final Record Date. In accordance with our dissolution plan, we intend to begin the voluntary delisting process from the Nasdaq Stock Market exchange so that such delisting will occur at market close on December 31, 2020 and we do not anticipate transferring into OTC trading.

Pursuant to our monetization strategy, we explored a variety of potential transactions, including a whole Company sale, divestiture of assets, spin-offs of operating entities, merger opportunities or a combination thereof. In addition, we analyzed, and continue to analyze, optimal mechanisms for returning value to stockholders in a tax-efficient manner, including share repurchases, cash dividends and other distributions of assets. Despite the challenges of COVID-19, we made significant progress in our monetization strategy during 2020, including monetizing most of our key assets and resolving a longstanding legal issue as follows:

•In May 2020, we distributed all of our common stock in Evofem to our stockholders
•In August 2020, we entered into a settlement agreement (the “ Settlement Agreement”) with related entities of Defined Diagnostics, LLC (f/k/a Wellstat Diagnostics, LLC) ("Wellstat Diagnostics" and, together with such related entities, the "Wellstat Parties") resolving previously reported litigation relating to loans made to Wellstat Diagnostics by us
•In August 2020, we sold three royalty interests related to third party sales of Kybella®, Zalviso®, and Coflex®
•In September 2020, we completed the previously announced sale of our interest in Noden DAC and Noden USA
•In October 2020, we completed the previously announced spin-off of LENSAR, our majority-owned medical device company, whereby we distributed in the form of a dividend all of our shares of LENSAR common stock to our stockholders as of September 22, 2020.

The Settlement Agreement with the Wellstat Parties provides for the payment of $7.5 million upon the signing of the Settlement Agreement, which has been received, and either (1) $5.0 million by February 10, 2021 and $55.0 million by July 26, 2021; or (2) $67.5 million by July 26, 2021. If the Wellstat Parties fail to make payment in full by July 26, 2021, we are authorized to record and confess judgment against the Wellstat Parties for an amount of $92.5 million or such lesser amount as may be owed under the Settlement Agreement.

The proceeds from the sale of the three royalty interests total $4.35 million, 90% of which was received at the closing of the transaction. The remaining 10% is currently held in escrow against certain potential contingencies and is to be released on the one-year anniversary of the closing, subject to the satisfaction of any such potential contingencies.

On July 30, 2020, we signed a definitive agreement for the sale of our interest in Noden DAC and Noden USA to CAT Capital Bidco Limited (“Stanley Capital”). In accordance with the terms of the agreement, we will receive consideration of up to $52.8 million. Stanley Capital made an initial cash payment to us of $12.2 million on the September 9, 2020 closing date. We are also entitled to recover $0.5 million related to value-added tax (“VAT”) for inventory purchases from Novartis. The agreement provides for an additional $33.3 million to be paid to us in twelve equal quarterly installments from January 2021 to October 2023. An additional $3.9 million will be paid in four equal quarterly installments from January 2023 to October 2023. The agreement also provides for the potential for additional contingent payments to us. We are entitled to receive $2.5 million upon Stanley Capital or any of its affiliates entering into a binding agreement for a specified transaction within one year of the closing date. We are also entitled to 50% of a license fee from a third party distributor within 10 days of receipt by Noden. Upon closing, we recorded a gain of $0.2 million. In connection with the closing of the transaction, the guaranty agreement between Novartis and us which guaranteed certain payments owed to Novartis by Noden was terminated.

We intend to pursue monetization of our remaining assets in a disciplined and cost-effective manner to maximize returns to stockholders. At the same time, we recognize that accelerating the timeline to complete our monetization process, while continuing to optimize asset value, could increase returns to stockholders due to reduced general and administrative expenses as well as provide for faster returns to stockholders. While we are cognizant that an accelerated timeline may provide greater and faster returns to our stockholders, we also recognize that the duration and extent of the public health issues related to the COVID-19 pandemic make it possible, and perhaps probable, that the timing of the sale of all or substantially all of our remaining assets may require additional time to execute or for us to pursue alternatives to the sale of these assets. For example, if a suitable offer to purchase the remaining royalty assets is not received prior to or during the dissolution process, they could be retained by the dissolved entity and ultimately placed in a liquidating trust. The available proceeds from either the ongoing collection of royalty income or from the sale of the royalty assets would ultimately be distributed to our stockholders. We will continue to assess the market for our remaining assets to determine the appropriate time to sell them or to opt for alternative paths to return their value to our stockholders.

Following is a discussion of our current and historical segments.

Medical Devices

LENSAR

LENSAR is a commercial-stage medical device company focused on designing, developing and marketing an advanced femtosecond laser system for the treatment of cataracts and the management of pre-existing or surgically induced corneal astigmatism. LENSAR’s femtosecond laser uses proprietary advanced imaging and laser technology to customize planning and treatments, allowing faster visual recovery and improved outcomes, as compared to conventional cataract surgery, a more manual procedure combined with ultrasound, referred to as phacoemulsification. LENSAR has developed the LENSAR® Laser System, which is the only femtosecond cataract laser built specifically for refractive cataract surgery. LENSAR has over 95 granted patents in the United States and the rest of the world and over 55 pending patent applications in the United States and the rest of the world.

Cataract surgery is the highest volume surgical procedure performed worldwide; prior to the COVID-19 pandemic, 30 million surgeries were projected to be completed in 2020, the majority of which were expected to use conventional phacoemulsification techniques. LENSAR is currently focusing its research and development efforts on a next-generation, integrated workstation, ALLYTM, which combines an enhanced femtosecond laser with a phacoemulsification system in a compact, mobile workstation that is designed to allow surgeons to perform a femtosecond laser assisted cataract procedure in a single operating room using a single device. LENSAR’s recent acquisitions of certain intellectual property uniquely position LENSAR to develop a system that can perform all cataract surgeries in a single platform. LENSAR expects this combination product would be a meaningful advancement and will provide significant administrative and financial benefit to a surgeon’s practice at a cost that is less than the cost of its current system.

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

On October 1, 2020 of all outstanding shares of LENSAR common stock held by us were distributed to our holders of common stock as of September 22, 2020 (the “Record Date”). On October 1, each of our stockholders as of the Record Date received 0.075879 shares of LENSAR common stock for every one share of our common stock held by such holders. LENSAR continues to own and operate its femtosecond laser system business following completion of the distribution. As of October 1, 2020 LENSAR became an independent, publicly traded company listed on the Nasdaq Stock Market under the symbol “LNSR.”

Strategic Positions

Evofem

We invested $60.0 million in Evofem in the second quarter of 2019, representing approximately a 27% ownership interest in the company as of March 31, 2020. The transaction was structured in two tranches. The first tranche comprised $30.0 million, which was funded on April 11, 2019. We invested an additional $30.0 million in a second tranche on June 10, 2019, alongside two existing Evofem stockholders, who each invested an additional $10.0 million. On May 21, 2020 we announced that we had completed the distribution of all of our 13,333,334 shares of common stock of Evofem to our stockholders, which represented approximately 26.7% of the outstanding shares of Evofem common stock as of the close of business on May 15, 2020. Following the distribution, we continue to hold warrants to purchase up to 3,333,334 shares of Evofem common stock.

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

Pharmaceutical

Noden

On July 1, 2016, our subsidiary, Noden DAC, entered into an asset purchase agreement (“Noden Purchase Agreement”) whereby it purchased from Novartis the exclusive worldwide rights to manufacture, market, and sell the Noden Products and certain related assets and assumed certain related liabilities (the “Noden Transaction”). Noden DAC and Noden USA, together, and including their respective subsidiaries represented deployed capital of $191.2 million.

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

On September 9, 2020, we sold 100% of our interests in our wholly owned subsidiaries Noden DAC and Noden USA to a third party.

Income Generating Assets

Our income generating assets segment is comprised of (i) notes and other long-term receivables, (ii) royalty rights and hybrid notes/royalty receivables, (iii) equity investments and (iv) royalties from the Queen et. al patents.. Following is a summary of our more significant investments included in the Income Generating Assets segment:

Investment	Investment Type	Deployed Capital (2) (in millions)

Assertio (1)	Royalty	$260.5
U-M	Royalty	$65.6
CareView Communications, Inc. (“CareView”)	Debt	$20.0
______________
(1)Formerly Depomed, Inc.
(2)Excludes transaction costs.

Additionally, we have several other investments in our Income Generating Assets segment included in our condensed consolidated balance sheet not reflected above and the rights to proceeds from additional contractual and other sources associated with previous investments which are not included in our condensed consolidated balance sheet as they are not considered probable of providing future economic benefit at this time. Additional assets included in our condensed consolidated balance sheet include:

•Warrants to purchase shares of common stock of Evofem, as discussed further below
•Warrants to purchase common stock of CareView
•Our equity investment in AEON and Alphaeon 1, LLC (formerly Alphaeon Corporation and currently and collectively referred to as “AEON”))

Following is further discussion of the assets included in the Income Generating Assets segment:

Royalty Rights - At Fair Value

We have entered into various royalty purchase agreements with counterparties, whereby the counterparties convey to us the right to receive royalties that are typically payable on sales revenue generated by the sale, distribution or other use of the counterparties’ products.

Our royalty rights are classified as held for sale. We record the royalty rights at fair value using discounted cash flows related to the expected future cash flows to be received less estimated selling costs. We use significant judgment in determining our valuation inputs, including estimates as to the probability and timing of future sales of the licensed product. A third-party expert is generally engaged to assist us with our estimate of the expected future cash flows. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. At each reporting period, an evaluation is performed to assess those estimates, discount rates utilized and general market conditions affecting fair market value.

During the third quarter of 2020 we sold our royalty interests for Coflex®, Zalviso®, and Kybella® to SWK Funding, LLC, a wholly owned subsidiary of SWK Holdings Corporation. At September 30, 2020, we had two royalty rights transactions outstanding.

Notes and Other Long-Term Receivables

We have entered into credit agreements with borrowers across the healthcare industry, under which we made available cash loans to be used by the borrower. Obligations under these credit agreements are typically secured by a pledge of substantially all the assets of the borrower and any of its subsidiaries. At September 30, 2020, we had one note receivable transaction outstanding.

Equity Investments

In the past, we have received equity instruments, including shares of stock or warrants to acquire shares of stock, in connection with credit agreements we entered into with borrowers in the healthcare industry. Our investment objective with respect to these equity investments was to maximize our return through capital appreciation and, when appropriate, to capture the value through optimally timed exit strategies. At September 30, 2020, our equity investments consisted of shares of common stock in AEON Biopharma, Inc. and Alphaeon 1, LLC, received in connection with the loans made to LENSAR by us prior to our acquisition of LENSAR and warrants to acquire shares of common stock of CareView that were received in connection with our loan.

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

We previously entered into licensing agreements under our Queen et al. patents with numerous entities that are independently developing or have developed humanized antibodies. Under our licensing agreements, we were typically entitled to receive a flat-rate royalty based upon our licensees’ net sales of covered antibodies. The royalties under these agreements have substantially ended with the exception of solanezumab, a Lilly-licensed humanized monoclonal antibody being tested in a study of older individuals who may be at risk of memory loss and cognitive decline due to Alzheimer’s disease. Lilly has characterized the study as an assessment of whether an anti-amyloid investigational drug (solanezumab) in older individuals who do not yet show symptoms of Alzheimer’s disease cognitive impairment or dementia can slow memory loss and cognitive decline. The study will also test whether solanezumab treatment can delay the progression of Alzheimer’s disease-related brain injury on imaging and other biomarkers. If solanezumab is approved and commercialized pursuant to this clinical trial or another, we would be entitled to receive a royalty based on a “know-how” license for technology provided in the design of this antibody. The 2% royalty on net sales is payable for 12.5 years after the product’s first commercial sale. The above described study is currently in Phase 3 testing with an estimated study completion date of January, 2023.

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

On March 11, 2020, the World Health Organization declared a global pandemic, as the outbreak of a novel strain of coronavirus spread throughout the world. The outbreak of COVID-19 has disrupted our business operations and has adversely impacted LENSAR. Actions taken to mitigate coronavirus have had and are expected to continue to have an adverse impact on the geographical areas in which LENSAR operates. Cataract surgery is typically considered an elective surgery and as such the majority of LENSAR’s customers are not utilizing the LENSAR Laser Systems as they normally would at this time. LENSAR has also experienced minor supply chain disruptions. The full extent to which the COVID-19 outbreak will impact our business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and the estimates of the impact on our business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. As discussed further below, the results of operations for the two and eight months ended August 31, 2020 and for the 2019 periods have been prepared under the going concern basis of accounting (“Going Concern Basis”) whereas the financial statement information presented as of and for the one month period ended September 30, 2020 is prepared under the liquidation basis of accounting (“Liquidation Basis”).

The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. The accounting estimates that require management’s most significant, difficult and subjective judgments include the estimated sales proceeds of our assets in liquidation and estimated settlement amounts of our liabilities as well as the estimated revenue and operating expenses during dissolution that are projected under the Liquidation Basis, the valuation of royalty rights, assets and liabilities held for sale, product revenue recognition and allowance for customer rebates and allowances, the valuation of notes receivable and inventory, the assessment of recoverability of intangible assets and their estimated useful lives, the valuation and recognition of stock-based compensation, the recognition and measurement of current and deferred income tax assets and liabilities, including amounts recoverable under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, and the valuation of warrants to acquire shares of common stock. Furthermore, the impact on accounting estimates and judgments on our financial condition and results of operations due to COVID-19 has introduced additional uncertainties. We base our estimates, where possible, on our historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

During the quarter ended March 31, 2020, we reclassified our Pharmaceutical segment and the royalty right assets within the Income Generating Assets segment to assets held for sale. During the quarter ended June 30, 2020, we distributed the shares of Evofem common stock within the Strategic Positions segment and reclassified the financial results of that segment as discontinued operations and the remaining assets are reclassified as held for sale. Assets and liabilities are classified as held for sale when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the assets; (2) the assets are available for immediate sale, in their present condition, subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the assets have been initiated; (4) the sale of the assets is probable and is expected to be completed within one year; (5) the assets are being actively marketed for a price that is reasonable in relation to their current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. When all of these criteria have been met, the assets (and liabilities) are classified as held for sale in the balance sheet for the current and comparative reporting periods. Assets classified as held for sale are reported at the lower of their carrying value or fair value less costs to sell. Depreciation and amortization of assets ceases upon designation as held for sale. The assets and liabilities held for sale are recorded on our Condensed Consolidated Balance Sheet as Assets held for sale and Liabilities held for sale, respectively, as of December 31, 2019. The profits and losses are presented on the Condensed Consolidated Statements of Operations as discontinued operations for the applicable current and prior periods.

In August 2020, as a result of the approval of our stockholders to pursue dissolution of our company and return capital to our stockholders, our basis of accounting in accordance with GAAP transitioned from the Going Concern Basis to the Liquidation Basis, effective September 1, 2020. Under the Liquidation Basis, all assets are stated at their estimated liquidation value. Contractual liabilities under the Liquidation Basis are measured in accordance with applicable GAAP and all other liabilities are stated at their estimated settlement amounts over the remaining estimated liquidation period.

Other than the adoption of the Liquidation Basis of Accounting on September 1, 2020, there have not been any other significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2020, from those presented in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, that are of significance, or potential significance, to us. Summarized below are the accounting pronouncements and policies adopted subsequent to December 31, 2019.

Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The guidance amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. The Company adopted ASU No. 2016-13 on January 1, 2020 using a modified retrospective approach. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. As a consequence of adopting ASU 2016-13, the Company’s accounts receivable accounting policy has been updated, as follows:

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

As a result of the COVID-19 pandemic, LENSAR entered into agreements with 23 customers through which LENSAR agreed to waive monthly rental and minimum monthly license fees ranging from one to four months for an aggregate of $0.9 million of revenue for the eight months ended August 31, 2020, consisting of $0.5 million in Product revenue, $0.3 million in Lease revenue, and $0.1 million in Service revenue. In return for these concessions the related contracts were extended by the same number of months waived. No amounts of accounts receivable or notes receivable were deemed uncollectible due to COVID-19 during the 2020 periods presented herein; however, the Company considered the effects of COVID-19 in estimating its credit losses for the period.

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

Operating Results

As noted above, during the quarter ended March 31, 2020, we reclassified our Pharmaceutical segment and the royalty right assets within the Income Generating Assets segment to assets held for sale. When the held for sale criteria have been met, depreciation and amortization of those assets is suspended and the profits and losses are presented on the Condensed Consolidated Statements of Operations as discontinued operations. During the quarter ended June 30, 2020, we distributed the Evofem common stock and reclassified the investment as a discontinued operation. The operating results presented below are segregated between continuing operations and discontinued operations. Results from the prior year comparative period are classified consistently with the current year presentation. During the quarter ended September 30, 2020, we transitioned from the Going Concern Basis of accounting to the Liquidation Basis of accounting. Our results of operations presented below discuss the two and eight month periods ended August 31, 2020 and the three and nine month periods ended September 30, 2019 under the Going Concern Basis.

Two and eight months ended August 31, 2020, compared to three and nine months ended September 30, 2019

Revenues

	Two Months Ended	Three Months Ended	Change from Prior	Eight Months Ended	Nine Months Ended	Change from Prior
	August 31,	September 30,		August 31,	September 30,
(dollars in thousands)	2020	2019	Year %	2020	2019	Year %

Revenues
Product revenue, net(1)	$2,831	$5,856	(52%)	$10,946	$15,860	(31%)
Lease revenue	703	1,322	(47%)	2,139	3,854	(44%)
Service revenue	544	898	(39%)	2,126	2,510	(15%)
Royalties from Queen et al. patents	—	—	N/M	—	9	N/M
License and other	37	(45)	(182%)	110	(48)	(329%)
Total revenues	$4,115	$8,031	(49%)	$15,321	$22,185	(31%)
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

Product sales for our Pharmaceutical segment are included in Income (loss) from discontinued operations and are net of estimated product returns, pricing discounts, including rebates offered pursuant to mandatory federal and state government programs, chargebacks, prompt pay discounts, distribution fees and co-pay assistance for product sales each period. See Note 3, Discontinued Operations Classified as Assets Held for Sale under Going Concern Basis, for additional information on our Pharmaceutical product sales.

Two Months Ended August 31, 2020

Total revenues were $4.1 million for the two months ended August 31, 2020, compared with $8.0 million for the three months ended September 30, 2019. Our total revenues decreased by 49%, or $3.9 million, for the two months ended August 31, 2020, when compared to the prior year three-month period. The decrease was driven by the impact of the COVID-19 pandemic on the Medical Devices segment and the associated decline in elective surgical procedures in North America and the rest of the world in addition to the shorter measurement period in the current year due to the transition to Liquidation Basis of accounting on September 1, 2020.

Eight Months Ended August 31, 2020

Total revenues were $15.3 million for the eight months ended August 31, 2020, compared with $22.2 million for the nine months ended September 30, 2019. Our total revenues decreased by 31%, or $6.9 million, for the eight months ended August 31, 2020, when compared to the prior year nine-month period. The decrease was primarily driven by the impact of the COVID-19 pandemic on the Medical Devices segment and the associated decline in elective surgical procedures in addition to the shorter measurement period in the current year.

Operating Expenses

	Two Months Ended	Three Months Ended	Change from Prior	Eight Months Ended	Nine Months Ended	Change from Prior
	August 31,	September 30,		August 31,	September 30,
(dollars in thousands)	2020	2019	Year %	2020	2019	Year %

Cost of product revenue, (excluding intangible amortization)	$1,127	$4,765	(76)%	$6,626	$13,494	(51)%
Amortization of intangible assets	204	321	(36)%	841	983	(14)%
General and administrative	7,224	10,062	(28)%	29,695	27,067	10%
Severance and retention	2,400	—	N/M	24,713	—	N/M
Sales and marketing	835	1,545	(46)%	3,322	4,980	(33)%
Research and development	1,053	4,310	(76)%	4,374	6,106	(28)%
Total operating expenses	$12,843	$21,003	(39)%	$69,571	$52,630	32%
Percentage of total revenues	312%	262%		454%	237%
_______________________
N/M    Not meaningful

Two Months Ended August 31, 2020

Total operating expenses were $12.8 million for the two months ended August 31, 2020, compared with $21.0 million for the three months ended September 30, 2019 reflecting a decrease of $8.2 million or 39%. The decrease was primarily a result of:
•lower general and administrative expenses, primarily due to a shorter measurement period due to our transition to the Liquidation Basis of accounting,
•lower research and development in our Medical Devices segment as LENSAR expensed acquired intellectual property acquired in the prior period,
•lower cost of product revenue, due to decreased sales in our Medical Devices segment for the above-noted reasons, and
•lower sales and marketing expenses in our Medical Devices segment due to the impact of COVID-19, partially offset by
•severance and retention recorded in the current year period with no corresponding expense in the prior year period.

General and administrative expenses for the two months ended August 31, 2020 and three months ended September 30, 2019 are summarized in the table below:

	Two Months Ended August 31, 2020			Three Months Ended September 30, 2019
(in thousands)	Medical Devices	Income Generating Assets	Total	Medical Devices	Income Generating Assets	Total
Compensation	$463	$1,319	$1,782	$855	$4,867	$5,722
Salaries and Wages (including taxes)	449	885	1,334	454	1,449	1,903
Bonuses (including accruals)	(192)	404	212	261	1,465	1,726
Equity	206	30	236	140	1,953	2,093
Asset management	—	1,499	1,499	—	418	418
Business development	—	123	123	—	614	614
Accounting and tax services	720	1,821	2,541	6	834	840
Other professional services	77	398	475	291	450	741
Other	256	548	804	462	1,265	1,727
Total general and administrative(1)	$1,516	$5,708	$7,224	$1,614	$8,448	$10,062
________________
(1) No general and administrative operating expenses were attributable to the Pharmaceutical or Strategic Positions segments for the two months ended August 31, 2020 or the three months ended September 30, 2019. See Assets held for sale and discontinued operations below, for additional information on our Pharmaceutical segment.

Eight Months Ended August 31, 2020

Total operating expenses were $69.6 million for the eight months ended August 31, 2020, compared with $52.6 million for the nine months ended September 30, 2019 reflecting an increase of $16.9 million or 32%. The increase was primarily a result of:
•provisions under our Wind-Down Retention Plan, which, as a result of the adoption of the Plan of Liquidation, accelerated the vesting of outstanding stock awards for employees in the first quarter of 2020, and
•higher general and administrative expenses of $2.6 million, or 10% from the prior period, primarily due to increased professional fees associated with our monetization plan, partially offset by
•lower research and development expenses in our Medical Devices segment,
•lower cost of product revenue, due to decreased sales in our Medical Devices segment, and
•lower sales and marketing expenses in our Medical Devices segment due to the impact of COVID-19.

After we announced our monetization strategy, we recognized that our ability to execute on our plan and optimize returns to our stockholders depended to a large extent on our ability to retain the necessary expertise to effectively transact with respect to our assets. On December 21, 2019, the Compensation Committee of the Board adopted the Wind Down Retention Plan in which our executive officers and other employees who are participants in our Severance Plan are eligible to participate. Under the Wind Down Retention Plan, participants are eligible to earn a retention benefit in consideration for their continued employment with us. The Wind Down Retention benefits are equivalent to previously disclosed compensation payments contemplated in connection with a change in control under our existing Severance Plan. Under the Wind Down Retention Plan, payment of the retention benefit to any participant will occur upon termination of the participant’s employment with us either by us without cause or by the participant for good reason. The retention benefit, if paid, would be in lieu of (and not in addition to) any other severance compensation that could become payable to the participant under our Severance Plan. In connection with the adoption of the Wind Down Retention Plan, a severance liability was being recorded over the remaining service period for the participating employees under the Going Concern Basis. Upon the adoption of the Liquidation Basis on September 1, 2020, all remaining estimated severance and retention costs were accrued. As of September 30, 2020, we had an estimated severance liability of $10.9 million. Expenses associated with severance payments and accruals are reflected in Severance and retention on our Condensed Consolidated Statements of Operations.

The Wind Down Retention Plan also provides that, consistent with the existing terms of the our Amended and Restated 2005 Equity Incentive Plan (the “Equity Plan”), the vesting of all outstanding equity awards held by participants as of the date the Wind Down Retention Plan was adopted will be accelerated upon the earlier of: (i) a termination of the participant’s employment with us either by us without cause or by the participant for good reason or (ii) the consummation of a change in control (as defined in the Equity Plan) of our company. In addition, the post-termination exercise period for all outstanding stock options will be extended until their expiration date. In connection with the Board adopting the Plan of Liquidation in the first quarter of 2020, all of the outstanding and unvested stock options and restricted stock granted to our employees, executive officers and directors, with the exception of certain outstanding awards under the 2016/20 Long-Term Incentive Plan, accelerated and vested under the change in control definition in the Equity Plan. The expense associated with the accelerated vesting, totaled $15.7 million and is also reflected in Severance and retention on our Condensed Consolidated Statements of Operations.

General and administrative expenses for the eight months ended August 31, 2020 and nine months ended September 30, 2019 are summarized in the table below:

	Eight Months Ended August 31, 2020			Nine Months Ended September 30, 2019
(in thousands)	Medical Device	Income Generating Assets	Total	Medical Device	Income Generating Assets	Total
Compensation	$2,464	$8,633	$11,097	$2,798	$12,651	$15,449
Salaries and Wages (including taxes)	1,666	4,468	6,134	1,426	4,639	6,065
Bonuses (including accruals)	410	1,890	2,300	831	2,894	3,725
Equity	388	2,275	2,663	541	5,118	5,659
Asset management	—	5,299	5,299	—	807	807
Business development	—	650	650	—	1,211	1,211
Accounting and tax services	2,221	4,156	6,377	46	2,482	2,528
Other professional services	369	2,365	2,734	993	1,253	2,246
Other	1,184	2,354	3,538	1,316	3,510	4,826
Total general and administrative (1)	$6,238	$23,457	$29,695	$5,153	$21,914	$27,067
________________
(1) No general and administrative expenses were attributable to the Pharmaceutical or Strategic Positions segment for the eight months ended August 31, 2020 or the nine months ended September 30, 2019. See Assets held for sale and discontinued Operations below, for additional information on our Pharmaceutical segment.

Non-operating Expense, Net

	Two Months Ended	Three Months Ended	Change from Prior	Eight Months Ended	Nine Months Ended	Change from Prior
	August 31,	September 30,		August 31,	September 30,
(dollars in thousands)	2020	2019	Year %	2020	2019	Year %

Interest and other income, net	$26	$1,460	(98%)	$608	$4,984	(88%)
Interest expense	(210)	(3,011)	(93%)	(996)	(8,950)	(89%)
Loss on investment	(5,576)	—	N/M	(5,576)	—	N/M
Gain on sale of intangible assets	—	3,476	N/M	—	3,476	N/M
Loss on extinguishment of convertible notes	—	(3,900)	N/M	(606)	(3,900)	(84%)
Total non-operating expense, net	$(5,760)	$(1,975)	192%	$(6,570)	$(4,390)	50%
________________________
N/M    Not meaningful

Two Months Ended August 31, 2020

Net non-operating expense increased for the two months ended August 31, 2020, as compared to the three months ended September 30, 2019, primarily due to:
•a shorter measurement period due to the transition to Liquidation Basis of accounting on September 1, 2020,
•lower interest expense in conjunction with the extinguishment of a substantial portion of our convertible notes,
•the loss on extinguishment of convertible notes in the prior period with not charge in the current period, and
•a decrease in the value of our investment in AEON, partially offset by
•a decrease in interest and other income due to lower cash balances in the current period.

Eight Months Ended August 31, 2020

Net non-operating expense increased for the eight months ended August 31, 2020, as compared to the nine months ended September 30, 2019, primarily due to:
•a shorter measurement period due to the transition to Liquidation Basis of accounting on September 1, 2020,
•lower interest expense in conjunction with the extinguishment of a substantial portion of our convertible notes,
•a smaller loss on extinguishment of convertible notes recorded in the eight months ended August 31, 2020 compared to the prior year period, and
•a decrease in the value of our investment in AEON, partially offset by
•lower interest and other income due to lower cash balances in the current period.

Income Taxes

On March 27, 2020 the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other provisions, permits Net Operating Loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. We were a significant taxpayer in the earlier eligible carryback years and expects that the NOL carryback provision of the CARES Act to result in a material cash benefit as a result of the 2020 ordinary tax losses being generated and, to a lesser degree, for the 2019 tax year.

Historically, we calculated our provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss. Upon the Company’s adoption of the liquidation basis of accounting, we employ the discrete method of determining our tax provision based on the pre-tax results for the eight month period ending August 31, 2020 and the one month period ending September 30, 2020.

Income tax benefit from continuing operations for the two months ended August 31, 2020 and three months ended September 30, 2019, was $3.6 million and $3.1 million, respectively, and for the eight months ended August 31, 2020 and nine months ended September 30, 2019, was $17.8 million and $6.6 million, respectively, which in the current period resulted primarily from anticipated use of NOL carrybacks as allowed by the CARES Act. Our effective tax rate for the current year periods differs from the U.S. federal statutory rate of 21% due primarily to the effect of state income taxes, non-deductible executive compensation and the tax provisions of the CARES Act.

The CARES Act receivable included in Income tax receivable on the Condensed, Consolidated Statement of Net Assets as of September 30, 2020 is $80.5 million and includes, in addition to the losses from operations, the ordinary losses incurred on the Noden transaction and the sale of the royalty assets. See Note 21, Subsequent Events, for additional information on the LENSAR spin-off. The Income tax receivable as of September 30, 2020 also includes a refund of $7.9 million for a prior year overpayment that was requested after the 2016 Internal Revenue Service (the “IRS”) audit was settled.

The uncertain tax positions decreased by $4.4 million in September 2020 upon settlement of the IRS audit for the tax year 2016. We recorded $1.9 million and $2.0 million of interest related to uncertain tax positions during the eight months ended August 31, 2020 and the nine months ended September 30, 2019, respectively.

Our income tax returns are subject to examination by U.S. federal, foreign, state and local tax authorities for tax years 2000 forward. In September 2020, the Company settled the IRS audit for the tax year 2016. We are currently under audit by the California Franchise Tax Board (the “CFTB”) for the tax years 2009 through 2015. The timing of the resolutions to the CFTB audit and the amount to be ultimately paid, if any, is uncertain. Final resolution of this complex matter could have a material impact on our Condensed Consolidated Financial Statements. We believe our accrual for income tax liabilities is appropriate based on past experience, interpretations of tax law and judgments; however, the outcome of these audits could result in the payment of tax amounts that substantially differ from the amounts we have reserved resulting in incremental expense or a reversal of our reserves in a future period. At this time, we do not anticipate a material change in the unrecognized tax benefits related to the CFTB audit that would affect the effective tax rate or deferred tax assets over the next 12 months.

Assets held for sale and discontinued operations

The Pharmaceutical segment, the royalty right assets in the Income Generating Assets segment and the Evofem investment in the Strategic Positions segment have been classified as held for sale and reported as discontinued operations. The operating results from discontinued operations are presented separately in our Condensed Consolidated statements of Operations as discontinued operations. Components of amounts reflected in Income (Loss) from discontinued operations are as follows (in thousands):

	Two Months Ended	Three Months Ended	Eight Months Ended	Nine Months Ended
	August 31,	September 30,	August 31,	September 30,
	2020	2019	2020	2019
Revenues
Product revenue, net	$6,281	$12,269	$29,479	$42,644
Royalty rights - change in fair value	(1,893)	23,865	(8,804)	(4,277)
Total revenues	4,388	36,134	20,675	38,367
Operating expenses
Cost of product revenue (excluding intangible asset amortization)	3,894	10,268	17,576	26,697
Amortization of intangible assets	—	1,253	389	3,760
General and administrative	1,540	2,029	6,105	5,969
Sales and marketing	59	168	257	1,536
Research and development	—	—	—	(41)
Total operating expenses	5,493	13,718	24,327	37,921
Operating (loss) income from discontinued operations	(1,105)	22,416	(3,652)	446
Non-operating income (expense), net
Equity affiliate - change in fair value	1,296	(27,378)	(25,365)	18,109
Loss on classification as held for sale	—	—	(28,904)	—
Total non-operating income (expense), net	1,296	(27,378)	(54,269)	18,109
Income (loss) from discontinued operations before income taxes	191	(4,962)	(57,921)	18,555
Income tax (benefit) expense from discontinued operations	(15,045)	1,193	(23,006)	6,141
Income (loss) from discontinued operations	$15,236	$(6,155)	$(34,915)	$12,414

Two Months Ended August 31, 2020

Income from discontinued operations for the two months ended August 31, 2020 was $15.2 million, a $21.4 million increase from the $6.2 million loss recognized for the three months ended September 30, 2019. The favorable change was primarily a result of:
•An unrecognized loss of $27.4 million in the three months ended September 30, 2019 as compared to a $1.3 million unrecognized gain in the two months ended August 31, 2020.
These amounts were partially offset by:
•A $6.0 million, or 49%, decline in revenue from our Pharmaceutical segment for the two months ended August 31, 2020 as compared to the same period in the prior year. The decrease in revenue from our Pharmaceutical segment is primarily due to lower net revenues in the United States and the shorter measurement period. The decrease in revenue from our Pharmaceutical segment in the United States for the two months ended August 31, 2020 is due to the increased sales of our authorized generic and lower sales of our branded drug as compared to the third quarter of 2019.
•Revenue from our royalty right assets of negative $1.9 million for the two months ended August 31, 2020 as compared with revenue of $23.9 million for the three months ended September 30, 2019. The difference was primarily due to an increase in fair value in the third quarter of 2019 primarily resulting from the Assertio asset.

•The royalty right assets in our Income Generating Assets segment generated cash flows of $10.1 million and a loss from the decrease in fair value of $12.0 million in the two months ended August 31, 2020 compared with cash flows of $25.6 million and a decrease in fair value of $1.7 million in the three month period ended September 30, 2019.

The following tables provides a summary of activity with respect to our royalty rights - change in fair value for the two months ended August 31, 2020 and three months ended September 30,2019:

	Two Months Ended August 31, 2020
		Change in	Royalty Rights -
(in thousands)	Cash Royalties	Fair Value	Change in Fair Value

Assertio	$9,910	$(11,771)	$(1,861)
VB	137	(208)	(71)
U-M	—	—	—
AcelRx	37	—	37
KYBELLA	—	—	—
Total	$10,084	$(11,979)	$(1,895)

	Three Months Ended September 30, 2019
		Change in	Royalty Rights -
(in thousands)	Cash Royalties	Fair Value	Change in Fair Value

Assertio	$23,597	$1,058	$24,655
VB	254	89	343
U-M	1,574	(3,063)	(1,489)
AcelRx	80	236	316
KYBELLA	59	(19)	40
Total	$25,564	$(1,699)	$23,865

Eight Months Ended August 31, 2020

Loss from discontinued operations for the eight months ended August 31, 2020 was $34.9 million, a $47.3 million decrease from the $12.4 million of income recognized for the nine months ended September 30, 2019. The unfavorable change was primarily a result of:
•A $43.5 million change in the fair value of our equity affiliate from an unrecognized gain of $18.1 million in the nine months ended September 30, 2019 as compared to a $25.4 million unrecognized loss in the eight months ended August 31, 2020.
•A $23.5 million write down of our Pharmaceutical segment in the current year due to a decrease in the value of Noden prior to its sale.
•A $13.2 million, or 31%, decline in revenue from our Pharmaceutical segment for the eight months ended August 31, 2020, as compared to the nine months period ended September 30, 2019. The decrease in revenue from our Pharmaceutical segment reflects lower net revenues in the United States and the rest of the world. The decrease in revenue from our Pharmaceutical segment in the United States for the eight months ended August 31, 2020 reflects the introduction of our authorized generic of Tekturna and a third-party generic of aliskiren late in the first quarter of 2019. The decrease in revenue for the rest of the world is due to lower sales volume of Rasilez in certain territories.
•Revenue from the royalty right assets in our Income Generating Assets segment for the eight months ended August 31, 2020 of negative $8.8 million as compared with negative revenue of $4.3 million for the nine month period of the prior year. The difference was primarily due to a larger decrease in fair value in the nine months ended September 30, 2019 resulting from the $60.0 million AcelRx write-down as compared to the current year period, which includes the fair value adjustments as informed by bids received during our monetization process.

•The royalty right assets generated cash flows of $35.1 million in the eight months ended August 31, 2020 compared to $58.3 million in the nine months ended September 30, 2019.

The following tables provides a summary of activity with respect to our royalty rights - change in fair value for the eight months ended August 31, 2020 and nine months ended September 30, 2019:

	Eight Months Ended August 31, 2020

		Change in	Royalty Rights -
(in thousands)	Cash Royalties	Fair Value	Change in Fair Value

Assertio	$29,927	$(18,209)	$11,718
VB	612	(9,408)	(8,796)
U-M	4,355	(2,948)	1,407
AcelRx	194	(12,952)	(12,758)
KYBELLA	42	(416)	(374)
Total	$35,130	$(43,933)	$(8,803)

	Nine Months Ended September 30, 2019

		Change in	Royalty Rights -
(in thousands)	Cash Royalties	Fair Value	Change in Fair Value

Assertio	$52,980	$599	$53,579
VB	748	354	1,102
U-M	4,212	(4,379)	(167)
AcelRx	241	(57,650)	(57,409)
KYBELLA	109	(1,491)	(1,382)
Total	$58,290	$(62,567)	$(4,277)

Net Income (Loss) Per Share

Net income (loss) per share for the two and eight months ended August 31, 2020 and three and nine months ended September 30, 2019, is presented below:

	Two Months Ended	Three Months Ended	Eight Months Ended	Nine Months Ended
	August 31,	September 30,	August 31,	September 30,
	2020	2019	2020	2019

Net income (loss) per share - basic:
Continuing operations	$(0.10)	$(0.10)	$(0.36)	$(0.23)
Discontinued operations	0.14	(0.06)	(0.30)	0.10
Net income (loss) attributable to PDL’s stockholders per basic share	$0.04	$(0.16)	$(0.66)	$(0.13)

Net income (loss) per share - diluted:
Continuing operations	$(0.10)	$(0.10)	$(0.36)	$(0.23)
Discontinued operations	0.14	(0.06)	(0.30)	0.10
Net income (loss) attributable to PDL’s stockholders per diluted share	$0.04	$(0.16)	$(0.66)	$(0.13)

Weighted-average basic and diluted shares used in the computation of Net income (loss) per share are as follows (in thousands):

	Two Months Ended	Three Months Ended	Eight Months Ended	Nine Months Ended
	August 31,	September 30,	August 31,	September 30,
	2020	2019	2020	2019

Basic	113,889	112,986	118,001	119,966
Diluted	113,889	112,986	118,001	119,966

Liquidity and Capital Resources

We have previously financed our operations primarily through royalty and other license-related revenues, public and private placements of debt and equity securities, interest income on invested capital and cash generated from pharmaceutical and medical device product sales. We plan to continue to finance our operations in the near term primarily through existing cash and cash proceeds from our monetization efforts and our royalty rights assets until such assets are disposed.

In September 2019, we engaged financial and legal advisors and initiated a review of our strategy. In December 2019, we disclosed that we planned to halt the execution of our growth strategy, cease making additional strategic transactions and investments and pursue a formal process to unlock the value of our portfolio by monetizing our assets and ultimately returning net proceeds to our stockholders. Over the subsequent months, our Board and management analyzed, together with its outside financial and legal advisors, how to best capture value pursuant to its monetization strategy and best return the significant intrinsic value of the assets in its portfolio to the stockholders. In February 2020, our Board approved a plan of complete liquidation of our assets. In August 2020 we received stockholder approval to dissolve our Company under Delaware law. We plan to file a certificate of dissolution in Delaware in January 2021 and proceed to wind-down and dissolve our Company in accordance with Delaware General Corporate Law.

Pursuant to our monetization strategy, we are explored a variety of potential transactions, including a whole Company sale, divestiture of assets, spin-offs of operating entities, merger opportunities or a combination thereof. In addition, we have analyzed, and continue to analyze, the optimal mechanisms for returning value to stockholders in a tax-efficient manner, including via share repurchases, cash dividends and other distributions of assets. We intend to pursue monetization in a disciplined and cost-effective manner to maximize returns to stockholders. We recognize, however, that accelerating the timeline, while continuing to optimize asset value, could increase returns to stockholders due to reduced general and administrative expenses as well as provide faster returns to stockholders.

As a result of this monetization strategy, we expect to generate additional cash from the sale of one or more of the assets in our portfolio, including from the recovery of previous taxes paid under the CARES Act, with the intention of managing the successful wind down of our business and distributing the remaining net proceeds to our stockholders.

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
•On October 1, 2020, we distributed in the form of a dividend all outstanding shares of LENSAR common stock held by us to our stockholders of record as of September 22, 2020. As a result, LENSAR became an independent, publicly traded company and we do not anticipate any additional cash needs for this entity to be provided by PDL.
•Our Pharmaceutical segment was sold in the three months ended September 30, 2020 and we do not anticipate any additional cash funding to be provided by PDL for this segment.
•The cash needs of our Income Generating Assets segment tend to be driven by employee compensation, legal and professional service fees required for operating a publicly traded company, as well as the funding of potential repurchases of our common stock and convertible notes.

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

As of September 30, 2020, we had repurchased $50.2 million in aggregate principal amount of December 2021 Notes and $85.0 million in aggregate principal amount of December 2024 Notes under the Board authorized repurchase program. As of September 30, 2020 approximately $14.8 million in aggregate principal amount of the convertible notes remain outstanding. Pursuant to the convertible note repurchase transactions and the unwinding of a portion of the capped call transaction entered into for the notes, we also repurchased 3.2 million shares of our common stock under this program directly from our capped call counterparty. We repurchased 12.3 million shares of our common stock under this repurchase program during the eight months ended August 31, 2020, for an aggregate purchase price of $39.4 million, or an average cost of $3.20 per share, including trading commissions. This repurchase program may be suspended at any time without notice.

Our debt service obligations consist of interest payments and repayment of the remaining amount of our December 2021 Notes and December 2024 Notes. We may continue our efforts to repurchase the remaining outstanding convertible notes. We expect to finance such repurchases with cash on hand.

We had cash and cash equivalents in the aggregate of $125.7 million and $169.0 million as of September 30, 2020 and December 31, 2019, respectively, representing a decrease of $43.3 million. The decrease was primarily attributable to:
•the repurchase of our common stock for $39.4 million,
•the net cash used for the repurchase of our convertible notes of $18.0 million, and
•cash that transferred with the Noden business in connection with the sale of our interest in Noden DAC and Noden USA, partially offset by
•proceeds from royalty right payments of $42.6 million.

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

As noted above, in September 2020, we sold our interests in Noden DAC and Noden USA which comprised our Pharmaceutical segment. Upon closing, we were released of our guarantee to Novartis under Noden’s supply agreement. Under the terms of the sale of our interests in Noden DAC and Noden USA, we received proceeds of $12.2 million at the closing of the transaction and are due an additional $33.0 million to be paid in 12 equal quarterly installments from January 2021 to October 2023 and two contingent payments totaling $3.78 million. There is an additional $3.86 million to be paid to us in four equal quarterly installments from January 2023 to October 2023.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

Convertible Senior Notes

As of September 30, 2020, our outstanding notes consisted of notes due in December 2021 and December 2024, which in the aggregate totaled $14.8 million in principal.

We have actively repurchased our convertible senior notes in privately negotiated transactions and in the open market using cash on hand. As of September 30, 2020, our outstanding notes consisted of notes due in December 2021 and in December 2024, which in the aggregate totaled $14.8 million in principal, or less than 10% of the aggregate principal balance of the original issuance. In late September 2020, we received notices to convert $11.2 million par value of our 2021 convertible notes which we intend to settle in cash. After settling the debt submitted for conversion and pending any further transactions before the end of the year, we will finish 2020 with an aggregate of $3.6 million of convertible notes outstanding. We expect that our debt service obligations prior to our dissolution will consist of interest payments and the repurchase or repayment of our December 2021 Notes and December 2024 Notes.

Guarantees

Redwood City Lease Guarantee

In connection with the spin-off of Facet Biotech Corporation (“Facet”), we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the spin-off date. In April 2010, Abbott Laboratories acquired Facet and later renamed the entity AbbVie Biotherapeutics, Inc. (“AbbVie”). If AbbVie were to default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of September 30, 2020, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $14.1 million. For additional information regarding our lease guarantee, see Note 14, Commitments and Contingencies.

Purchase Obligation

Noden DAC and Novartis entered into a supply agreement pursuant to which Novartis will manufacture and supply to Noden DAC a bulk tableted form of the Noden Products and the active pharmaceutical ingredient. On July 30, 2020 we announced the signing of a definitive agreement for the sale of 100% of the outstanding stock in Noden DAC and Noden USA. The sale closed in September 2020, at which time we were released of our guarantee to Novartis in connection with Noden’s supply agreement.

LENSAR entered into various supply agreements for the manufacture and supply of certain components. The supply agreement commits LENSAR to a minimum purchase obligation of approximately $2.5 million, which is due over the next twelve months. We had previously guaranteed a portion of this commitment and were released from our guarantee in August of 2020.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2020, there have been no material changes in our market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the chief executive officer and the chief financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2020, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

The information set forth in Note 14, Commitments and Contingencies, to our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q is incorporated by reference herein.

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

ITEM 1A.         RISK FACTORS

Except for the additional risk factors set forth below, the risk factors set forth in Part II, Item 1A “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, and the risk factors set forth in our Definitive Proxy Statement on Schedule 14A for our 2020 Annual Meeting of Stockholders, filed with the SEC on July 7, 2020, which are incorporated by reference herein, there have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Liquidation basis of accounting affects our reporting methodology, and may require us to adjust the net carrying value of our assets from time to time.

In August 2020, as a result of the approval of our stockholders to pursue dissolution of our company and return capital to our shareholders, we changed our basis of accounting in accordance with GAAP and transitioned from a Going Concern Basis to a Liquidation Basis, effective September 1, 2020. Under the Liquidation Basis, all of our assets are required to be stated at their estimated liquidation value, and all of our liabilities are required to be stated at their estimated settlement amounts over the remaining estimated liquidation period. There is a risk that the Liquidation Basis may entail write-downs of certain of our assets to values substantially less than their respective carrying amounts, and may require that certain of our liabilities be increased or certain other liabilities be recorded to reflect the anticipated effects of an orderly liquidation. Write-downs in our assets could reduce the price that a third party would be willing to pay to acquire your shares or our assets, and could have a negative impact on the market price of our common stock causing it to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information relating to the repurchases of our common stock made by us in the three months ended September 30, 2020 (in thousands, except per share amounts):

Fiscal Period			Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
July 1, 2020	to	July 31, 2020	—	$—	—	$61,987
August 1, 2020	to	August 31, 2020	—	$—	—	61,987
September 1, 2020	to	September 30, 2020	—	$—	—	61,987
Total for the three months ended September 30, 2020			—	$—	—	$61,987
____________________
(1) The approximate dollar amount of shares that may yet be purchased under the share repurchase program was reduced by the cash and PDL common stock issued as consideration to repurchase the convertible notes in December 2019 and the cash used to repurchase the convertible notes in the first quarter of 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION
On November 5, 2020, the Company entered into a lease agreement with RDH Investments, LLC, with respect to the leasing of its headquarters located in Reno, Nevada (the “Lease”). The Lease commences on November 15, 2020, and expires on December 31, 2022, and is for approximately 1,750 square feet of office space. The fixed monthly rent, which does not commence until January 1, 2021, is $3,062.50 through December 31, 2021 and $3,154.38 from January 1, 2022 through expiration. The Company may, at its option, extend the term of the Lease for an additional six months at a monthly rent equal to then fair market value.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Title

2.1	Separation and Distribution Agreement between the Company and LENSAR, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed October 2, 2020)

3.1	Restated Certificate of Incorporation effective March 23, 1993 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed March 31, 1993)

3.2	Certificate of Amendment of Certificate of Incorporation effective August 21, 2001 (incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K filed March 14, 2002)

3.3	Certificate of Amendment of Certificate of Incorporation effective January 9, 2006 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed January 10, 2006

3.4	Certificate of Designation, Preferences and Rights of the Terms effective August 25, 2006 (incorporated by reference to Exhibit 3.4 to Registration Statement on Form 8-A filed September 6, 2006)

3.5	Certificate of Amendment of Restated Certificate of Incorporation effective May 22, 2013 (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 filed June 21, 2013)

3.6	Certificate of Amendment of Restated Certificate of Incorporation effective August 26, 2020 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed September 1, 2020)

3.7	Fourth Amended and Restated Bylaws effective August 26, 2020 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed September 1, 2020)

10.1#†
Settlement and Mutual Release Agreement among the Company, Samuel J. Wohlstadter, Nadine H. Wohlstadter, Hyperion Catalysis International, Wellstat Vaccines, LLC, Wellstat Immuno Therapeutics, LLC, Wellstat BioCatalysis, LLC, Wellstat AVT Investment, LLC, Wellstat Biologics Corporation, Wellstat Management Company, LLC, Wellstat Ophthalmics Corporation, Wellstat Therapeutics Corporation, Wellstat Therapeutics EU Limited, Duck Farm, Inc., Hebron Valley Farms, Inc., HVF, Inc., Hyperion Catalysis EU Limited, NHW, LLC, and SJW Properties, Inc., and Defined Diagnostics, LLC (f/k/a Wellstat Diagnostics, LLC, effective as of August 11, 2020

10.2#	Asset Transfer Agreement dated as of August 11, 2020 between Defined Diagnostics, LLC (F/K/A Wellstat Diagnostics LLC) and the Company

10.3*
Confidential Severance Agreement and Release of All Claims between Jill Jene and the Company, effective as of August 15, 2020 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 20, 2020)

10.4*	Transition Services Agreement between the Company and LENSAR, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 2, 2020)

10.5	Tax Matters Agreement between the Company and LENSAR, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 2, 2020)

10.6#	Commercial Sublease Agreement dated as of November 5, 2020 by and between RDH Investments LLC and the Company

31.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1#+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

#    Filed herewith.
* Management contract or compensatory plan or arrangement.

†    Certain schedules and attachments to this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(6).

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

Dated:	November 12, 2020
PDL BIOPHARMA, INC. (REGISTRANT)

/s/ DOMINIQUE MONNET
Dominique Monnet
President and Chief Executive Officer (Principal Executive Officer)

/s/ EDWARD A. IMBROGNO
Edward A. Imbrogno
Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)